Form 10-Q
period 1999-03-31
INTELLIGENT LIFE CORP
filed 1999-06-28
CIK 1080866

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[Mark One]
   [_]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                      OR


   [X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from January 1, 1999 To March 31, 1999

                          Commission File No. 0-25681


                         INTELLIGENT LIFE CORPORATION
            (Exact name of registrant as specified in Its charter)


                         FLORIDA                                 65-0423422
(State or other Jurisdiction of incorporation          (I.R.S. Employer Identification No.)
 or organization)

       11811 U.S. HIGHWAY ONE, SUITE 101                            33408
          North Palm Beach, Florida                               (Zip Code)
    (Address of principal executive offices)

      Registrant's telephone number, including area code: (561) 627-7330

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

The number of shares of the issuer's class of capital stock as of May 31, 1999, the latest practicable date, is as follows: 13,440,988 shares of Common Stock, $.01 par value.

================================================================================

                         Intelligent Life Corporation
      Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999
                                     Index

PART I.   FINANCIAL INFORMATION                                                         PAGE NO.
Item 1.   INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED):

          Condensed Balance Sheets at December 31, 1998, March 31, 1999 and
            March 31, 1999 pro forma..................................................

          Condensed Statements of Operations for the three months ended March 31, 1999 and 1998..................................................................

          Condensed Statements of Redeemable Stock and Stockholders' Equity (Deficit).

          Condensed Statements of Cash Flows for the three months ended March 31,
            1999 and 1998.............................................................

          Notes to Condensed Financial Statements.....................................

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations.............................................................

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................

Item 2.   Changes in Securities and Use of Proceeds...................................

Item 3.   Defaults Upon Senior Securities.............................................

Item 4.   Submission of Matters to a Vote of Security Holders.........................

Item 5.   Other Information...........................................................

Item 6.   Exhibits and Reports on Form 8-K............................................

Signatures............................................................................

Intelligent Life Corporation
Condensed Balance Sheets
(Unaudited)

                                                                                                                      March 31,
                                                                                                                        1999
                                                                                  December 31,       March 31,       (Unaudited)
                                                                                     1998              1999          (pro forma)
                                                                                  (Unaudited)      (Unaudited)        (Note 1)
                                                                                  ------------     ------------     ------------
              Assets

Cash and cash equivalents                                                         $  1,633,100     $  1,268,080    $  42,715,080
Accounts receivable, net of allowance for doubtful accounts
  of $24,847 and $25,297 at December 31, 1998 and March 31, 1999, respectively         538,536          656,867          656,867
Deferred initial public offering costs                                                       -          305,612                -
Other current assets                                                                   109,488           80,822           80,822
                                                                                  ------------     ------------     ------------

           Total current assets                                                      2,281,124        2,311,381       43,452,769

Furniture, fixtures and equipment, net                                                 813,659        1,086,118        1,086,118
Intangible assets, net of accumulated amortization of $152,976 and $157,177
  at December 31, 1998 and March 31, 1999, respectively                                  4,569           86,561           86,561
                                                                                  ------------     ------------     ------------

           Total assets                                                           $  3,099,352     $  3,484,060     $ 44,625,448
                                                                                  ============     ============     ============

           Liabilities, Redeemable Stock and Stockholders' Equity (Deficit)

Liabilities:
  Accounts payable                                                                $    308,667     $    851,222     $    851,222
  Accrued expenses                                                                     588,212          895,613          895,613
  Deferred revenue                                                                     612,660          479,693          479,693
  Loan from stockholder                                                                      -        1,000,000                -
  Current portion of obligations under capital leases                                  113,405          157,530          157,530
  Other current liabilities                                                                  -          102,244          102,244
                                                                                  ------------     ------------     ------------

           Total current liabilities                                                 1,622,944        3,486,302        2,486,302


Obligations under capital leases, long-term                                            263,009          373,683          373,683
                                                                                  ------------     ------------     ------------

           Total liabilities                                                         1,885,953        3,859,985        2,859,985
                                                                                  ------------     ------------     ------------

Commitments and contingencies

Redeemable Convertible Series A preferred stock, noncumulative, par value $.01 per share, liquidation value $65 per share, stated at redemption value -- 90,000 shares authorized; 89,612 issued and outstanding at December 31, 1998 and March 31, 1999; no shares issued
 or outstanding, pro forma March 31, 1999                                           10,215,768       11,763,768                -
Redeemable Convertible Series B preferred stock, noncumulative, par value $.01 per share, liquidation value $114 per share, stated at redemption value -- 30,000 shares authorized; 17,575 shares issued and outstanding at December 31, 1998 and March 31, 1999; no shares issued
 or outstanding, pro forma March 31, 1999                                            1,982,535        2,286,535                -
Redeemable Common Stock:
   Redeemable common stock, par value $.01 per share, redemption value $0.52 per share -- 454,170 shares issued and outstanding at
    December 31, 1998; no shares issued or outstanding at March 31, 1999
    or pro forma March 31, 1999                                                        236,168                -                -
   Loan receivable for redeemable common stock                                        (236,168)               -                -
Stockholders' equity (deficit):
    Preferred stock, 10,000,000 shares authorized and undesignated                           -                -                -
    Common stock, par value $.01 per share-- 100,000,000 shares authorized;
    4,053,200, 4,242,438 and 13,440,988 shares issued and outstanding at December 31, 1998, March 31, 1999 and March 31, 1999 pro forma,
    respectively                                                                        40,532           42,425          134,410
 Additional paid in capital                                                                  -        2,363,417       58,463,123
 Unamortized stock compensation expense                                               (280,690)         (60,000)         (60,000)
 Accumulated deficit                                                               (10,744,746)     (16,772,070)     (16,772,070)
                                                                                  ------------     ------------     ------------
           Total stockholders' equity (deficit)                                    (10,984,904)     (14,426,228)      41,765,463
                                                                                  ------------     ------------     ------------

           Total liabilities stockholders' equity (deficit)                       $  3,099,352     $  3,484,060     $ 44,625,448
                                                                                  ============     ============     ============

See accompanying notes to condensed financial statements.

Intelligent Life Corporation
Condensed Statements of Operations
(Unaudited)

                                                                            Three Months Ended
                                                                                  March 31,
Revenue:                                                                     1999            1998
                                                                             ----            ----
     Online publishing                                                 $ 1,369,836     $  328,208
     Print  publishing and licensing                                       856,432        621,448
                                                                       -----------     ----------
               Total revenue                                             2,226,268        949,656
                                                                       -----------     ----------

Cost of operations:
     Online publishing                                                     672,161        209,976
     Print publishing and licensing                                        582,556        536,014
     Sales                                                                 511,410        137,974
     Marketing                                                             714,080         46,571
     Product research                                                      569,162        286,209
     General and administrative expenses                                   576,598        421,918
     Depreciation and amortization                                          71,325         21,789
     Noncash stock based compensation                                    1,907,782              -
                                                                       -----------     ----------
                                                                         5,605,074      1,660,451
                                                                       -----------     ----------
               Loss from operations                                     (3,378,806)      (710,795)
                                                                       -----------     ----------

Other income (expense):
     Interest income                                                        16,746          8,142
     Interest expense                                                      (15,396)           (62)
     Noncash financing charge                                           (2,656,000)             -
     Other                                                                   6,132              -
                                                                       -----------     ----------
               Other income (expense), net                              (2,648,518)         8,080
                                                                       -----------     ----------
     Loss before income taxes                                           (6,027,324)      (702,715)

Income taxes                                                                     -              -
                                                                       -----------     ----------
               Net loss                                                $(6,027,324)    $ (702,715)

Accretion of Convertible Series A and Series B
  preferred stock to redemption value                                   (1,852,000)             -
                                                                       -----------     ----------
Net loss applicable to common stock                                    $(7,879,324)    $ (702,715)
                                                                       ===========     ==========

Basic and diluted net loss per share                                   $     (1.92)    $    (0.18)
                                                                       ===========     ==========

Weighted average shares outstanding used in
  basic and diluted per-share calculation                                4,099,458      3,846,200
                                                                       ===========     ==========

See accompanying notes to condensed financial statements.

Intelligent Life Corporation
Condensed Statements of Redeemable Stock and Stockholders' Equity (Deficit) (Unaudited)

                                                                            Redeemable                   Redeemable
                                                                        Convertible Series A         Convertible Series B
                                                                          Preferred Stock               Preferred Stock
                                                                        Shares        Amount        Shares        Amount
                                                                        ------        ------        ------        ------
Balances, December 31, 1998                                             89,612     $ 10,215,768     17,575     $ 1,982,535

Foregiveness of note receivable for redeemable
 common stock, reclassification of redeemable
 common stock to common stock, cancellation of the
 put right associated with such shares and
 reacquisition of forfeited shares                                         -                -          -               -

Finance charge for beneficial conversion feature on
 promissory note                                                           -                -          -               -

Accretion of Series A and Series B preferred stock
 to redemption value                                                       -          1,548,000        -           304,000

Net loss for the period                                                    -                -          -               -
                                                                        ------     ------------     ------     -----------

Balances, March 31, 1999                                                89,612       11,763,768     17,575       2,286,535

Conversion of Series A and Series B preferred stock
 to common stock (Note 1-Unaudited)                                    (89,612)     (11,763,768)   (17,575)     (2,286,535)

Conversion of promissory note to Series B preferred
 stock and conversion of Series B preferred stock to
 common stock (Note 1-Unaudited)                                           -                -          -               -

Initial public offering of common stock (Note 1-Unaudited)                                             -               -
                                                                        ------     ------------     ------     -----------

Balances, March 31, 1999 (pro forma) (Note 1-Unaudited)                    -       $        -          -       $       -
                                                                        ======     ============     ======     ===========
                                                                       Redeemable Common Stock
                                                                                             Note
                                                                      Shares    Amount     Receivable
                                                                      ------    ------     ----------
Balances, December 31, 1998                                           454,170  $ 236,168  $(236,168)

Foregiveness of note receivable for redeemable
 common stock, reclassification of redeemable
 common stock to common stock, cancellation of the
 put right associated with such shares and
 reacquisition of forfeited shares                                   (454,170)  (236,168)   236,168

Finance charge for beneficial conversion feature on
 promissory note                                                          -         -          -

Accretion of Series A and Series B preferred stock
 to redemption value                                                      -         -          -

Net loss for the period                                                   -         -          -
                                                                     --------  ---------  ---------
Balances, March 31, 1999                                                  -         -          -

Conversion of Series A and Series B preferred stock
 to common stock (Note 1-Unaudited)                                       -         -          -

Conversion of promissory note to Series B preferred
 stock and conversion of Series B preferred stock to
 common stock (Note 1-Unaudited)                                          -         -          -

Initial public offering of common stock (Note 1-Unaudited)                -         -          -
                                                                     --------  ---------  ---------

Balances, March 31, 1999 (pro forma) (Note 1-Unaudited)                   -    $     -    $     -
                                                                     ========  =========  =========
                                                                                                    Additional
                                                                     Common Stock                    Paid In
                                                                      Shares         Amount          Capital
                                                                      ------         ------          -------
Balances, December 31, 1998                                           4,053,200     $ 40,532      $         -

Foregiveness of note receivable for redeemable
 common stock, reclassification of redeemable
 common stock to common stock, cancellation of the
 put right associated with such shares and
 reacquisition of forfeited shares                                      189,238        1,893          1,559,417

Finance charge for beneficial conversion feature on
 promissory note                                                            -            -            2,656,000

Accretion of Series A and Series B preferred stock
 to redemption value                                                        -            -           (1,852,000)

Net loss for the period                                                     -            -                  -
                                                                    -----------     --------      -------------
Balances, March 31, 1999                                              4,242,438       42,425          2,363,417

Conversion of Series A and Series B preferred stock
 to common stock (Note 1-Unaudited)                                   5,359,350       53,593         13,996,710

Conversion of promissory note to Series B preferred
 stock and conversion of Series B preferred stock to
 common stock (Note 1-Unaudited)                                        339,200        3,392            996,608

Initial public offering of common stock (Note 1-Unaudited)            3,500,000       35,000         41,106,388
                                                                    -----------     --------      -------------
Balances, March 31, 1999 (pro forma) (Note 1-Unaudited)              13,440,988     $134,410      $  58,463,123
                                                                     ==========     ========      =============
                                                                  Unamortized                              Total
                                                                    Stock                              Stockholders'
                                                                 Compensation         Accumulated         Equity
                                                                   Expense              Deficit          (Deficit)
                                                                   -------              -------          ---------
Balances, December 31, 1998                                      $ (280,690)        $  (10,744,746)    $(10,984,904)

Foregiveness of note receivable for redeemable
 common stock, reclassification of redeemable
 common stock to common stock, cancellation of the
 put right associated with such shares and
 reacquisition of forfeited shares                                  220,690                    -          1,782,000

Finance charge for beneficial conversion feature on
 promissory note                                                        -                      -          2,656,000

Accretion of Series A and Series B preferred stock
 to redemption value                                                    -                      -         (1,852,000)

Net loss for the period                                                 -               (6,027,324)      (6,027,324)
                                                                 ----------         --------------     ------------
Balances, March 31, 1999                                            (60,000)           (16,772,070)     (14,426,228)

Conversion of Series A and Series B preferred stock
 to common stock (Note 1-Unaudited)                                     -                      -         14,050,303

Conversion of promissory note to Series B preferred
 stock and conversion of Series B preferred stock to
 common stock (Note 1-Unaudited)                                        -                      -          1,000,000

Initial public offering of common stock (Note 1-Unaudited)              -                      -         41,141,388
                                                                 ----------         --------------     ------------

Balances, March 31, 1999 (pro forma) (Note 1-Unaudited)          $  (60,000)        $  (16,772,070)    $ 41,765,463
                                                                 ==========         ==============     ============

See accompanying notes to condensed financial statements.

Intelligent Life Corporation
Condensed Statements of Cash Flows
(Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                           1999            1998
                                                                                       ------------     -----------
Cash flows from operating activities:
  Net loss                                                                             $(6,027,324)     $ (702,715)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                                           71,325          21,789
    Noncash stock compensation                                                           1,907,782               -
    Noncash financing charge                                                             2,656,000               -
    Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                        (118,331)         79,799
        Increase in deferred initial public offering costs                                (305,612)              -
        (Increase) decrease in other current assets                                         28,666          (1,845)
        Increase in accounts payable and accrued expenses                                  827,566          40,662
        Increase (decrease) in deferred revenue                                           (132,967)          6,512
                                                                                       -----------      ----------
            Total adjustments                                                            4,934,429         146,917
                                                                                       -----------      ----------
            Net cash used in operating activities                                       (1,092,895)       (555,798)
                                                                                       -----------      ----------
Cash flows used in investing activities:
  Purchases of equipment                                                                   (92,481)       (147,028)
  Acquisitions, net of cash acquired                                                       (86,192)              -
                                                                                       -----------      ----------
            Net cash used in investing activities                                         (178,673)       (147,028)

Cash flows from financing activities:
  Loans from stockholders                                                                1,000,000               -
  Principal payments on capital lease obligations                                          (93,452)         (2,729)
                                                                                       -----------      ----------
            Net cash provided by (used in) financing activities                            906,548          (2,729)
                                                                                       -----------      ----------

            Net decrease in cash and cash equivalents                                     (365,020)       (705,555)
Cash and equivalents, beginning of period                                                1,633,100       1,113,337
                                                                                       -----------      ----------
Cash and equivalents, end of period                                                    $ 1,268,080      $  407,782
                                                                                       ===========      ==========
Supplemental schedule of noncash investing and finance activities:
Equipment acquired under capital leases                                                $   248,000      $        -
                                                                                       ===========      ==========
Accretion of Series A and Series B preferred stock to redemption
  value                                                                                $ 1,852,000      $        -
                                                                                       ===========      ==========

See accompanying notes to condensed financial statements.

                         INTELLIGENT LIFE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The Company

  Intelligent Life Corporation (the "Company") is one of the leading publishers of personal finance content on the Internet. The Company's six web sites include bankrate.com, the web's most complete source for banking, credit and interest rate information, the Whiz.com which provides personal financial content for those new to the topic and Consejero.com, a Spanish-language site focusing on personal finance and investing topics. The Company is organized under the laws of the state of Florida.

     Basis of Presentation

  The unaudited interim condensed financial statements for the three months ended March 31, 1999 and 1998, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998, respectively. The results for the three months ended March 31, 1999 are not necessarily indicative of the expected results for the full year or any future period.

  In April 1999, the Company amended and restated its articles of incorporation to authorize 100,000,000 shares of $.01 par value common stock, 90,000 shares of $.01 par value Series A convertible preferred stock and 30,000 shares of $.01 par value Series B convertible preferred stock.

  On April 9, 1999, the Company authorized and executed a five to one stock split, effected as a stock dividend, of each issued and outstanding share of common stock. The information in the accompanying unaudited condensed financial statements has been retoactively restated to reflect the effect of this stock dividend.

  On April 12, 1999, the Company's Board of Directors approved changing the Company's fiscal year-end from June 30 to December 31.

  On May 13, 1999 the Company completed an initial public offering ("IPO") of 3,500,000 shares of the Company's common stock resulting in net proceeds of approximately $41.1 million. Upon closing of the IPO, both classes of outstanding redeemable convertible preferred stock converted to common stock at 50 shares of common stock for each share of redeemable convertible preferred stock. Additionally, upon the effective date of the IPO, the Company's articles of incorporation were further amended and restated to among other matters, designate 10 million shares of preferred stock with respect to which the Board will have the authority to designate rights and privileges.

  The unuaudited condensed financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company's Form S-1 registration statement, as amended, filed with the Securities and Exchange Commission in connection with the Company's IPO.

                         INTELLIGENT LIFE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

     Net Loss Per Share

  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is also computed using the weighted average number of common shares outstanding during the period. Common stock equivalents have been excluded from the computation as their effect is anti-dilutive.

     March 31, 1999 Pro Forma Balance Sheet Presentation

The unaudited condensed pro forma balance sheet as of March 31, 1999 gives effect to the following:

     . Conversion of 89,612 and 17,575 shares of redeemable convertible Series A and Series B preferred stock, respectively, into 5,359,350 shares of common stock.

     . Conversion of $1,000,000 note payable plus accrued interest to a stockholder to 6,784 shares of Series B convertible preferred stock and subsequent conversion of the Series B convertible preferred stock to 339,200 shares of common stock.

     . Issuance of 3,500,000 shares of common stock in the Company's IPO with net proceeds to the Company of approximately $41.1 million.

NOTE 2 - STOCK OPTION PLANS

     1997 Equity Compensation Plan

  In January 1999, the Company amended the 1997 Equity Compensation Plan (the "1997 Plan") to increase the number of shares of common stock authorized for issuance under the plan to 1,500,000 shares. On March 2 and March 12, 1999 the Company granted 201,720 and 5,000 options, respectively, under the 1997 Plan to purchase common stock at $2.97 per share. The options vest over a 48 month period and, accordingly, the Company will recognize compensation expense of approximately $1,620,000 ratably over the vesting period. Effective with the IPO, the Company granted 472,500 options and the Board has authorized the grant of another 25,000 options under the 1997 Plan to purchase common stock at the IPO price which vest over a 48 month period.

     1999 Equity Compensation Plan

  In March 1999, the Company's stockholders approved the 1999 Equity Compensation Plan (the "1999 Plan"), to provide designated employees of the Company, certain consultants and non-employee members of the Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The 1999 Plan is authorized to grant options for up to 1,500,000 shares. In March 1999, the Company granted 358,500 options to an officer (the "Officer") of the Company to

                         INTELLIGENT LIFE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

purchase shares of common stock at $2.97 which vest over a 36 month period. The Company will recognize compensation expense of approximately $2,807,000 ratably over the vesting period.

NOTE 3 - LOAN FROM STOCKHOLDER

  On March 9, 1999, one of the Series B convertible preferred stockholders loaned the Company $1,000,000 bearing interest at 8%, due April 9, 1999. If unpaid on the due date, the note was to convert into fully paid Series B convertible preferred stock at a conversion price of $2.97 per share. On April 9, 1999, the principal amount of the loan plus accrued interest was converted into 6,784 shares of Series B convertible preferred stock. The Company recorded a finance charge of $2,656,000 representing the difference between the estimated fair market value of the common stock as of the date of the transaction (as if the 6,784 shares were converted) and the $2.97 conversion price.

NOTE 4 - REDEEMABLE COMMON STOCK

  In March 1998, the Company entered into a restricted stock grant agreement with the Officer that provided for the issuance of restricted stock to the Officer in accordance with the 1997 Equity Compensation Plan. Under the terms of this agreement 454,170 shares of common stock were issued to the Officer for $236,168 which was paid by an interest-bearing promissory note from the Officer. Restriction on such shares lapsed as follows: 113,450 shares on July 1, 1998, and 9,460 shares on the first day of each month starting August 1, 1998 and ending July 1, 2001. The Officer had a put right which required the Company to repurchase shares at the same price paid for the shares including interest. In accordance with Emerging Issues Task Force 95-16, this arrangement is being accounted for as a variable plan which requires increases or decreases in stock based compensation expense based on increases or decreases in the Company's fair market value. On March 10, 1999 the note receivable was forgiven, the unvested shares (264,932) were reacquired by the Company, the Officer's put right was cancelled and the remaining 189,238 shares of redeemable common stock were reclassified to common stock and vested immediately. Accordingly, fixed option accounting treatment was established on this date and a compensation charge of approximately $1,782,000 was recorded.

NOTE 5 - ACQUISITION

  In January 1999, the Company acquired all of the assets of CPNet.com, excluding cash and real or personal property leases, for $25,000 in cash. The sellers were employed by the Company and were granted 30,000 options under the 1997 Equity Compensation Plan with an exercise price of $1.30 which vest over a 48 month period. The Company will incur total compensation expense of approximately $45,000 over the vesting period. CPNet.com's historical statements of operations are not material to the Company.

NOTE 6 - SEGMENT INFORMATION

  The Company operates in two reportable business segments: online publishing and print publishing and licensing. The online publishing segment is primarily engaged in the sale of advertising, sponsorships and hyperlinks in connection with our internet web sites bankrate.com, the Whiz.com, Consejero.com and CPNet.com. The print publishing and licensing segment is primarily engaged in the sale of advertising in the Consumer Mortgage Guide rate tables, newsletter subscriptions and licensing of research information. We also charge a commission for the placement of the Consumer Mortgage Guide in a print publication.

  Although no one customer accounted for greater than 10% of total revenues for the three month periods ended March 31, 1999 and 1998, the five largest customers accounted for approximately 13% and 9%, respectively, of total revenues for the three month periods ended March 31, 1999 and 1998.

  Summarized segment information as of and for the three months ended March 31, 1999 and 1998 is presented below.

                                                                          Print
                                                      Online            Publishing
                                                    Publishing        and Licensing           Other               Total
                                                 ----------------    ----------------    ----------------    ---------------
Three Months Ended March 31, 1999:
Revenue                                              $ 1,369,836           $ 856,432         $         -        $ 2,226,268
Direct costs of operations                               672,161             582,556                   -          1,254,717
Sales and marketing                                    1,194,761                   -              30,729          1,225,490
Product research                                         425,608             143,554                   -            569,162
General and administrative expenses                      354,784             221,814                   -            576,598
Depreciation and amortization                             64,193               7,132                   -             71,325
Noncash stock based compensation                               -                   -           1,907,782          1,907,782
Noncash financing charge                                       -                   -           2,656,000          2,656,000
Other income (expense), net                                    -                   -               7,482              7,482
Net loss                                              (1,327,406)           (112,889)         (4,587,029)        (6,027,324)
Total assets                                         $ 2,243,765           $ 934,683         $   305,612        $ 3,484,060

Three Months Ended March 31, 1998:

Revenue                                              $   328,208           $ 621,448         $         -        $   949,656
Direct costs of operations                               209,976             536,014                   -            745,990
Sales and marketing                                      174,384               1,742               8,419            184,545
Product research                                          98,916             187,293                   -            286,209
General and administrative expenses                      145,818             276,100                   -            421,918
Depreciation and amortization                             15,252               6,537                   -             21,789
Noncash stock based compensation                               -                   -                   -                  -
Noncash financing charge                                       -                   -                   -                  -
Other income (expense), net                                    -                   -               8,080              8,080
Net loss                                                (316,138)           (386,238)               (339)          (702,715)
Total assets                                         $   514,470           $ 612,008         $         -        $ 1,126,478


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Intelligent Life Corporation has included in this filing certain "forward-looking statements" within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by words such as "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

  In evaluating our business, prospective investors should carefully consider the information set forth below under the caption "Risk Factors That Could Impact Future Operating Results" in addition to the other information set forth herein. We caution investors that its business and financial performance are subject to substantial risks and uncertainties.

Overview

  Intelligent Life Corporation is one of the leading publishers of personal finance content on the Internet. Our six web sites include bankrate.com, the web's most complete source for banking, credit and interest rate information, the Whiz.com, which provides personal financial content for those new to the topic and Consejero.com, a Spanish-language site focusing on personal finance and investing topics. Our online operations are the principal focus of our activities today. Prior to 1995, our principal businesses were the publication of print newsletters and syndication of bank and credit product research to newspapers and magazines. In 1995, we introduced the Consumer Mortgage Guide, which is an advertisement for newspapers consisting of product and rate information in tabular form from local mortgage companies that pay a weekly fee for inclusion in the table.

  In fiscal 1996, we commenced our online operations by displaying our research through an Internet site, bankrate.com. By putting our information online, we were able to create new revenue opportunities through the sale of graphical and hyperlink advertising associated with our rate and yield tables. In fiscal 1997, we determined that we would concentrate principally on our online operations. Since that time, we have significantly expanded the scope and depth of bankrate.com and made investments in four new online Internet web sites: theWhiz.com, Bankrate.com en Espanol, Consejero.com and CPNet.com.

  In order to focus on our online activities, we have reduced the number of print newsletters we publish from five to three and eliminated active marketing of our print publications. We have also ceased marketing Consumer Mortgage Guide as a separate product. We now provide this product to newspapers as a part of a broader relationship that is primarily directed toward online activities.

  We believe that the recognition of our research as a leading source of independent, objective information on banking and credit products is essential to our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are currently seeking to build greater brand awareness at all of our web sites and reach a grater number of online users.

The following are descriptions of the revenue and expense components of our online and print publishing operations:

  Online publishing revenue represents the sale of advertising, sponsorships and hyperlinks in connection with our web sites. Such advertising is sold to advertisers according to the cost per thousand impressions ("CPM"), the advertiser receives. The amount of advertising we sell is a function of (1) the number of advertisements we have per page, (2) the number of visitors viewing our pages, and (3) the capacity of our sales force. Revenue from advertising sales is invoiced monthly based on the expected number of advertisement impressions, or number of times that an advertisement is viewed. Revenue is recognized monthly based on the percentage of impressions delivered to the total number of impressions purchased. Revenue for impressions that have been invoiced but not delivered is deferred. Hyperlinks to various third-party web sites are sold for a fixed monthly fee, which is recognized as revenue in the month earned. For our revenue sharing distribution arrangements with web site operators, revenue is recorded on a gross basis, with payments for our distribution arrangements being included in online publishing costs.

  Print publishing and licensing revenue represents advertising revenue from the sale of advertising in the Consumer Mortgage Guide rate tables, newsletter subscriptions, and licensing of research information. We charge a commission for placement of the Consumer Mortgage Guide in a print publication. Advertising revenue and commission income is recognized when the Consumer Mortgage Guide runs in the publication. Revenue from our newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period.

  Online publishing costs represent expenses directly associated with the creation of online publishing revenue. These costs include contractual revenue sharing obligations resulting from our distribution arrangements (distribution payments), editorial costs, and allocated overhead. Distribution payments are made to web site operators for visitors directed to our web sites. These costs increase with gains in traffic to our sites. Editorial costs relate to writers and editors who create original content for our online publications and associates who build web pages. These costs have increased as we have added online publications and co-branded versions of our sites under distribution arrangements. These sites must be maintained on a daily basis.

  Print publishing and licensing costs represent expenses directly associated with print publishing revenue. These costs include contractual revenue sharing obligations with newspapers related to Consumer Mortgage Guide, personnel costs, printing and allocated overhead.

  We have incurred net losses in each of our last three fiscal years and had a net loss for the three month period ended March 31, 1999 of approximately $6,027,000. We had an accumulated deficit of approximately $16,772,000 as of March 31, 1999. We also have a limited history of operations in the rapidly evolving online business environment and have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results should not be relied on as an indication of our future performance. We anticipate that we will incur operating losses and negative cash flows in the foreseeable future due to high levels of planned expenditures to enhance our services, develop new content, build brand awareness through marketing campaigns and hire personnel to support our growth. We may also incur significant additional costs related to the acquisition of businesses or technologies to respond to the constant change in our industry. These costs could have an adverse impact on our future financial condition and results of operations.

Results of Operations

Revenue

  Total revenue for the three months ended March 31, 1999 of $2,226,268 increased $1,276,612, or 134%, over the comparable period in 1998. Online publishing revenue increased $1,041,628, or 317%, to $1,369,836 due to higher levels of advertising sales and higher advertising rates. These increases were facilitated by an increase in advertising inventory resulting from an increase in the number of distribution partners and higher overall site traffic. Print publishing and licensing revenue increased $234,984, or 38%, to $856,432 due primarily to a $268,135, or 77%, increase in Consumer Mortgage Guide revenues. This increase was a result of an increased sales effort, higher rates charged per unit sale and an increase in the number of advertisers.

  In June 1999, we were advised by Quicken.com that it would not be renewing its distribution agreement with us. Quicken.com accounted for approximately 6% of our total site traffic during the three months ended March 31, 1999. Management does not believe that the loss of this distribution partner will have a material adverse impact on future results of operations.

Cost of Operations

  Online publishing costs increased 220% to $672,161 for the three months ended March 31, 1999 from $209,976 in the comparable period in 1998. This $462,185 increase was due to higher advertising costs, expenses incurred in promoting and staffing theWhiz.com and Consejero.com, increases in revenue sharing obligations and higher personnel costs.

  Print publishing and licensing costs increased 9% to $582,556 during the three month ended March 1999 from $536,014 in 1998 due primarily to higher revenue sharing payments to newspapers based on higher levels of revenue.

  Sales costs for the three months ended March 31, 1999 were $373,436, or 271% higher than 1998 due to higher human resource costs as a result of a doubling of the sales force for sales staff, lead generators and telemarketers, and the opening of the Northern California and Chicago sales offices.

  Marketing expenses of $714,080 for the three months ended March 31, 1999 were $667,509 higher than in 1998 primarily due to online advertising monies spent for bankrate.com, theWhiz.com and Cosejero.com with the goal of driving more online traffic to our web sites.

  Product research costs increased $282,953, or 99%, for the three months ended March 31, 1999 compared to 1998 due to higher personnel expenses to support the growth in hyperlinked advertisers, Consumer Mortgage Guide advertisers, new editorial newspaper tables and an expanded number of markets to support additional advertisements and co-branding. Additionally, quality control personnel have been added to lend support to this growth.

  General and administrative expenses of $576,598 for the three months ended March 31, 1999 were $154,680, or 37%, higher than the comparable period in 1998 due primarily to higher human resource costs, facilities and professional services expenses supporting the growth in the business.

  Depreciation and amortization of $71,325 for the three months ended March 31, 1999 more than doubled compared to 1998 due to purchases of software, computer equipment and components.

  Noncash stock based compensation expense of $1,907,782 was recorded in the three month period ended March 31, 1999 compared to none in the same period in 1998. Approximately $1,782,000 was recorded when a note receivable for a restricted stock grant to our President was forgiven, the unvested shares under the grant (264,932) were reaquired by us, the associated put right was cancelled and 189,238 shares of redeemable common stock were reclassified to common stock and vested immediately. Approximately $126,000 was recorded for options granted under the 1997 Equity Compensation Plan in March 1999 and prior years.

  A noncash financing charge of $2,656,000 was recorded in March 1999 compared to none in 1998. In March 1999 one of the Series B convertible preferred stockholders loaned us $1,000,000, at 8% interest due April 9, 1999. If unpaid on April 9, 1999 the loan, plus accrued interest, converted to fully paid Series B convertible preferred stock at a conversion price of $2.97 per share. On April 9, 1999 the principal amount of the loan plus accrued interest was converted into 6,784 shares of Series B convertible preferred stock and, accordingly, the finance charge was recorded.

Liquidity and Capital Resources

  Intelligent Life Corporation has been funded using capital raised from shareholders. As of March 31, 1999, we had a working capital deficit of $1,174,921. Cash used in operating activities of $1,092,895 for the three months ended March 31, 1999 was 97% higher than in the comparable period in 1998 and was primarily for funding operating losses due to the continued expansion of our online publishing efforts through the hiring of additional employees, acquisitions and marketing expenditures.

Additionally, approximately $306,000 of costs related to our initial public offering of common stock were funded during the quarter.

  Cash used in investing activities was primarily for the purchase of computer and office equipment and furniture. Additionally, during the three months ended March 31, 1999, cash was used to acquire CPNet.com and certain other intellectual property rights.

  Net cash provided from financing activities consisted of a $1,000,000 convertible promissory note to one of the Series B preferred stockholders which was subsequently converted to shares of Series B preferred stock and ultimately into common stock in connection with the initial public offering. Other financing activities included cash used for payments on capital lease obligations.

  We have experienced significant increases in our capital expenditures which is consistent with our overall business strategy. We anticipate that expenditures will continue to increase in the foreseeable future as we continue to evaluate potential investments in our business, technology and products. We believe that our existing liquidity and capital resources supplemented with the proceeds from the sale of our common stock in our initial public offering will be sufficient to satisfy our cash requirements for the foreseeable future. To the extent that such amounts are insufficient, we will be required to raise additional funds through equity or debt financing. If adequate funds are not available or are not available on acceptable terms, our ability to fund our planned expansion, take advantage of unanticipated opportunities or otherwise respond to competitive pressures would be significantly limited. There can be no assurance that we will be able to raise such funds on favorable terms or, at all.

Year 2000 Compliance

  The Year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, software programs that have time-sensitive components may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure causing disruptions to our operations.

  Our internal information technology and non-information technology systems are licensed from third parties rather than being internally developed. We have received written certifications from all manufacturers of third-party systems that they are Year 2000 compliant and we have performed independent testing of our mission critical hardware systems, including the routers and servers by which we provide services to our customers and advertisers.

  Additionally, all of our mission critical operating software has been tested by the manufacturers as well as internally tested. All of the mission critical hardware and software passed our predetermined Year 2000 criteria for compliance.

  Our business is also dependent upon the computer-controlled systems of third parties such as suppliers, customers and service providers. A systemic failure outside of our control, such as a prolonged loss of internet, telecommunications, electrical or telephone services could prevent users from accessing our web sites, which could have a material adverse effect on our business.

  To date, we have spent approximately $350,000 on Year 2000 compliance issues, including the purchase of hardware and the cost of a third-party consultant. Based on our current assessment, we do not anticipate that additional costs associated with the Year 2000 issue will have a material adverse effect on our business. We do not currently anticipate having to develop a contingency plan for handling a Year 2000 problem that is not detected and corrected prior to its occurrence.

  There is general uncertainty inherent in the Year 2000 computer problem. The consequences of Year 2000 failures could have a material adverse effect on our business. In particular, unforeseen Year 2000 computer problems could require substantial time and effort on the part of management.


Risk Factors that Could Impact Future Operating Results

We have a history of losses

  We have incurred net losses in each of our last three fiscal years and had a net loss for the three-month period ended March 31, 1999 of approximately $6,027,000. We had an accumulated deficit of approximately $16,772,000 as of March 31, 1999. We also have a limited history of operations in the rapidly evolving online business environment and have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results should not be relied on as an indication of our future performance. We anticipate that we will incur operating losses and negative cash flows in the foreseeable future due to high levels of planned expenditures to enhance our services, develop new content, build brand awareness through aggressive marketing campaigns and hire personnel to support our growth. We may also incur significant additional costs related to the acquisition of businesses or technologies to respond to the constant change in our industry. These costs could have an adverse impact on our future financial condition and results of operations.

Our success depends upon Internet advertising revenue

  We expect to derive more approximately 75% of our revenues for the foreseeable future through the sale of advertising space on our Internet web pages. Any factors that limit the amount advertisers are willing to spend on advertising on our web sites could have a material adverse effect on our business. These factors may include: (1) lack of standards for measuring web site traffic or effectiveness of web site advertising: (2) lack of established pricing models for internet advertising: (3) failure of traditional media advertisers to adopt internet advertising; introduction of alternative advertising sources: and (4) a lack of significant growth in web site traffic.

  The Internet is a new medium for advertising and its effectiveness is unproven. Demonstrating the effectiveness of advertising on our web sites is critical to our ability to generate advertising revenue. Currently, there are no widely accepted standards to measure the effectiveness of internet advertising, and we cannot be certain that such standards will develop sufficiently to support our growth through internet advertising.

  Currently, a number of different pricing models are used to sell advertising on the internet. Pricing models are typically either CPM-based (cost per thousand) or performance-based. We predominantly utilize the CPM-based model, which is based upon the number of advertisement impressions. The performance-based, or per click, model is payable on each individual click even though It may take multiple advertisement impressions to generate one click. We cannot predict which pricing model, if any, will emerge as the industry standard. Therefore, it is difficult for us to project our future advertising rates and revenues. For instance, banner advertising, which is currently our primary source of online revenue, may not be an effective advertising method in the future. If we are unable to adapt to new forms of internet advertising and pricing models, our business could be adversely affected.

  Financial services companies account for a majority of our advertising revenues. We will need to sell advertising to customers outside of the financial services industry in order to significantly increase our revenues. To date, relatively few advertisers from industries other than the technology and financial services industries have devoted a significant portion of their advertising budgets to internet advertising. If we do not attract advertisers from other industries, our business could be adversely affected.

Our success depends upon interest rate activity and mortgage refinancing

  Approximately 84% and 81% of our advertisement views and page views, respectively, are attributable to the Bankrate.com site. Given that this site provides interest rate information for mortgages and other loans, credit cards and savings accounts, visitor traffic to this site increases with interest rate movements and decreases with interest rate stability. Factors that have caused significant visitor fluctuations in the past have been Federal Reserve actions and general market conditions affecting home mortgage interest rates. Approximately 18% of visits to Bankrate.com are to its mortgage pages. Accordingly, the level of traffic to Bankrate.com is heavily dependent on interest rates and mortgage refinancing activity. A slowdown in mortgage refinancings could have a material adverse effect on our business.

  We believe that as we continue to develop web sites of broader interest, the percentage of overall site traffic seeking mortgage information will decline. To accelerate the growth of traffic to our other sites, we are working with our syndication partners to program web sites other than Bankrate.com more intensively, and we are promoting these sites aggressively. We cannot assure you that we will be successful in these efforts.

Our success depends upon establishing and maintaining distribution arrangements

  Our business strategy includes the distribution of our content through the establishment of co-branded web pages with high-traffic business and personal finance sections of online services and web sites. A co-branded site is typically a custom version of our web sites with the graphical look and feel, and navigation, of the other web site. Providing access to these co-branded web pages is a significant part of the value we offer to our advertisers. We compete with other Internet content providers to maintain our current relationships with other web site operators and establish new relationships. In addition, as we expand our personal finance content, some of these web site operators may perceive us as a competitor. As a result, they may be unwilling to promote distribution of our banking and credit content. For example, in June 1999, we learned that Quicken.com, which accounted for approximately 6% of our total site traffic during the three months ended March 31, 1999, would not be renewing its distribution agreement with us. We cannot assure you that our distribution arrangements will attract a sufficient number of users to support our current advertising model. In May 1999, 55% of the traffic to our web sites originated from the web sites of operators we have distribution arrangements with. Our business could be adversely affected if we do not establish and maintain distribution arrangements on favorable economic terms.

Our success depends upon increasing brand awareness of our web sites

  Although Intelligent Life Corporation and its predecessors have been in business since 1976, we commenced our internet operations by introducing Bankrate.com in 1995. Due to the limited operating history of our internet operations, it is important that we develop brand awareness of our web sites in order for them to be attractive to advertisers. The importance of our brand recognition will increase as competition in the internet advertising market increases. As a result, developing and maintaining awareness of our web sites by promoting our brand names is critical to maintaining our growth. As competing web sites become established on the internet, the cost of developing brand awareness increases significantly.

  Successfully promoting and positioning our web sites and brand names will depend largely on the effectiveness of our marketing efforts and our ability to develop favorable traffic patterns to our web sites. Therefore, we may need to increase our financial commitment to creating and maintaining brand awareness among users. We intend to use a portion of the proceeds of this offering to increase our marketing efforts and promote our brand awareness. If we fail to successfully promote our web sites and brand names or if we incur significant expense in doing so, it could have a material adverse effect on our business.

Our markets are highly competitive

  We compete for internet advertising revenues with a number of finance-related web sites, such as MarketWatch.com, CNNfn.com and Quicken.com, and traditional publishers and distributors of personal finance content such as MSNBC, CNN, Money Magazine and USA Today. In addition, new competitors may easily enter this market as there are few barriers to entry. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Many competitors also have complementary products or services that drive traffic to their web sites. Increased competition could result in lower web site traffic, advertising rate reductions, reduced margins or loss of market share, any of which would adversely affect our business. We cannot be certain that we will be able to compete successfully against current or future competitors.

Our web sites may encounter technical problems and service interruptions

  In the past, our web sites have experienced significant increases in traffic in response to interest rate movements and other business or financial news events. The number of our users has continued to increase over time, and we are seeking to further increase our user base. As a result, our internet servers must accommodate spikes in demand for our web pages in addition to potential significant growth in traffic. Our web sites have in the past and may in the future experience slower response times or interruptions as a result of increased traffic or other reasons. These delays and interruptions resulting from failure to maintain internet service connections to our site could frustrate users and reduce our future web site traffic, which could have a material adverse effect on our business.

  All of our communications and network equipment is located at our corporate headquarters in North Palm Beach, Florida. Any system failure at this location could lead to interruptions or delays in service for our web sites, which could have a material adverse effect on our business. Our operations are dependent upon our ability to protect our systems against damage from fires, hurricanes, earthquakes, power losses, telecommunications failures, break-ins, computer viruses, hacker attacks and other events beyond our control. Although we maintain business interruption insurance, it may not adequately compensate us for losses that may occur due to failures of our systems.

We rely on the protection of our intellectual property

  Our intellectual property consists of the content of our web sites and print publications. We rely on a combination of copyrights, trademarks, trade secret laws and our user policy and restrictions on disclosure to protect our intellectual property. We may also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information. Despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our web sites or print publications without authorization. A failure to protect our intellectual property in a meaningful manner could have a material adverse effect on our business.

  Because we license some of our data and content from other parties, we maybe exposed to infringement actions if such parties do not possess the necessary proprietary rights. Generally, we obtain representations as to the origin and ownership of licensed content and obtain indemnification to cover any breach of any such representations. However, such representations may not be accurate and such indemnification may not be sufficient to provide adequate compensation for any breach of such representations.

  Any future infringement or other claims or prosecutions related to our intellectual property could have a material adverse effect on our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content or trademarks, develop new technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

We may face liability for information on our web sites

  Much of the information published on our web sites relates to the competitiveness of financial institutions' rates, products and services. We may be subjected to claims for defamation, negligence, copyright or trademark infringement or other theories relating to the information we publish on our web sites. These types of claims have been brought, sometimes successfully, against online services as well as print publications. Our insurance may not adequately protect us against these types of claims.

Future government regulation of the Internet is uncertain and subject to change

  As Internet commerce continues to evolve, increasing regulation by federal or state agencies or foreign governments may occur. Such regulation is likely in the areas of user privacy, pricing, content and quality of products and services. Additionally, taxation of Internet use or electronic commerce transactions may be imposed. Any regulation imposing fees for Internet use or electronic commerce transactions could result in a decline in the use of the internet and the viability of internet commerce, which could have a material adverse effect on our business.

Our ownership is heavily concentrated in our management

  Our officers and directors beneficially own approximately 67% of Intelligent Life's outstanding common stock. Peter C. Morse, our largest shareholder, beneficially owns approximately 41% of Intelligent Life's outstanding common stock. As a result, our officers and directors will be able to exercise control over all matters requiring shareholder approval. In particular, these controlling shareholders will have the ability to elect all of our directors and approve or disapprove significant corporate transactions. This control could be used to prevent or significantly delay another company or person from acquiring or merging with us.

Our rapid growth may strain our operations

  Since we began our Internet operations in 1995, we have expanded our operations significantly, and we intend to continue to do so. Our future expansion may place a significant strain on our management. To manage the expected growth of our operations and personnel, we must expand and improve our existing management, operational and financial systems. If we fail to expand and improve these systems in a timely manner, this failure could have a material adverse effect on our business.

Our new managers must work together effectively as a team

  We have recently added key managerial, technical and operations personnel. For example, our President and Chief Executive Officer was hired in 1997, our Senior Vice President--Administration was hired in 1998, our Senior Vice President-- Marketing was hired in 1999, and our Executive Vice President-Strategy and Acquisitions was hired in 1999. We are also significantly increasing our employee base. These new personnel must integrate themselves into our daily operations and work effectively as a team in order for us to be successful. We cannot be certain that this will occur in all instances.

Our success depends upon management and key employees

  Our success depends largely upon retaining the continued services of our executive officers and other key management and developing personnel as well as hiring and training additional employees. We have a number of key employees on whom we depend and who may be difficult to replace. Specifically, we rely on William P. Anderson, III, our President and Chief Executive Officer, and our key employees, Sara Campbell Taylor, Edward V. Blanchard, Jr., Peter W. Minford, G. Cotter Cunningham and Robert J. DeFranco. All of our employees are employed by the Vincam Group under an employee leasing contract. This contract has a one-year term which expires on December 31, 1999. Beginning January 1, 2000, all of our personnel will become employees of Intelligent Life Corporation. A failure to retain our current key employees or to hire enough qualified employees to sustain our growth could have a material adverse effect on our business.

Our Articles of Incorporation and Bylaws, as well as Florida law, may prevent or delay a future takeover

  Our Articles of Incorporation and Bylaws may have the effect of delaying or preventing a merger or acquisition, or making such a transaction less desirable to a potential acquirer, even when shareholders may consider the acquisition or merger favorable. For example, our Articles of Incorporation and Bylaws provide that: (1) the board of directors has the authority, without shareholder approval, to issue up to 10,000,000 shares of preferred stock and to determine the rights (including voting rights) associated with such preferred stock (which issuance may adversely affect the market price of the common stock and the voting rights of the holders of common stock): (2) the board of directors is classified and directors have three-year terms: (3) cumulative voting for the election of directors is prohibited; approval by 66 2/3% of the shareholders is required for material amendments to the Articles of Incorporation or Bylaws: and
(4) certain procedures must be followed before matters can be proposed by shareholders for consideration at shareholder meetings. Florida law also contains "control share acquisition" and "affiliate transaction" provisions that may also delay, prevent, or discourage an acquisition of or merger with Intelligent Life Corporation.

We have broad discretion in the use of proceeds from our recent initial public offering

  The net proceeds from the sale of common stock in our recent initial public offering will become part of our general working capital and we may use these funds in a variety of ways, including increasing our sales and marketing activities, increasing our content development activities and pursuing strategic acquisitions and partnerships. We will have considerable discretion in the application of the net proceeds to these uses. In addition, the timing of our use of the net proceeds will depend on a number of factors, including the amount of our future revenues.

We may encounter difficulties with future acquisitions

  A part of our business strategy is to acquire web sites and other content providers that will be complementary to our current activities. Any acquisitions may present a number of potential risks that could result in a material adverse effect on our business. These risks include the following; failure to integrate the technical operations and personnel in a timely and cost-effective manner; failure to retain key personnel of the acquired company; and assumption of unexpected material liabilities. In addition, we cannot assure you that we will be able to identify suitable acquisition candidates that are available for sale at reasonable prices. We may finance future acquisitions using the proceeds from our initial public offering.

  We may also finance future acquisitions with debt financing, which would increase our debt service requirements, or through the issuance of additional common or preferred stock, which could result in dilution to our shareholders. We cannot assure you that we will be able to arrange adequate financing on acceptable terms.

Our results of operations may fluctuate significantly

  Our results of operations may fluctuate significantly in the future as a result of several factors, many of which are beyond our control. These factors include: (1) changes in fees paid by advertisers: (2) traffic levels on our web sites, which can fluctuate significantly as a result of financial news events:
(3) changes in the demand for internet products and services: (4) changes in fee or revenue-sharing arrangements with our distribution partners: (5) our ability to enter into or renew key distribution agreements: (6) the introduction of new Internet advertising services by us or our competitors: (7) changes in our capital or operating expenses as we expand our operations: and (8) general economic conditions.

  Our future revenues and results of operations may be difficult to forecast due to these factors. As a result, we believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely on past periods as indicators of future performance.

In future periods, our results of operations may fall below the expectations of securities analysts and investors, which could adversely affect the trading price of the common stock.

Our stock price may be volatile in the future

  We cannot predict whether a trading market for our common stock will develop or how liquid that market might become. The initial public offering price of our common stock was determined by negotiations with our underwriters and may not be indicative of prices that will prevail in the trading market. The stock prices and trading volume of Internet-related companies have been extremely volatile of late. Accordingly, our stock prices may be volatile as well. In addition, following periods of downward volatility in the market price of a company's securities, class action litigation is often brought against the company. Downward volatility of our stock prices could lead to class action litigation, resulting in substantial costs and a diversion of our management's attention and resources.



We may experience year 2000 problems

  The Year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, software programs that have time-sensitive components may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in system failure, causing disruptions to our operations.

  We may be affected by Year 2000 issues related to non-compliant internal systems developed by us or by third-party vendors. We have received written certifications from all manufacturers of our third-party systems that they are Year 2000 compliant. We are not currently aware of any material systems that contain embedded chips that are not Year 2000 compliant, or that we will not be able to bring into compliance in a timely fashion. We have completed the inventory and testing of our mission critical hardware systems, including the routers and servers by which we provide services to our customers. Additionally, all of our mission critical operating software has been tested based upon the representations provided by the manufacturers as well as our own internal testing. All of the mission critical hardware and software passed our predetermined Year 2000 criteria for compliance. Failure of our systems to be Year 2000 compliant could result in an inability of users to view our sites, which would have a material adverse effect on our business. Such failures could also require substantial time and effort on the part of management.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

  The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk as the interest paid on such investments fluctuates with the prevailing interest rates. As of March 31, 1999 all of our cash equivalents mature in less than one year.

Exchange Rate Sensitivity

  Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

  Intelligent Life Corporation is not a party to any material legal proceeding.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

  None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

Item 5. OTHER INFORMATION

  None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   3.1  Form of Amended and Restated Articles of Incorporation of
             Intelligent Life Corporation (incorporated by reference to Amendment No. 1 to Form S-1 Registration Statement filed on April 15, 1999)

        3.2 Form of Amended and Restated Bylaws of Intelligent Life Corporation (incorporated by reference to Amendment No. 1 to Form S-1 Registration Statement filed on April 15, 1999)

        27   Financial Data Schedule

  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Intelligent Life Corporation



  Dated: June 28, 1999                  By:  /s/ Peter W. Minford
                                        -------------------------------

                                        Peter W. Minford
                                        Senior Vice President-Administration
                                        And Chief Financial Officer

  Dated: June 28, 1999                  By:  /s/ Robert J. DeFranco
                                        -------------------------------

                                        Robert J. DeFranco
                                        Vice President-Finance
                                        And Chief Accounting Officer