Form 10-K
period 1998-12-31
INTELLIGENT LIFE CORP
filed 1999-07-09
CIK 1080866

================================================================================

                       Securities And Exchange Commission
                            Washington, D. C. 20549

                              ---------------------
                                   FORM 10-K
                              ---------------------

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                      OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

       For the transition period from July 1, 1998 to December 31, 1998

                         Commission File No.  0-25681


                         INTELLIGENT LIFE CORPORATION
              (exact name of registrant specified in its charter)

           Florida                                        65-0423422
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

       11811 U.S. Highway One, Suite 101
       North Palm Beach, Florida                             33408
 (Address of principal executive offices)                 (zip code)

      Registrant's telephone number, including area code:  (561) 630-1200

                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

                             ---------------------

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes        No  X
                                                ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on June 30, 1999 as reported by the Nasdaq National Market, was approximately $25,011,940. The shares of Common Stock held by each officer and director and by each person known to the company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 30, 1999, Registrant had outstanding 13,440,988 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                    Part 1

Item 1.  BUSINESS

  EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE OUTCOME OF THE EVENTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS IS SUBJECT TO RISKS AND ACTUAL RESULTS COULD DIFFER MATERIALLY. THE SECTIONS ENTITLED "RISK FACTORS THAT COULD IMPACT FUTURE OPERATING RESULTS," "MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT CONTAIN A DISCUSSION OF SOME OF THE FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES.

Overview

  Intelligent Life Corporation is one of the leading publishers of personal finance content on the Internet. Our six web sites include bankrate.com, the web's most complete source for banking, credit and interest rate information, the Whiz.com, which provided personal financial content for those new to the topic and Consejero.com, a spanish-language site focusing on personal finance and investing topics. Our online operations are the principal focus of our activities today. Prior to 1995, our principal businesses were the publication of print newsletters and syndication of bank and credit product research to newspapers and magazines. In 1995, we introduced the Consumer Mortgage Guide, which is an advertisement for newspapers consisting of product and rate information in tabular form from local mortgage companies that pay a weekly fee for inclusion in the table.

  In fiscal 1996, we commenced our online operations by displaying our research through an Internet site, bankrate.com. By putting our information online, we were able to create new revenue opportunities through the sale of graphical and hyperlink advertising associated with our rate and yield tables. In fiscal 1997, we determined that we would concentrate principally on our online operations. Since that time, we would have significantly expanded the scope and depth of bankrate.com and made investments in four new online Internet web sites, the Whiz.com, Bankrate.com en Espanol, Consejero.com and CPNet.com.

  In order to focus on our online activities, we have reduced the number of print newsletters we publish from five to three and eliminated active marketing of our print publications. We have also ceased marketing Consumer Marketing Guide as a separate product. We now provide this product to newspapers as a part of a broader relationship that is primarily directed toward online activities.

  We believe that the recognition of our research is a leading source of independent, objective information on banking and credit products is essential to our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are currently seeking to build greater brand awareness at all of our web sites and reach a greater number of online users.

  We publish our data online through our principal web site, bankrate.com, and through distribution (or syndication) arrangements with more than 70 web site operators. Information is presented for over 123 geographic markets and nationally, and includes data regarding mortgage and home equity loans, credit cards, automobile loans, checking accounts, ATM fees and yields on savings instruments. Our unique information, which is compiled by 40 researchers, is accompanied by extensive editorial content designed to assist consumers with their decision-making process. Due to the average per capita income, level of education and professional status of bankrate.com's audience, we believe this audience, which may search for information by product and geographic area using this web site, represents a desirable group of target customers for our advertisers.

  We are currently using the resources of bankrate.com to create new online publications that provide personal finance information to additional targeted audiences. These publications include: theWhiz.com, which targets an audience that is younger, more female and more ethnically diverse than typical personal finance publications; Consejero.com, which targets a Spanish-speaking audience; CPNet.com, which targets the college market; and Garzarelli.com, a subscription-based service. Our goal is to develop a broad base of loyal users of our network of web sites who believe our information can improve their personal financial lives.

Our Opportunity

   We believe many purchasers of financial products and services are relatively uniformed with respect to these products and services, and often rely upon personal relationships when making such purchases. We also believe many of these products and services are not well explained and alternatives are not typically presented when mentioned to consumers through traditional media. As the sale of many of these products and services moves to the web, where there is little personal contact we believe that consumers will seek sources of independent objective information such as bankrate.com to facilitate and support their buying decisions. Because of the interactive nature of the internet, where web technology allows us to display extensive research on financial products and services that was previously unavailable to consumers, we believe we are able to provide a superior vehicle to educate consumers about how to best select and purchase such products and services.

   We believe the majority of the financial information available on the web is oriented toward investment advice and providing business news and financial market information, rather than personal and consumer finance data. Our publications are targeted to fulfil the market need for personal and consumer finance information.

   By expanding our comparative data regarding financial products and related editorial content, we are creating a unique web-based service designed to enable our audience to keep abreast of personal fiance developments and better manage their financial affairs. As a result, we believe we can assemble a loyal base of users made up of targeted audiences that are attractive to advertisers.

  We believe that advertising spending by financial producers and services components is growing relatively rapidly as compared to advertising spending in other categories. According to Advertising Age, advertising spending by financial products and services companies grew at an annual rate of 17% from 1996 to 1997.

  We believe Intelligent Life will benefit significantly from the anticipated growth in Internet usage and spending on Internet advertising, direct marketing and electronic comments. The following table highlights anticipated growth in these areas.


                     Internet Growth In the United States

                                                     1998       2000      2003
                                                    ------     ------    ------
                                                            in millions
     Number of Internet users                           67         92       123
     Advertising spending                           $1,873    $ 4,352   $ 7,672
     Direct marketing spending                      $  190    $   632   $ 1,335
     Electric commerce                              $7,100    $15,600   $37,500
     -------------
     Source:  Jupiter Communications, LLC

Strategy

   Our objective is to create a series of online publications that are trusted sources of editorial content for consumers in the area of personal finance. Elements of our strategy include:

   Increase Awareness of our Publications. We intend to aggressively promote our online publications. Developing greater awareness of our brand names should increase traffic and increase the value of our web sites to potential advertisers and web sites with which we may enter into distribution arrangements. Historically, we have had relatively low levels of promotional expenditures. With the proceeds of this offering, we anticipate increasing our market efforts substantially.

   Expanding Existing Online Publications. We plan to expand and improve our existing online publications by including additional editorial and research content. Recent additions to bankrate.com include information regarding 30 year jumbo mortgages, VA mortgages, money market accounts, credit unions, Year 2000 issues and bank ratings. We expect forthcoming additions will include new content in the areas of investment and insurance on theWhiz.com and Consejero.com.

   Grow Distribution Relationships. We intend to pursue new and expand existing distribution relationships in order to increase site traffic and raise the profile of our brand names. In particular, we intend to focus on increasing the number of distribution relationships we have for theWhiz.com and Consejero.com.

   Add New Online Publications. We intend to use our expertise in producing online research and editorial content to develope new online publications similar in concept to bankrate.com in complementary areas such as property and casualty insurances and tax planning. In addition to developing publications internally and in order to accelerate our growth, we intend to pursue acquisitions of personal finance companies and products that will extend our network of web sites.

  Provide High Value Added Selections in Advertisers. Delivering audiences to our advertisers on a targeted demographic basis, segmented by geographic region and product of interest, provides high value added marketing solutions to advertisers. By expanding the breadth and depth of our online publications adding to our advertising inventory, we believe we will be able to expand the scope of our services,thereby increasing sales to existing advertisers and attracting new advertisers.

Bankrate.com

  Bankrate.com, our flagship web site, provides editorial and research information on banking and credit products to assist consumers in making informed financial decisions. Bankrate.com has its roots in our print publications and content syndication activities, which have provided surveys of interest rate data to consumers and institutions for over 16 years. Our online surveys have been expanded to include data on 46 products collected from more than 3,500 institutions nationwide. This information is gathered and presented by metropolitan area, which provides more valuable information to consumers than aggregated national information and allows advertisers to target prospective customers geographically. Media Metrix, Inc., an independent research firm, lists bankrate.com as the business site with the twenty-first and fifteenth highest volume of traffic during the third and fourth calendar quarters, respectively, of 1998, with 1.1 million and 1.3 million unique visitors. We believe that bankrate.com compares favorably to sites producing original editorial content on personal finance subjects in terms of pages viewed by a visitor during each visit. Bankrate.com may be compared to sites producing original editorial content on personal finance subjects during the third and fourth calendar quarters of 1998 as follows:

            Comparison of Personal Finance Editorial Sites in 1998

                                                  Third Quarter                       Fourth Quarter
                                                  -------------                       --------------
                                                                 Average                              Average
                                          Unique                  Pages        Unique                  Pages
                                        Visitors(1)   Reach(2)  Viewed(3)    Visitors(1)   Reach(2)  Viewed(3)
                                       -------------  --------  ----------  -------------  --------  ----------
                                        (thousands)                          (thousands)
Money (Pathfinder)...................       1,964       3.7%          5          1,783       3.3%         16
Bankrate.com.........................       1,070       2.0          26          1,323       2.4          21
Forbes...............................         917       1.7          15            860       1.6          70

Business Week........................         680       1.3          15            897       1.7           6
Red Herring..........................         652       1.2           3            436       0.8           9
Fortune (Pathfinder).................         592       1.1          17            828       1.5          10
Smart Money (Wall Street Journal)....         484       0.9          20            261       0.5          52
Kiplinger's..........................         279       0.5           5            189       0.3          20

Source of Data: Media Metrix, Inc.

(1) Unique Visitors means the estimated number of different web users that visited the site over the course of the reporting period.
(2) Reach means the number of unique web users that visited the site at least once over the course of the reporting period, expressed as a percentage of the total web audience.
(3) Average pages viewed means the average number of pages visited during the reporting period per user. Page means a single screen view of textual and graphical information.

     Bankrate.com also distributes electronic newsletters daily and weekly to approximately 90,000 subscribers covering topics such as mortgages, credit cards, banking, small businesses, CD rates and Federal Funds rates. We also maintain message boards where visitors can post questions for members of the Bankrate.com community to answer. Topics parallel the channels offered by Bankrate.com.

Distribution Arrangements

     A significant portion of the traffic to bankrate.com, as well as our other web sites, is attributable to the distribution (or syndication) arrangements we have with other web site operators. Our distribution arrangements fall into two categories: (1) those in which we establish a "co-branded" site with another web site operator, and (2) those in which we provide content to the other operator's web site together with a hyperlink to our own site. We have found co-branding to be more effective in driving traffic to our sites.

     Co-branded sites are created pursuant to agreements with other web site operators. Generally, agreements relating to co-branded sites provide for us to host, sell and serve advertisements to and collect revenues from the co-branded sites. Under these agreements, the other operators are typically paid 38%-40% of revenues generated by the related co-branded sites.

     Under distribution arrangements that do not include co-branded sites, we contract to provide content in exchange for a fee. The content identifies bankrate.com as its source and typically includes a link to Bankrate.com. We have arrangements such as these with Yahoo!, SecureTax.com, Microsoft's MoneyCentral, CNNfn, Standard & Poor's and other web sites.

     The table below lists parties with which we have distribution agreements as of June 30, 1999:


Access Atlanta              Fiera Inc.              Providence Online
America Online              Forbes                  RealTimes
American Banker             Go Carolinas            Realtor.com
AT&T Worldnet               Go Hamptons Roads       San Antonio Express
Austin 360                  Go PBI                  San Diego Insider
Auto-by-Tel                 Hispanic Online         ScarsdaleNet.com
Auto Connect                HomeFair                SecureTax.com
Auto Site                   Housenet.com            Sign on San Diego
Black Families              Houston Chronicle       Sign on San Diego en Espanol
Bloomberg Ltd.              Inman New Features      Smackem.com
Business Today              Inside New Orleans
Business Week Enterprise
Business Week Online

CarBuyer.com                Intellichoice                   Smart Money Magazine
CarPrices.com               Kiplinger's                     SoFla.com
Classified Ventures         MarketWatch.com                 Spring Street
CNNfn.com                   Microsoft Network (Carpoint &   Standard & Poor's
Columbus Dispatch           Money Central)                  Tegris
Compare.net                 Milwaukee Journal Sentinel      US News & World Report
Compuserve                  MindSpring                      Yahoo! (Loan Center & Tax Center)
Concerto Technologies       Money Magazine                  Your New House
Credit Info Corp            Monster Board                   YUPI Internet
Discover Omaha              Motley Fool                     Zack's
Dollar Stretcher            NandoNet                        ZDTV.com
Edmunds                     Oxygen
Family Money                Netscape

Financial Product Research

  Our research staff is made up of 40 people who track weekly comparative information on 46 financial products and services, including checking accounts, consumer loans, lines of credit, mortgages, certificates of deposit, savings accounts, credit cards, money market accounts and online accounts. We cover both personal and small business accounts offered through individual offices and on the internet by banks, thrifts, credit unions, credit card issuers, mortgage bankers and mortgage brokers. We estimate that over 150,000 items of data are gathered each week for over 123 markets across the United States and Puerto Rico from over 3,500 institutions. The information obtained includes not only rates and yields but related data such as lock periods, fees, points, and loan sizes for mortgages and grace period, late penalties, cash advance fees, minimum payments and terms and conditions for credit cards.

  We adhere to a strict methodology in developing our markets and our institutional survey group. The market universe includes the 100 largest U.S. markets, as defined by the U.S. Census Bureau's Metropolitan Statistical Area categories, along with the largest market in each state that does not include one of the largest 100 markets. We provide a comparative analysis of data by market as well as on a national basis.

  Institutions in the survey group include the largest banks and thrifts within each market area based on total deposits. The number of institutions tracked within a given market is based on product availability and number of institutions in the market area. In each of the largest 50 markets, ten institutions are tracked. In each of the smaller markets, four or more institutions are tracked. The institutions included in the survey group are verified, and adjusted if necessary, on a quarterly basis using FDIC data. Credit unions are not included in the market survey group since product availability is based on membership. The largest 50 U.S. credit unions are tracked as a separate survey group for comparison purposes.

  All products included in our database have closely defined criteria so that information provided by institutions is truly comparative in nature. Data undergo three levels of quality control prior to being accepted for inclusion in the database. The first level is automatically performed by our editing software, which identifies unusual changes. The second level is visual proofing, which is performed by a researcher who gathers rates from institutions through surveys. The researcher reviews the surveys to determine whether there have been any changes in the data on a weekly basis. If there has been a change that is outside of a specified range, the researcher verifies that the data is correct by calling the institution. Once the data are verified, they are forwarded to a senior researcher for review. The third level is a dedicated quality control staff consisting of senior researchers reviewing each market to ensure that the data have been correctly updated and correctly entered into our databank. The quality control staff reviews each market for overall accuracy and consistency of all fees and related information disclosed to consumers. The staff also reviews the comparability of products, institutional accuracy and survey accuracy. In addition, anonymous shopping, in which we place calls to institutions in order to obtain rate information without identifying ourselves as bankrate.com, is performed on a weekly basis to validate data. Institutions providing invalid data are contacted by our quality control staff to ensure that future information will be accurate. Institutions listed in our tables on Bankrate.com that purchase hyperlinks to their own sites or other advertising must comply with the same criteria for product listings that apply to other institutions and quotes or they are removed. The criteria for product listings consists of specific attributes, such as loan size and term, that are used to define each type of financial instrument in order to ensure uniformity in the products that are compared. No special offers are listed on our internet sites. All of our new research employees are provided with a four-week program of classroom and on-the-job training to ensure consistency of data-gathering and validation techniques.

  We are aware of the potential conflict of interest resulting from the sale of advertising to financial institutions while providing independent and objective research. However, no such conflicts of interests have compromised or are expected to compromise our ability to provide independent and objective research.

  At the end of each weekly survey, data are archived as part of our 16 year old cumulative historical data file. This file provides a unique resource for our financial analysts and editorial team in developing trend graphs, charts and narrative analysis.

Editorial Content

  In addition to our research department, we maintain an editorial staff of 18 senior editors and 21 full-time reporters. We also have relationships with over 30 freelance writers. Most of our editorial staff are experienced journalists with newspaper or broadcast outlet experience. For example, the reporters and editors of bankrate.com have professional journalistic work experience ranging from 1 to 20 years, with an average of ten years of experience. Our editorial staff produces original online content such as "A good deal of credit insurance may be bad for consumers" and "Do your homework before trying to buy that foreclosed home." We believe the quality of our original content plays a critical role in attracting visitors to our sites and cobranded partners to Intelligent Life.

  While the majority of the content within our web sites is original and produced internally, we also include third-party content. This content is acquired under advertising revenue-sharing agreements which allow us to incorporate relevant information on our web site that would otherwise require additional resources for us to produce. An example of this type of arrangement is the incorporation in bankrate.com of financial calculators created and owned by SmartMoney.

Print Publications

We continue to sell traditional print publications to absorb part of the cost of creating research and original content. These publications are as follows:

  Consumer Mortgage Guide. Consumer Mortgage Guide began publication in May 1995 and generates revenue through the sale of mortgage rate listings in major metropolitan newspapers across the United States. We enter into agreements with the newspapers under which the newspapers provide us with print space in which we publish the mortgage rate listings at no charge. In turn, we sell advertising with the listings and split revenue with the newspapers on a percentage basis.

  Newsletters. We publish three newsletters: 100 Highest Yields and Jumbo Flash Report, which target individual consumers, and Bank Rate Monitor, which targets an institutional audience. These newsletters provide rate information with minimal editorial content.

theWhiz.com

  theWhiz.com provides original content about personal finance that is easy to understand and entertaining. We believe traditional and online personal finance publications and web sites target white males over 40 years old with relatively high incomes, who are interested in investing. theWhiz.com is designed to address the personal finance needs of a younger, more female and more ethnically diverse audience. As with bankrate.com, theWhiz.com is divided into channels, each of which includes original editorial content. All of theWhiz.com's stories are archived and easily accessible via our archive home page and site map.

  theWhiz.com also has a community section which encourages readers to interact with other visitors, theWhiz.com's staff and financial experts. Our "Talk to theWhiz" forum allows readers to get expert advice on questions like "Can a credit repair agency help me with my student loan debt?" The questions and answers are archived so that new readers can research their interests. If the answer isn't there, readers can fill out an e-mail form and submit their question.

  Since theWhiz.com publishes content on personal finance and lifestyle topics and is not intended simply to provide objective information, we expect to use theWhiz.com as a platform for electronic commerce.

Other Online Publications

  Consejero.com

  Consejero.com provides personal finance information in Spanish and serves as a consumer guide to understanding local and international financial issues. Consejero.com features country-specific personal content for the United States as well as Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Panama, Puerto Rico, Spain and Venezuela. Spanish is the second most common language found on the internet, yet we believe that little useful content on financial topics in Spanish currently exists on the internet. We aim to satisfy the need for such data and capitalize on the anticipated rapid growth of Internet use by people who speak Spanish.

  Consejero.com provides twice-daily news and feature articles written by established journalists working from major cities in Latin America and Spain. The topics are picked from day-to-day issues consumers face in their particular countries. The site also provides general and entertainment news acquired through arrangements with traditional media. We also expect to add the capability to conduct transactions with advertisers.

  Consejero.com also includes information provided by bankrate.com en Espanol, an extension of bankrate.com. Bankrate.com en Espanol provides the same information and many of the services of bankrate.com in Spanish but with supplementary articles and tables to facilitate understanding for those who may not be familiar with U.S. financial products and terms yet must maneuver in a mostly English-language financial system. Both Consejero.com and bankrate.com en Espanol intend to enter into distribution and cobranding agreements with the small but growing number of internet companies that are emerging to serve Spanish-speaking markets in the United States, Latin America and Europe to enhance our brand recognition and content distribution.

  CPNet.com

  Through CPNet.com, our online network of college newspaper web sites, we provide online content and advertising management to hundreds of college newspapers across the country. CPNet.com includes news articles and feature articles covering events and issues of interest to college students. Topics include current events, lifestyle and entertainment as well as topics that reflect college life. In addition to creating advertising relationships that will allow us to offer an integrated outlet for advertisers seeking to reach the college market, this gives us the ability to develop user relationships that allow us to cross-promote our publications to our consumers. We believe that college students use the internet more than many other segments of the population. We believe that this network will be highly attractive to advertisers since very few online publications offer a mechanism for national advertisements to reach college students with one advertisement purchase. CPNet.com aims to fulfill this market need.

  Garzarelli.com and Possible Future Publications

  We intend to use our online expertise and relationships to launch new online publications. In October 1998, we launched a new electronic subscription site for Wall Street investment advisor Elaine Garzarelli called Garzarelli.com. We are responsible for the site's design, electronic subscription fulfillment, partner linking, site management and advertising sales. Ms. Garzarelli owns the internet site address, selects the content of the site and has the sole authority to determine whether the content can be distributed to other websites. The subscription revenues generated from Garzarelli.com are divided between us and Ms. Garzarelli. We receive 17% of subscription revenues, and she receives the remainder. We also receive 50% of all advertising revenues from Garzarelli.com. Our agreement with Ms. Garzarelli extends until August 2000 and renews automatically on an annual basis. However, this agreement may be terminated by Intelligent Life or Ms. Garzarelli at any time with 90 days' prior notice.

  In addition, in March 1999 we entered into a letter of intent with MECA Software, LLC to create a new personal finance destination site and transaction platform using the name "Managing Your Money" and the internet address MYM.com. MYM.com is expected to offer record-keeping tools and financial calculators as well as editorial content regarding personal finance issues such as home buying, investing and retirement planning. MECA is expected to provide a royalty-free license to the name "Managing Your Money" for use in this site and to provide support for site development. Intelligent Life is expected to provide editorial content and site design services. Intelligent Life is also expected to be responsible for selling advertising on the site. MECA and Intelligent Life will share the initial expenses of this operation equally. The structure of the joint venture is subject to the negotiation of a definitive agreement that will address additional terms, such as revenue sharing arrangements. The letter of intent expired on July 5, 1999. Since entering into the letter of intent, MECA was acquired by CFI ProServices, Inc. which subsequently changed its name Concentrex Incorporated. We cannot be certain at this time if another agreement will be negotiated.

Consumer Marketing

  Prior to December 31, 1998 our expenditures on marketing and promotion were limited to a distribution or syndication strategy where we have relied on our co-branded distribution network to increase traffic to our web sites. This approach was supplemented with public relations activities and limited direct-response expenditures. In addition, Intelligent Life's history of providing editorial content to newspapers and broadcasters has earned bankrate.com a high level of awareness among journalists. As a result, bankrate.com is often cited as an authority on banking and credit products in an editorial context.

  Beginning in January 1999 we initiated a direct-response marketing campaign which consisted of placing banner advertising on third party web sites either by purchasing or bartering advertising impressions. Our strategy is to purchase advertising at either a fixed cost per clickthrough or at a low CPM. We believe that the advertising proceeds from one of our visitors generally allow us to recover much of the per visitor cost of placing our advertising. If the majority of this cost can be recovered on an initial visit, we may build a substantial base of repeat users at a low cost. We anticipate the majority of our future advertising and promotional expenditures will be allocated to web-based advertising.

Advertising Sales

  Our advertising sales staff consists of 21 salespeople and support staff. Six salespersons are located in our North Palm Beach corporate headquarters, with the remainder in four satellite offices in New York, Chicago, San Francisco and Los Angeles. Each salesperson is responsible for a designated geographic area covering the Southeast, MidAtlantic, New England, Great Lakes, Midwest, Great Plains, Northwest or Southwest regions of the United States. Salespeople sell advertising related to all of our publications. We believe our sales force is highly effective.

  Our salespeople present advertising solutions to potential advertisers using inventory created by our own web sites and co-branded web sites. We believe this combined network of sites enhances value for advertisers and direct marketers by
(1) alleviating the need to purchase a series of advertising campaigns from numerous web publishers, (2) providing advertisers and direct marketers with access to a wide variety of business and personal finance online content, and
(3) providing targeted access to internet users with desirable demographics. Advertisers and direct marketers can enhance the effectiveness of their campaigns by customizing advertising delivery on our networks within a particular content channel or across an entire network.

Advertising Alternatives

Our advertisers can target prospective customers using three different approaches:

  . targeting specific geographic and product areas, for example, mortgage rates in Atlanta;

  . targeting specific product channels, for example, all borrowers interested in the home equity channel; or

  . general rotation throughout a particular site, such as bankrate.com.

  Our most common graphical advertisement sizes are banners, which are prominently displayed at the top of a page (486 x 60 pixels) and badges, which are smaller than banners and less visible (125 x 125 pixels). Banners and badges are offered for general rotation or specific sites. List prices may vary depending upon the quantity of advertisements purchased by an advertiser and the length of time an advertiser runs an advertisement on our sites. List prices for banner and badge advertisements with premium placement may be as low as $30 CPM and as high as $90 CPM. Discounts and commissions are available based upon the volume of advertisements purchased. For example, for purchases of more than 75,000 advertisement views, a volume based discount on the list price may be available.

  We also sell posters, which are oversize advertisements that contain more information than traditional advertisements. We position posters on certain pages so that they dominate the page. The actual price averages $75 CPM. Advertisers may also purchase sponsorship positions on the bankrate.com home page and the main page for each product channel. The cost of the sponsorship is based on banner rates for impressions received. Advertisers can also sponsor an entire channel. In addition, we offer a reference bar above all rate tables. A reference bar is an advertising feature that contains tab references for consumers on such topics as insurance, credit reports, credit problems and moving rates. Users who click on the tabs are taken to an advertiser's web site for answers to their particular questions or needs. The cost of the advertisement is based on banner rates for number of impressions.

  Providing effective tools for managing advertising campaigns is essential to maintaining advertising relationships. We use a state-of-the-art program under license that allows our advertisers to monitor their spending on our web sites in real-time for impressions received and clickthrough ratios generated.

  Hyperlinks

  Financial institutions that are listed in our rate tables have the opportunity to hyperlink their listings. By clicking on the hyperlink, users are taken to the institution's web site. A substantial benefit to advertisers with the hyperlink rate listing is that the hyperlinks are in fixed placement on the rate pages and are shown every time a user accesses a page. In contrast, banner advertisements are rotated based on the number of impressions purchased. Hyperlink fees are sold for three-month periods. The number of hyperlinked rate listings that can be added to a rate page is limited only by the number of institutions listed, while banner positions are limited by space available. The actual rates for hyperlinks are $45 CPM.

  Rate Alert E-Mail Sponsorships

  We issue weekly updates on mortgage rates via e-mail to customers who have requested this free service. Rate alerts are issued for credit card and savings account updates on a less-frequent basis. Advertisers can sponsor the e-mails with text listings that are hyperlinked to their web site. Banner advertisements to be included with each e-mail are under development. The cost for sponsoring a rate alert is $0.25 per subscriber.

  Chat Room Sponsorships

  We offer advertisers chat rooms in Bankrate.com and theWhiz.com in which they may promote their spokespeople or products and acquire valuable real-time feedback from consumers. In these chat rooms, a moderator from theWhiz.com's staff screens questions from visitors. The advertiser or host then answers questions and receives "virtual focus group" feedback from users. We generally charge advertisers $6,000 per session.

Advertisers

  We market to local advertisers targeting a specific audience in a city or mortgagebot.com state and also to national advertisers targeting the entire country. No advertiser accounts for more than 10% of our revenues. As of June 30, 1999, we had approximately 232 advertisers. A representative sample of our national and regional advertisers includes:

     Aames Home Loans               Household Finance
     American Express               Intuit
     American Home Loans            Mortgagebot.com
     Auto-by-Tel                    Master Card
     Capital One Bank               Mackinac Savings
     Countrywide Home Loans         Microsoft
     Crestar Mortgage               Mortgage Expo
     Downey Savings                 NationsBank
     Mortgage.com                   NetBank
     First Union                    NextCard
     Next Direct                    Pacific Shore Funding
     GMAC                           Providian Financial
                                    Superior Bank
                                    USA Today
                                    ZDTV

  All of the listed advertisers have been our customers for at least six months and are representative of the types of industries, as well as national and regional scope of our advertising base.

Competition

  Intelligent Life competes for advertising revenues across the broad category of personal finance information provided in traditional media such as newspapers, magazines, radio and television and in the developing market for online financial publications. There are many competitors that have substantially greater resources than Intelligent Life. Our online competition includes the following:

  . personal finance sections of general interest sites such as Yahoo! and America Online;

  . personal finance destination sites such as MoneyCentral, Forbes, Business
    Week, Fortune, Smart Money, Kiplinger's and Money.com; and

  . e-commerce sites that provide bank and credit product information such as e-
    Loan and GetSmart.

  Competition in the online segment is generally directed at growing users and revenue using marketing and promotion to increase traffic to our web sites. We believe that original content and objective product information differentiate us from our competitors.

Operations

  Our principal office in North Palm Beach, Florida is where our proprietary web sites are hosted and all of our network operations are controlled. Internet access is maintained through multiple T-1 connections with Cable & Wireless PLC. The computer equipment used to operate our web sites is powered by uninterruptible power supply units and a generator.


Proprietary Rights

  Our proprietary intellectual property consists of our unique research and editorial content. We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure to protect this content.

Employees

  As of June 30, 1999, we had 164 full-time leased employees, of which 50 were in product and content development, 32 in sales and marketing, 56 in editorial, and 26 in administration. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our employee relations to be good. Our employees are legally employed by Vincam. Human Resources, Inc., and work for us under an employee leasing arrangement. See "Management Employee Leasing."

Risk Factors that Could Impact Future Operating Results

We have a history of losses

  We have incurred net losses in each of our last three fiscal years and had a net loss for the three-month period ended March 31, 1999 of approximately $6,027,000. We had an accumulated deficit of approximately $16,772,070 as of March 31, 1999. We also have a limited history of operations in the rapidly evolving online business environment and have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results should not be relied on as an indication of our future performance. We anticipate that we will incur operating losses and negative cash flows in the foreseeable future due to high levels of planned expenditures to enhance our services, develop new content, build brand awareness through aggressive marketing campaigns and hire personnel to support our growth. We may also incur significant additional costs related to the acquisition of businesses or technologies to respond to the constant change in our industry. These costs could have an adverse impact on our future financial condition and results of operations.

Our success depends upon Internet advertising revenue

     We expect to derive approximately 75% of our revenues for the foreseeable future through the sale of advertising space on our Internet web pages. Any factors that limit the amount advertisers are willing to spend on advertising on our web sites could have a material adverse effect on our business. These factors may include; (1) lack of standards for measuring web site traffic or effectiveness of web site advertising; (2) lack of established pricing models for internet advertising; (3) failure of traditional media advertisers to adopt internet advertising; (4) introduction of alternative advertising sources; and (5) a lack of significant growth in web site traffic.

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

     Currently, a number of different pricing models are used to sell advertising on the internet. Pricing models are typically either CPM-based (cost per thousand) or performance-based. We predominantly utilize the CPM-based model, which is based upon the number of advertisement impressions. The performance based, or per click, model is payable on each individual click even though it may take multiple advertisement impressions to generate one click. We cannot predict which pricing model, if any, will emerge as the industry standard. Therefore, it is difficult for us to project our future advertising rates and revenues. For instance, banner advertising, which is currently our primary source of online revenue, may not be an effective advertising method in the future. If we are unable to adapt to new forms of internet advertising and pricing models, our business could be adversely affected.

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

Our success depends upon establishing and maintaining distribution arrangements

     Our business strategy includes the distribution of our content through the establishment of co-branded web pages with high-traffic business and personal finance sections of online services and web sites. A co-branded site is typically a custom version of our web sites with the graphical look and feel, and navigation, of the other web site. Providing access to these co-branded web pages is a significant part of the value we offer to our advertisers. We compete with other Internet content providers to maintain our current relationships with other web site operators and establish new relationships. In addition, as we expand our personal finance content, some of these web site operators may perceive us as a competitor. As a result, they may be unwilling to promote distribution of our banking and credit content. For example, in June 1999, we learned that Quicken.com, which accounted for approximately 6% of our total site traffic during the three months ended March 31, 1999, would not be renewing its distribution agreement with us. We cannot assure you that our distribution arrangements will attract a sufficient number of users to support our current advertising model. In May 1999, 55% of the traffic to our web sites originated from the web sites of operators with whom we have distribution arrangements. Our business could be adversely affected if we do not establish and maintain distribution arrangements on favorable economic terms.

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

     Because we license some of our data and content from other parties, we may be exposed to infringement actions if such parties do not possess the necessary proprietary rights. Generally, we obtain representations as to the origin and ownership of licensed content and obtain indemnification to cover any breach of any such representations. However, such representations may not be accurate and such indemnification may not be sufficient to provide adequate compensation for any breach of such representations.

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

Our new managers must work together effectively as a team

     We have recently added key managerial, technical and operations personnel. For example, our President and Chief Executive Officer was hired in 1997, our Senior Vice President--Administration was hired in 1998, our Senior Vice President--Marketing was hired in 1999, and our Executive Vice President-Strategy and Acquisitions was hired in 1999. We are also significantly increasing our employee base. These new personnel must integrate themselves into our daily operations and work effectively as a team in order for us to be successful. We cannot be certain that this will occur in all instances.

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

Our Articles of Incorporation and Bylaws, as well as Florida law, may prevent or delay a future takeover

     Our Articles of Incorporation and Bylaws may have the effect of delaying or preventing a merger or acquisition, or making such a transaction less desirable to a potential acquirer, even when shareholders may consider the acquisition or merger favorable. For example, our Articles of Incorporation and Bylaws provide that: (1) the board of directors has the authority, without shareholder approval, to issue up to 10,000,000 shares of preferred stock and to determine the rights (including voting rights) associated with such preferred stock (which issuance may adversely affect the market price of the common stock and the voting rights of the holders of common stock): (2) the board of directors is classified and directors have three-year terms: (3) cumulative voting for the election of directors is prohibited; (4) approval by 66 2/3% of the shareholders is required for material amendments to the Articles of Incorporation or Bylaws: and (5) certain procedures must be followed before matters can be proposed by shareholders for consideration at shareholder meetings. Florida law also contains "control share acquisition" and "affiliate transaction" provisions that may also delay, prevent, or discourage an acquisition of or merger with Intelligent Life Corporation.

We have broad discretion in the use of proceeds from our initial public offering

     The net proceeds from the sale of common stock in our initial public offering will become part of our general working capital and we may use these funds in a variety of ways, including increasing our sales and marketing activities, increasing our content development activities and pursuing strategic acquisitions and partnerships. We will have considerable discretion in the application of the net proceeds to these uses. In addition, the timing of our use of the net proceeds will depend on a number of factors, including the amount of our future revenues.

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

Our results of operations may fluctuate significantly

     Our results of operations may fluctuate significantly in the future as a result of several factors, many of which are beyond our control. These factors include; (1) changes in fees paid by advertisers; (2) traffic levels on our web sites, which can fluctuate significantly as a result of financial news events;
(3) changes in the demand for internet products and services; (4) changes in fee or revenue-sharing arrangements with our distribution partners; (5) our ability to enter into or renew key distribution agreements; (6) the introduction of new Internet advertising services by us or our competitors; (7) changes in our capital or operating expenses as we expand our operations; and (8) general economic conditions.

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

     We may be affected by Year 2000 issues related to non-compliant internal systems developed by us or by third-party vendors. We have received written certifications from all manufacturers of our third-party systems that they are Year 2000 compliant. We are not currently aware of any material systems that contain embedded chips that are not Year 2000 compliant, or that we will not be able to bring into compliance in a timely fashion. We have completed the inventory and testing of our mission critical hardware systems, including the routers and servers by which we provide services to our customers. Additionally, all of our mission critical operating software has been tested based upon the representations provided by the manufacturers as well as our own internal criteria. All of the mission critical hardware and software passed our predetermined Year 2000 criteria for compliance. Failure of our systems to be Year 2000 compliant could result in an inability of users to view our sites, which would have a material adverse effect on our business. Such failures could also require substantial time and effort on the part of management.

     In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to customers, decrease the use of the Internet or prevent users from accessing our Web sites which could have a material adverse effect on our business, results of operations and financial condition.


ITEM 2.        PROPERTIES

   Our principal administrative, sales, marketing and research facilities are located on approximately 14, 000 square feet of leaased office space in North Palm Beach, Florida.

ITEM 3.        LEGAL PROCEEDINGS

   Intelligent Life is not a party to any material legal proceeding.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.


                                    PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
               MATTERS

          The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "ILIF" since May 13, 1999. Prior to that time there was no established market for the shares.

          The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated:



    Year Ended December 31, 1999             High Price         Low Price
    ----------------------------             ----------         ---------
    Second Quarter (through June 30, 1999)    $15.000             $5.250


          The closing sale price of the Company's Common Stock as reported by the Nasdaq National Market on June 30, 1999 was U.S. $6.563.

          The number of shareholders of record of the Company's Common Stock as of June 30, 1999, was approximately 2,128.

          The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.        SELECTED FINANCIAL DATA

          The selected financial data set forth below should be read in conjunction with the financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. of this Form 10-K. The statement of operations data for the years ended June 30, 1994 and 1995, and the balance sheet data as of June 30, 1994 and 1995, are derived from unaudited financial statements not included in this Form 10-K. The statement of operations data for the years ended June 30, 1996, 1997 and 1998, and for the six-month period ended December 31, 1998, and the balance sheet data as of June 30, 1996, 1997, 1998 and December 31, 1998, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the six-month period ended December 31, 1997 are derived from unaudited financial statements. In the opinion of management, the unaudited financial statements have been prepared on a basis consistent with the audited financial statements which appear elsewhere in this Form 10-K, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position and results of operations for such unaudited periods.


                                                                                                             Six Months Ended
                                                             Year Ended June 30,                               December 31,
                                       ----------------------------------------------------------------  -------------------------
Statement of Operations Data:             1994        1995         1996         1997          1998           1997          1998
                                         ------      ------       ------       ------        ------         ------        ------
(In thousands, except share and per
 share data)

Revenue:
  Online publishing                    $        -   $        -   $       70   $      485    $    1,282    $      508   $    1,809
  Print publishing and licensing              871        1,109        1,558        2,058         2,559         1,180        1,660
                                       ----------   ----------   ----------   ----------    ----------    ----------   ----------
    Total revenue                             871        1,109        1,628        2,543         3,841         1,688        3,469
                                       ----------   ----------   ----------   ----------    ----------    ----------   ----------

Cost of Operations:
  Online publishing                             -            -           18          582           862           321          979
  Print publishing and licensing              668          884          971        1,186         1,962           957        1,101
  Sales                                         -            -           96           90           665           117          817
  Marketing                                    14           23           34            1           145            18          305
  Product research                            258          274          508          721         1,216           493          916
  General and administrative                  288          404          522          768         1,663           696          871
  Depreciation and amortization                95           89           98           74            67            25           98
  Stock based compensation                      -            -            -            -            89             -          669
                                       ----------   ----------   ----------   ----------    ----------    ----------   ----------
    Total cost of operations                1,323        1,654        2,247        3,422         6,669         2,627        5,756
                                       ----------   ----------   ----------   ----------    ----------    ----------   ----------
  Loss from operations                       (452)        (545)        (619)        (879)       (2,828)         (939)      (2,287)
  Other income (expense)                      (13)        (410)         (53)         (77)           46            35          192
                                       ----------   ----------   ----------   ----------    ----------    ----------   ----------
  Loss before income taxes                   (465)        (955)        (672)        (956)       (2,782)         (904)      (2,095)
  Income taxes                                  -            -            -            -             -             -            -
                                       ----------   ----------   ----------   ----------    ----------    ----------   ----------
  Net loss                                   (465)        (955)        (672)        (956)       (2,782)         (904)      (2,095)
  Conversion of non redeemable
   convertible
    Series A Preferred Stock to
     redeemable                                 -            -            -            -             -             -       (4,438)
                                       ----------   ----------   ----------   ----------    ----------    ----------   ----------
   Net loss applicable to common
     stock                             $     (465)  $     (955)  $     (672)  $     (956)   $   (2,782)   $     (904)  $   (6,533)
                                       ==========   ==========   ==========   ==========    ==========    ==========   ==========

  Basic and diluted net loss per share $    (0.10)  $    (0.19)  $    (0.13)  $    (0.20)   $    (0.72)   $    (0.24)  $    (1.63)
  Weighted average shares outstanding
   used in basic and diluted per-share
   calculation                          4,824,170    5,000,000    5,000,000    4,743,590     3,846,200     3,846,200    4,018,700


                                                                                                    As of
                                                            As of June 30,                       December 31,
Balance Sheet Data:                     1994         1995        1996        1997        1998        1998
                                       ------       ------      ------      ------      ------      ------
    (In thousands)
Cash and cash equivalents              $     -    $     (4)    $     -     $ 1,763     $   910     $  1,633
Working capital                           (424)       (597)     (1,649)        887         164          658
Total assets                               695         273         311       2,193       1,768        3,099
Obligations under capital leases,
  long-term                                379         700           -           -          14          263
Redeemable preferred stock                   -           -           -           -           -       12,198
Total stockholders' equity (deficit)      (140)     (1,096)     (1,508)      1,035         657      (10,985)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and related notes contained in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Intelligent Life's fiscal year previously ended on June 30. The fiscal year ended June 30, 1996 is referred to as fiscal 1996, the fiscal year ended June 30, 1997 is referred to as fiscal 1997 and the fiscal year ended June 30, 1998 is referred to as fiscal 1998.

Overview

     Intelligent Life is the leading provider of independent, objective research regarding consumer banking and credit products and a significant publisher of original editorial content relating to personal finance matters. We provide this information through our Internet sites bankrate.com, theWhiz.com, Consejero.com and CPNet.com and in print through Bank Rate Monitor and Consumer Mortgage Guide. Our online operations are the principal focus of our activities today. Prior to 1995, our principal businesses were the publication of print newsletters and syndication of bank and credit product research to newspapers and magazines. In 1995, we introduced the Consumer Mortgage Guide, which is an advertisement for newspapers consisting of product and rate information in tabular form from local mortgage companies that pay a weekly fee for inclusion in the table.

     In fiscal 1996, we commenced our online operations by displaying our research through an internet site, bankrate.com. By putting our information online, we were able to create new revenue opportunities through the sale of graphical and hyperlink advertising associated with our rate and yield tables. In fiscal 1997, we determined that we would concentrate principally on our online operations. Since that time, we have significantly expanded the scope and depth of bankrate.com and made investments in four new online publications: theWhiz.com, bankrate.com en Espanol, Consejero.com and CPNet.com. These new publications accounted for 12% of total online revenues for the fiscal year ended June 30, 1998 and 2% of total online revenues for the six months ended December 31, 1998.

     In order to focus on our online activities, we have reduced the number of print newsletters we publish from five to three and eliminated active marketing of our print publications. We have also ceased marketing Consumer Mortgage Guide as a separate product. We now provide this product to newspapers as a part of a broader relationship that is primarily directed toward online activities.

     We believe that recognition of our research as the leading source of independent, objective information on banking and credit products is essential to our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are currently seeking to increase traffic to Bankrate.com in order to build our brand awareness and reach among online users.

     On April 12, 1999 our Board of Directors approved changing our fiscal year-end to December 31.

The following are descriptions of the revenue and expense components of our statement of operations:

     Online publishing revenue represents the sale of advertising, sponsorships and hyperlinks in connection with our web sites. Such advertising is sold to advertisers according to the cost per thousand impressions, or CPM, the advertiser receives. The amount of advertising we sell is a function of (1) the number of advertisements we have per page, (2) the number of visitors viewing our pages, and (3) the capacity of our sales force. Revenue from advertising sales is invoiced monthly based on the expected number of advertisement impressions, or number of times that an advertisement is viewed. Revenue is recognized monthly based on the percentage of impressions received to the total number of impressions purchased. Revenue for impressions that have been invoiced but not delivered is deferred. Hyperlinks to various third-party web sites are sold for a fixed monthly fee, which is recognized as revenue in the month earned. For our revenue sharing distribution arrangements with web site operators, revenue is recorded on a gross basis, with payments for our distribution arrangements being included in online publishing costs.

     In June 1999, we were advised by Quicken.com that it would not be renewing its distribution agreement with us. Quicken.com accounted for approximately 6% of our total site traffic during the three months ended March 31, 1999. Management does not believe that the loss of this distribution partner will have a material adverse impact on future results of operations.

     Print publishing and licensing revenue represents advertising revenue from the sale of advertising in Consumer Mortgage Guide rate tables, newsletter subscriptions, and licensing of research information. We charge a commission for placement of Consumer Mortgage Guide in a print publication. Advertising revenue and commission income is recognized when Consumer Mortgage Guide runs in the publication. Revenue from our newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period.

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

     Sales costs represent direct selling expenses, principally for online advertising, and include sales commissions, personnel costs and allocated overhead.

     Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include advertising, including banner advertising, marketing and promotion costs.

     Product research costs represent expenses related to gathering data on banking and credit products and include compensation and benefits, facilities costs, telephone costs and computer systems expenses.

     General and administrative costs represent compensation and benefits for administration, advertising management, accounting and finance, facilities expenses, professional fees and non-allocated overhead.

     Depreciation and amortization represents the cost of capital asset acquisitions spread over their expected useful lives. These expenses are spread over three to seven years and are calculated on a straight line basis.

     Stock based compensation represents expenses associated with stock grants to our officers and employees as additional compensation for their services.

Other income (expense) is comprised of interest income and expense and gains and losses on the sale

Results of Operations

     We have compared our financial results for the year ended June 30, 1996, 1997 and 1998 as well as the six months ended December 31, 1997 and 1998.

The following tables displays our results of operations expressed as a percentage of total revenues:

                                                                                            Six Months Ended
                                               Year Ended June 30,                            December 31,
                                    ----------------------------------------           -------------------------
                                       1996           1997           1998                 1997           1998
                                       ----           ----           ----                 ----           ----

Revenue:
   Online publishing............            4.3%         19.1%            33.4%               30.1%          52.1%
   Print publishing revenue.....           95.7          80.9             66.6                69.9           47.9
                                         ------        ------           ------              ------         ------
       Total revenue............          100.0         100.0            100.0               100.0          100.0
Cost of Operations:
   Online publishing............            1.0          22.9             22.4                19.0           28.2
   Print publishing and                    59.6          46.6             51.1                56.7           31.7
    licensing...................
   Sales........................            6.0           3.5             17.3                 6.9           23.6
   Marketing....................            2.1           0.0              3.8                 1.1            8.8
   Product research.............           31.2          28.4             31.7                29.2           26.4
   General and administrative...           32.1          30.3             43.3                41.2           25.1
   Depreciation and amortization            6.0           2.9              1.7                 1.5            2.8
   Stock based compensation.....            0.0           0.0              2.3                 0.0           19.3
                                         ------        ------           ------              ------         ------
Total costs of operations.......          138.0         134.6            173.6               155.6          165.9
                                         ------        ------           ------              ------         ------
Loss from operations............          (38.0)        (34.6)           (73.6)              (55.6)         (65.9)
Other income (expense)..........           (3.3)         (3.0)             1.2                 2.1            5.5
                                         ------        ------           ------              ------         ------
       Net loss.................          (41.3)%       (37.6)%          (72.4)%             (53.5)%        (60.4)%
                                         ======        ======           ======              ======         ======

Six Months Ended December 31, 1998 Compared to Six Months Ended December 31,
1997

     Revenues

          Total revenue increased to $3,469,000 for the six months ended December 31, 1998 from $1,688,000 for the six months ended December 31, 1997, representing a 106% increase.

          Online publishing revenue increased to $1,809,000 for the six months ended December 31, 1998 from $508,000 for the six months ended December 31, 1997, representing a 256% increase. This increase was due primarily to a higher level of advertising sales and higher advertising rates. The higher advertising sales were facilitated by an increase in advertising inventory resulting from an increase in the number of distribution arrangements as well as higher overall internet traffic.

          Print publishing and licensing revenue increased to $1,660,000 for the six months ended December 31, 1998 from $1,180,000 for the six months ended December 31, 1997, representing a 41% increase. This increase resulted from the sale of a higher number of advertisements for Consumer Mortgage Guide, which resulted primarily from growth in the number of participating newspapers.

     Cost of Operations

          Online publishing costs increased to $979,000 for the six months ended December 31, 1998 from $321,000 for the six months ended December 31, 1997, representing a 205% increase. The increase was due to greater revenue sharing obligations and personnel costs related to expanded online publishing operations.

          Print publishing and licensing costs increased to $1,101,000 for the six months ended December 31, 1998 from $957,000 for the six months ended December 31, 1997, representing a 15% increase. The increase resulted from higher payments to newspapers principally because of higher revenues from Consumer Mortgage Guide.

          Sales costs increased to $817,000 for the six months ended December 31, 1998 from $117,000 for the six months ended December 31, 1997, representing a 598% increase. The increase was primarily the result of an increase in sales personnel, opening of sales offices in California and New York and implementation of a more aggressive sales commission structure.

          Marketing costs increased to $305,000 for the six months ended December 31, 1998 from $18,000 for the six months ended December 31, 1997 representing a 1,594% increase. The increase resulted from hiring a public relations firm to promote our online activities, creating and producing sales materials for online advertising and purchasing banner advertising to test the effectiveness of using such advertising to increase visitors to Bankrate.com.

          Product research costs increased to $916,000 for the six months ended December 31, 1998 from $493,000 for the six months ended December 31, 1997, representing a 86% increase. The increase resulted from additional personnel relating to an expanded number of products in which we conduct research and additional quality control personnel.

     General and administrative costs increased to $871,000 for the six months ended December 31, 1998 from $695,000 for the six months ended December 31, 1997, representing a 25% increase. The increase was principally related to expenses incurred to allow for anticipated growth, including additional compensation and benefits for new personnel, facilities costs and professional costs.

     Depreciation and amortization increased to $98,000 for the six months ended December 31, 1998 from $25,000 for the six months ended December 31, 1997, representing a 292% increase. The increase was mainly attributable to higher expenses for software, computer systems and components.

     Stock-based compensation increased by $669,000 as a result of shares issued in conjunction with the hiring of our President and Chief Executive Officer and stock issued to Christy Heady as part of an employment agreement with Intelligent Life entered into in conjunction with the purchase of theWhiz.com.

     In December 1998, we sold one of our print publications, Bank Advertising News, resulting in a gain of $186,000 which is included in other income (expense). The sale was the result of management's assessment that this publication no longer fit our strategy.

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

 Revenues

     Total revenue increased to $3,841,000 in fiscal 1998 from $2,543,000 in fiscal 1997, representing a 51% increase.

     Online publishing revenue increased to $1,282,000 in fiscal 1998 from $485,000 in fiscal 1997, representing a 164% increase. This increase was due to more advertisements being sold, higher advertising rates and an increase in inventory available for sale. A change of site design for Bankrate.com to allow for a larger number of advertisements per page also contributed to the revenue growth.

     Print publishing and licensing revenue increased to $2,559,000 in fiscal 1998 from $2,058,000 in fiscal 1997, representing a 24% increase. The increase resulted from the sale of a higher number of advertisements for Consumer Mortgage Guide, which resulted primarily from growth in the number of participating newspapers.

 Cost of Operations

     Online publishing costs increased to $862,000 in fiscal 1998 from $582,000 in fiscal 1997, representing a 48% increase. The increase resulted from higher payments made under distribution arrangements and additional editorial staff.

     Print publishing and licensing costs increased to $1,962,000 in fiscal 1998 from $1,186,000 in fiscal 1997, representing a 65% increase. The increase was substantially a result of higher payments to newspapers given the higher level of Consumer Mortgage Guide revenues.

     Sales costs increased to $665,000 in fiscal 1998 from $90,000 in fiscal 1997, representing a 639% increase. The increase was due to additional sales staff, higher commissions resulting from increased revenues and higher commission rates for our online sales staff.

     Marketing costs increased to $145,000 in fiscal 1998 from $1,485 in fiscal 1997, representing a 9,664% increase. The increase was due to the hiring of a public relations firm to promote our expanded online activities and the costs of creating and producing sales materials for online advertising. Additional costs were incurred in fiscal 1998 when we purchased such advertising to test its effectiveness in increasing visitors to bankrate.com.

     Product research costs increased to $1,216,000 in fiscal 1998 from $721,000 in fiscal 1997, representing a 69% increase. The increase was principally related to the addition of 20 local markets in which we conducted research and an expansion in the number of products for which we gathered data.

     General and administrative costs increased to $1,663,000 in fiscal 1998 from $768,000 in fiscal 1997, representing a 117% increase. The increase was principally related to the hiring of new senior management, expansion of office space and additional professional fees.

     Depreciation and amortization decreased to $67,000 in fiscal 1998 from $74,000 in fiscal 1997, representing a 9% decrease.

Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

  Revenues

      Total revenue increased to $2,543,000 in fiscal 1997 from $1,628,000 in fiscal 1996, representing a 56% increase.

     Online publishing revenue increased to $485,000 in fiscal 1997 from $70,000 in fiscal 1996, representing a 593% increase. In fiscal 1996, Intelligent Life initiated its online publishing operations. In fiscal 1997, Intelligent Life conducted online publishing operations for the full year.

     Print publishing and licensing revenue increased to $2,058,000 in fiscal 1997 from $1,558,000 in fiscal 1996, representing a 32% increase. The increase resulted from the sale of a higher number of advertisements for Consumer Mortgage Guide, which resulted primarily from growth in the number of participating newspapers.

 Cost of Operations

     Online publishing costs increased to $582,000 in fiscal 1997 from $16,000 in fiscal 1996. The increase was primarily due to higher payments made under distribution arrangements resulting from growth of online publishing revenue.

     Print publishing and licensing costs increased to $1,186,000 in fiscal 1997 from $971,000 in fiscal 1996, representing a 22% increase. The increase was primarily due to higher payments to newspapers due to growth in Consumer Mortgage Guide revenues.

     Sales costs decreased to $90,000 in fiscal 1997 from $98,000 for fiscal 1996, representing an 8% decrease. The decrease was primarily due to reduced sales costs while we were changing the focus of our operations.

     Marketing costs decreased to $1,485 in fiscal 1997 from $34,000 in fiscal 1996, representing a 96% decrease. The decrease was due to suspension of marketing activities in anticipation of increased online activities.

     Product research costs increased to $721,000 in fiscal 1997 from $508,000 in fiscal 1996, representing a 42% increase. The increase was due to conducting research in a greater number of local markets.

     General and administrative costs increased to $768,000 in fiscal 1997 from $522,000 in fiscal 1996, representing a 47% increase. The increase was principally related to recruiting costs associated with identifying and retaining a new President and Chief Executive Officer, implementing a new accounting system and the costs associated with the acquisition of MoneyWhiz, which subsequently became theWhiz.com.

     Depreciation and amortization was $74,000 in fiscal 1997, compared to $98,000 in fiscal 1996, representing a decrease of 24%. The decrease was principally related to the elimination of amortization of certain subscription costs and depreciation related to certain assets.

Quarterly Results of Operations

     The following table presents certain unaudited quarterly statement of operations data for each of our last ten quarters through the period ending December 31, 1998. The information has been derived from our unaudited and audited financial statements. In the opinion of our management, the unaudited financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in this Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

                                                                       Three Months Ended
                                            ----------------------------------------------------------------------------------
                                             Sept. 30   Dec. 31   Mar. 31   June 30   Sept. 30   Dec. 31   Mar. 31   June 30
                                               1996       1996      1997      1997      1997       1997      1998      1998
                                               ----       ----      ----      ----      ----       ----      ----      ----
Revenues                                                                                 in thousands
 Online publishing.........................     $  58     $  88     $ 166    $  173     $  224    $  284    $  328   $   446
 Print publishing and licensing............       488       490       515       565        592       588       622       757
                                                -----     -----     -----    ------     ------    ------    ------   -------
    Total revenue..........................       546       578       681       738        816       872       950     1,203
Cost of Operations:
 Online publishing.........................        89       144       154       195        115       206       210       331
 Print publishing and licensing............       288       277       278       343        448       510       536       468
 Sales.....................................        25        23        18        24         47        70       139       409
 Marketing.................................         0         0         0         1          7        11        47        80
 Product research..........................       174       186       162       199        210       283       286       437
 General and administrative................        99        88        93       488        284       411       422       546
 Depreciation and amortization.............        13        17        20        24          4        21        21        21
 Stock based compensation..................         0         0         0         0          0         0         0        89
                                                -----     -----     -----    ------     ------    ------    ------   -------
    Total costs of operations..............       688       735       725     1,274      1,115     1,512     1,661     2,381
                                                -----     -----     -----    ------     ------    ------    ------   -------
    Loss from operations...................      (142)     (157)      (44)     (536)      (299)     (640)     (711)   (1,178)
Other income (expense).....................       (15)      (16)      (31)      (15)        18        17         8         3
                                                -----     -----     -----    ------     ------    ------    ------   -------
    Net loss...............................     $(157)    $(173)    $ (75)   $ (551)    $ (281)   $ (623)   $ (703)  $(1,175)
                                                =====     =====     =====    ======     ======    ======    ======   =======

                                           ----------  -------
                                            Sept. 30   Dec. 31
                                              1998       1998
                                              ----       ----
Revenues
 Online publishing.........................  $   817   $   992
 Print publishing and licensing............      766       894
                                             -------   -------
    Total revenue..........................    1,583     1,886
Cost of Operations:
 Online publishing.........................      458       521
 Print publishing and licensing............      495       606
 Sales.....................................      442       375
 Marketing.................................       49       256
 Product research..........................      435       481
 General and administrative................      426       445
 Depreciation and amortization.............       42        56
 Stock based compensation..................      409       260
                                             -------   -------
    Total costs of operations..............    2,756     3,000
                                             -------   -------
    Loss from operations...................   (1,173)   (1,114)
Other income (expense).....................        5       187
                                             -------   -------
    Net loss...............................  $(1,168)  $  (927)
                                             =======   =======

Liquidity and Capital Resources

     We have funded Intelligent Life using capital raised from shareholders. As of December 31, 1998, we had working capital of $658,000 and cash and cash equivalents of $1,633,000.

     Cash used in operating activities during the six months ended December 31, 1998 was $1,207,000 and during the years ended June 30, 1998, 1997 and 1996 was $2,761,000, $834,000 and $345,000, respectively. The cash used in operating activities was for funding operating losses arising from the expansion of Bankrate.com and the creation of four new online publications.

     Cash used in investing activities during the six months ended December 31, 1998 was $27,000 and during the years ended June 30, 1998, 1997 and 1996 was $407,000, $91,000 and $40,000, respectively. The cash used in investing activities was primarily for purchases of computer equipment and office furniture.

     Cash from financing activities during the six months ended December 31, 1998 was $1,957,000 and during the years ended June 30, 1998, 1997 and 1996 was $2,316,000, $2,687,000 and $385,000, respectively. These financing activities consisted primarily of issuances of preferred stock. In September 1997, we completed a private placement of Series A Preferred Stock, totalling 42,308 shares, resulting in gross proceeds of $2,750,000. In October 1997 and June 1998, we completed additional private placements of 24,228 shares of Series A Preferred Stock, resulting in gross proceeds of $1,575,000. In November 1998, we completed a private placement of 17,575 shares of Series B Preferred Stock, resulting in gross proceeds of $1,982,000. Each share of Series A and Series B Preferred Stock is convertible into 50 shares of common stock.

     Peter C. Morse, a director of Intelligent Life and a principal stockholder, made loans to Intelligent Life during the years ended June 30, 1997 and 1998 in the amounts of $687,000 and $200,000, respectively. Interest rates for the loans were between 6.5% and 7%. The loans have subsequently been contributed to capital.

     We have experienced significant increases in our capital expenditures which is consistent with our overall business strategy. We anticipate that expenditures will continue to increase in the foreseable future as we continue to evaluate potential investments in our business, technology and products. We believe that our existing liquidity and capital resources supplemented with the proceeds from the sale of our common stock in our initial public offering will be sufficient to satisfy our cash requirements for the foreseeable future. To the extent that such amounts are insufficient, we will be required to raise additional funds through equity or debt financing. If adequate funds are not available or not available on acceptable terms, our ability to fund our planned expansion, take advantage of unanticipated opportunities or otherwise respond to competitive pressures would be significantly limited. There can be no mistake. There can be no assurances that we will be able to raise such funds on favorable terms or, at all.

     We received approximately $41.1 million in net proceeds from the sale of common stock in our initial public offering, which was completed on May 13, 1999. These proceeds were invested in short-term cash equivalent investments. As of June 30, 1999, approximately $1.8 million was utilized for advertising and marketing, insurance costs, hiring of additional personnel and fixed asset purchases.

     We believe that the cash used in operating activities, cash flows used in investing activities and cash flows from financing activities line items from our statement of cash flows as well as the total current assets and total current liabilities line items from our balance sheet are the leading indicators of our liquidity and capital resources.

Recent Accounting Pronouncements

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued and was adopted by Intelligent Life as of July 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (1) classify items of other comprehensive income by their nature in financial statements and (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from nonowner sources. Comprehensive income equals the net loss for all periods presented.

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise with Related Information," was issued. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. Intelligent Life has adopted SFAS No. 131 as of January 1, 1998.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in the statement of operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the provision of SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively, and must be applied to (1) derivative instruments and (2) certain derivative instruments embedded in hybrid contracts that were issued acquired, or substantively modified after December 31, 1997. Intelligent Life has not yet adopted SFAS No. 133 and presently does not have any derivative instruments.

Noncash Charges

     During the first calendar quarter of 1999, we granted options to purchase shares of common stock at exercise prices that were less than the fair market value of the underlying shares of common stock. This will result in total noncash compensation expense of approximately $5,900,000 over the period that these options vest, which is generally three to four years. The noncash compensation expense was approximately $1,893,000 for the first calendar quarter of 1999. We also incurred a one-time noncash financing charge during the first calendar quarter of 1999 of approximately $2,656,000 relating to a convertible promissory note that was converted into fully paid Series B Preferred Stock on April 9, 1999.

Income Taxes

     Intelligent Life's effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding Intelligent Life's ability to utilize its net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of its net operating loss carryforwards in future tax returns,

Intelligent Life has placed a valuation allowance against its otherwise recognizable deferred tax assets. At December 31, 1998, Intelligent Life had approximately $5,300,000 of net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Intelligent Life's net operating loss carryforwards expire from 2012 through 2018. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in Intelligent Life's ownership interests in the third quarter of 1997, future utilization of Intelligent Life's net operating loss carryforwards will be subject to certain limitations or annual restrictions. See
Note 8 of the notes to the financial statements appearing elsewhere in this Form 10-K.

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

     Our internal information technology and non-information technology systems are generally licensed from third parties rather than being internally developed. Our research and subscription systems are two of the major information technology systems that have been internally developed. No non-information technology systems have been internally developed. We have received written certifications from all manufacturers of third-party systems that they are Year 2000 compliant. We have completed the inventory and testing of our mission critical hardware systems, including the routers and servers by which we provide services to our customers.

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

     In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our customers, decrease the use of the Internet or prevent users from accessing our Web sites which could have a material adverse effect on our business, results of operations and financial condition.

     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

     The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date were have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk as the interest paid on such investments fluctuates with the prevailing interest rates. As of June 30, 1999 all of our cash equivalents mature in less than one year.

Exchange Rate Sensitivity

     Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

ITEM 8.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
Reports of Independent Auditors.........................................

Balance Sheets as of June 30, 1997 and 1998, and December 31, 1998 and
 December 31, 1998 (Unaudited)-pro forma................................

Statements of Operation for the Years Ended June 30, 1996, 1997 and
 1998 and the Six-Month Periods Ended December 31, 1997 (Unaudited)
 and 1998...............................................................

Statements of Redeemable Stock and Stockholders' Equity (Deficit) for
 the Years Ended June 30, 1996, 1997 and 1998, the Six-Month Period
 Ended December 31, 1998 and the Six-Month Period Ended December 31,
 1998 (Unaudited)-pro forma.............................................

Statements of Cash Flows for the Years Ended June 30, 1996, 1997 and
 1998, and the Six-Month Periods Ended December 31, 1997 (Unaudited)
 and 1998...............................................................

Notes to Financial Statements...........................................

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Intelligent Life Corporation:

     We have audited the accompanying balance sheets of Intelligent Life Corporation as of June 30, 1998 and December 31, 1998, and the related statements of operations, redeemable stock and stockholders' equity (deficit), and cash flows for the year ended June 30, 1998 and the six-month period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Life Corporation as of June 30, 1998 and December 31, 1998, and the results of its operations and its cash flows for the year ended June 30, 1998 and the six-month period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                    KPMG LLP

Atlanta, Georgia
July 2, 1999

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Intelligent Life Corporation:

     We have audited the accompanying balance sheet of Intelligent Life Corporation (formerly, Bank Rate Monitor, Inc.), as of June 30, 1997, and the related statements of operations, redeemable stock and stockholders' equity (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Life Corporation (formerly, Bank Rate Monitor, Inc.) as of June 30, 1997, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.


                                                  Thomas & Clough Co., P.A.


Palm Beach, Florida
July 23, 1998


Intelligent Life Corporation
Balance Sheets

                                                                           June 30,             December 31,    December 31,
                                                                      1997           1998           1998            1998
                                                                  ------------    ----------    ------------   -------------
                                                                                                                 (Unaudited)
                                                                                                                 (pro forma)
                                                                                                                  (Note 12)
           Assets
Cash and cash equivalents                                          $ 1,762,828    $   910,427   $  1,633,100    $ 44,080,100
Accounts receivable, net of allowance for doubtful accounts
  of $31,346 and $23,946 at June 30, 1997 and 1998,
  respectively, and $24,847 at December 31, 1998                       280,064        322,515        538,536         538,536
Other current assets                                                     1,432         27,960        109,488         109,488
                                                                   -----------    -----------   ------------    ------------
     Total current assets                                            2,044,324      1,260,902      2,281,124      44,728,124

Furniture, fixtures and equipment, net                                 142,490        505,275        813,659         813,659
Intangible assets, net of accumulated amortization of
  $146,496 and $152,433 at June 30, 1997 and 1998,
  respectively and $152,976 at December 31, 1998                         5,945          1,722          4,569           4,569
                                                                   -----------    -----------   ------------    ------------

     Total assets                                                  $ 2,192,759    $ 1,767,899   $  3,099,352    $ 45,546,352
                                                                   ===========    ===========   ============    ============

     Liabilities, Redeemable Stock and
        Stockholders' Equity (Deficit)

Liabilities:
  Accounts payable                                                 $   374,005    $   205,791   $    308,667    $    308,667
  Accrued expenses                                                     287,726        406,658        588,212         588,212
  Deferred revenue                                                     495,535        476,120        612,660         612,660
  Current portion of obligations under capital leases                        -          8,011        113,405         113,405
                                                                   -----------    -----------   ------------    ------------
     Total current liabilities                                       1,157,266      1,096,580      1,622,944       1,622,944

Obligations under capital leases, long-term                                  -         14,237        263,009         263,009
                                                                   -----------    -----------   ------------    ------------
     Total liabilities                                               1,157,266      1,110,817      1,885,953       1,885,953
                                                                   -----------    -----------   ------------    ------------

Commitments and contingencies

Redeemable Convertible Series A preferred stock, noncumulative, par value $.01 per share, liquidation value $65 per share, stated at redemption value -- 90,000 shares authorized;
  89,612 shares issued and outstanding at December 31, 1998;
  no shares issued or outstanding pro forma at December 31, 1998             -              -     10,215,768               -
Redeemable Convertible Series B preferred stock, noncumulative, par value $.01 per share, liquidation value $114 per share, stated at redemption value -- 30,000 shares authorized;
  17,575 shares issued and outstanding at December 31, 1998; no
  shares issued or outstanding pro forma at December 31, 1998                -              -      1,982,535               -
Redeemable Common Stock:
  Redeemable common stock, par value $.01 per share, redemption value $0.52 per share -- 454,170 shares issued and outstanding at June 30 and December 31, 1998, respectively; no shares
    issued or outstanding pro forma at December 31, 1998                     -        236,168        236,168               -
  Loan receivable for redeemable common stock                                -       (236,168)      (236,168)              -
Stockholders' equity (deficit):
  Preferred stock, 10,000,000 shares authorized and undesignated,
    pro forma                                                                -              -              -               -
    Convertible Series A preferred stock, noncumulative, par value
    $.01 per share, liquidation value $65 per share -- 90,000 shares authorized; 53,846 and 89,612 shares issued and
    outstanding at June 30, 1997 and 1998, respectively              3,462,108      5,777,627              -               -
  Common stock, par value $.01 per share -- 100,000,000 shares authorized; 3,846,200 shares issued and outstanding at
    June 30, 1997 and 1998; 4,053,200 and 13,440,988 shares issued and outstanding at December 31, 1998 and December 31, 1998
    pro forma, respectively                                             38,462         38,462         40,532         134,410
Additional paid in capital                                                   -        354,253              -      59,096,425
Unamortized stock compensation expense                                       -       (265,690)      (280,690)        (60,000)
Accumulated deficit                                                 (2,465,077)    (5,247,570)   (10,744,746)    (15,510,436)
                                                                   -----------    -----------   ------------    ------------
    Total stockholders' equity (deficit)                             1,035,493        657,082    (10,984,904)     43,660,399
                                                                   -----------    -----------   ------------    ------------
    Total liabilities stockholders' equity (deficit)               $ 2,192,759    $ 1,767,899   $  3,099,352    $ 45,546,352
                                                                   ===========    ===========   ============    ============

See accompanying notes to financial statements.

Intelligent Life Corporation
Statements of Operations


                                                                                                     Six months ended
                                                                 Year ended June 30,                    December 31,
                                                            1996           1997         1998         1997          1998
                                                        -----------    ---------    -----------    ----------   ----------
                                                                                                   (Unaudited)
Revenue:
  Online publishing                                     $   70,406     $  484,511    $ 1,281,284   $  507,717    $ 1,808,877
  Print publishing and licensing                         1,557,595      2,058,045      2,559,293    1,180,522      1,660,314
                                                        ----------     ----------    -----------   ----------    -----------
     Total revenue                                       1,628,001      2,542,556      3,840,577    1,688,239      3,469,191
                                                        ----------     ----------    -----------   ----------    -----------
Cost of operations:
  Online publishing                                         16,476        582,399        862,007      321,216        978,964
  Print publishing and licensing                           971,331      1,185,969      1,961,714      957,447      1,100,693
  Sales                                                     97,640         89,848        665,007      117,300        817,403
  Marketing                                                 33,686          1,485        145,632       18,124        304,919
  Product research                                         507,975        720,508      1,215,888      493,257        915,961
  General and administrative expenses                      522,056        767,957      1,663,728      695,191        871,057
  Depreciation and amortization                             97,668         73,754         66,666       25,088         98,491
  Noncash stock based compensation                               -              -         88,563            -        669,000
                                                        ----------     ----------    -----------   ----------    -----------
                                                         2,246,832      3,421,920      6,669,205    2,627,623      5,756,488
                                                        ----------     ----------    -----------   ----------    -----------
      Loss from operations                                (618,831)      (879,364)    (2,828,628)    (939,384)    (2,287,297)
                                                        ----------     ----------    -----------   ----------    -----------

Other income (expense):
  Interest income                                                -          2,141         52,351       35,269         18,924
  Interest expense                                         (56,193)       (85,870)        (6,216)           -        (12,433)
  Other                                                      2,584          7,473              -            -        185,588
                                                        ----------     ----------    -----------   ----------    -----------
      Other income (expense), net                          (53,609)       (76,256)        46,135       35,269        192,079
                                                        ----------     ----------    -----------   ----------    -----------
  Loss before income taxes                                (672,440)      (955,620)    (2,782,493)    (904,115)    (2,095,218)

Income taxes                                                     -              -              -            -              -
                                                        ----------     ----------    -----------   ----------    -----------
      Net loss                                          $ (672,440)    $ (955,620)   $(2,782,493)  $ (904,115)   $(2,095,218)

Charge for conversion of nonredeemable convertible
   Series A preferred stock to redeemable                        -              -              -            -     (4,438,141)
                                                        ----------     ----------    -----------   ----------    -----------
Net loss applicable to common stock                     $ (672,440)    $ (955,620)   $(2,782,493)  $ (904,115)   $(6,533,359)
                                                        ==========     ==========    ===========   ==========    ===========
Basic and diluted net loss per share                    $    (0.13)    $    (0.20)   $     (0.72)  $    (0.24)   $     (1.63)
                                                        ==========     ==========    ===========   ==========    ===========
Weighted average shares outstanding used in
   basic and diluted per-share calculation               5,000,000      4,743,590      3,846,000    3,846,200      4,018,700
                                                        ==========     ==========    ===========    =========    ===========
Pro forma provision for
   income taxes                                                  -              -
                                                        ==========     ==========
Pro forma net loss                                      $ (672,440)    $ (955,620)
                                                        ==========     ==========
Pro forma net loss
   per share                                            $     (.13)    $     (.20)
                                                        ==========     ==========


See accompanying notes to financial statements.

Intelligent Life Corporation
Statements of Redeemable Stock and Stockholders' Equity (Deficit)

                                     Redeemable               Redeemable
                                Convertible Series A      Convertible Series B         Redeemable Common Stock
                                  Preferred Stock           Preferred Stock                                   Note
                               Shares        Amount        Shares       Amount      Shares       Amount     Receivable
Balances,  June 30, 1995            -     $       -           -     $      -            -   $        -     $        -

 Stockholder loans
  contributed to capital            -             -           -            -            -            -              -

Net loss for the period             -             -           -            -            -            -              -
                            ---------    ----------     -------    ---------   ----------   ----------     ----------

Balances, June 30, 1996             -             -           -            -            -            -              -

 Stockholder loans
  contributed to capital            -             -           -            -            -            -              -

 Exchange of common
   stock for preferred
   stock by principal
   stockholder                      -             -           -            -            -            -              -

 Issuance of
   preferred stock,
   net of issuance costs            -             -           -            -            -            -              -

 Net loss for the period            -             -           -            -            -            -              -

 Reclassification of
  accumulated deficit
  to additional paid in
  capital due to
  change from
  S corporation to
  C corporation                     -             -           -            -            -            -              -
                            ---------    ----------     --------   ---------   ----------   ----------     ----------

Balances, June 30, 1997             -             -           -            -            -            -              -

 Issuance of
  preferred stock,
  net of issuance costs             -             -            -           -            -            -              -

 Stockholder loans
  converted to
  preferred stock                   -             -            -           -            -            -              -

 Redeemable common
  stock issued                      -             -            -           -      454,170      236,168       (236,168)

 Compensation expense
  related to common
  stock vesting                     -             -            -           -            -            -              -

 Net loss for the
  period                            -             -            -           -            -            -              -
                            ---------    ----------     --------   ---------   ----------   ----------     ----------

Balances, June 30, 1998             -             -            -           -      454,170      236,168       (236,168)

 Issuance of common
  stock                             -             -            -           -            -            -              -

 Compensation expense
  related to common
  stock grants                      -             -            -           -            -            -              -

 Issuance of
  preferred stock,
  net of issuance
  costs                             -             -       17,575   1,982,535            -            -              -

 Conversion of
  nonredeemable
  convertible Series A
  preferred stock to
  redeemable                   89,612    10,215,768            -           -            -            -              -

 Net loss for the
  period                            -             -            -           -            -            -              -
                            ---------    ----------     --------   ---------   ----------   ----------     ----------

Balances, December 31,
 1998                          89,612    10,215,768       17,575   1,982,535      454,170      236,168       (236,168)

 Conversion of Series A
  and Series B
  preferred
  stock to common
  stock (Note 12)
  (Unaudited)                 (89,612)  (10,215,768)     (17,575) (1,982,535)           -            -              -

Issuance and
  conversion of
  promissory note to
  Series B preferred
  stock and
  conversion of
  Series B
  preferred stock to
  common stock
  including finance
  charge for
  beneficial
  conversion feature
  on the
  promissory note of
  $2,656,000 (Note
  12) (Unaudited)                   -             -            -           -            -            -              -

Forgiveness of note
  receivable for
  redeemable
  common stock,
  reclassification of
  redeemable
  common stock to
  common stock,
  cancellation of the
  put right associated
  with such shares and
  reacquisition of
  forfeited shares
  and associated
  compensation charge
  of $1,782,000 (Note
  12) (Unaudited)                   -             -            -           -     (454,170)    (236,168)       236,168

Initial public
  offering of common
  stock (Note 12)
  (Unaudited)                       -             -            -           -            -            -              -
                            ---------    ----------      -------    --------   ----------   ----------     ----------
Balances, December 31,
  1998 (pro forma)
  (Note 12) (Unaudited)             -    $        -      $     -    $      -            -   $        -     $        -
                            ---------    ----------      -------    --------   ----------   ----------     ----------


                                                                                                    Unamortized
                               Convertible Series A                                   Additional       Stock
                                 Preferred Stock              Common Stock              Paid in    Compensation   Accumulated
                               Shares       Amount         Shares        Amount        Capital       Expense        Deficit

Balances,  June 30, 1995            -       $       -     5,000,000    $   50,000     $   275,000     $       -   $(1,420,537)

 Stockholder loans
  contributed to capital            -               -             -             -         260,000             -             -

Net loss for the period             -               -             -             -               -             -      (672,440)
                            ---------      -----------    ---------    ----------     -----------     ---------   -----------

Balances, June 30, 1996             -               -     5,000,000        50,000         535,000             -    (2,092,977)

 Stockholder loans
  contributed to capital            -               -             -             -       1,536,922             -             -

 Exchange of common
   stock for preferred
   stock by principal
   stockholder                 23,076       1,499,940    (1,153,800)      (11,538)     (1,488,402)            -             -

 Issuance of
   preferred stock,
   net of issuance costs       30,770       1,962,168             -             -               -             -             -

 Net loss for the period            -               -             -             -               -             -      (955,620)

 Reclassification of
  accumulated deficit
  to additional paid in
  capital due to
  change from
  S corporation to
  C corporation                     -               -             -             -        (583,520)            -       583,520
                            ---------      ----------   -----------   -----------     -----------     ---------   -----------

Balances, June 30, 1997        53,846       3,462,108     3,846,200        38,462               -             -    (2,465,077)

 Issuance of
  preferred stock,
  net of issuance costs        28,074       1,815,519             -             -               -             -             -

 Stockholder loans
  converted to
  preferred stock               7,692         500,000             -             -               -             -             -

 Redeemable common
  stock issued                      -               -             -             -         354,253      (354,253)            -

 Compensation expense
  related to common
  stock vesting                     -               -             -             -               -        88,563             -

 Net loss for the
  period                            -               -             -             -               -             -    (2,782,493)
                            ---------      ----------   -----------   -----------     -----------     ---------   -----------

Balances, June 30, 1998        89,612       5,777,627     3,846,200        38,462         354,253      (265,690)   (5,247,570)

 Issuance of common
  stock                             -               -       207,000         2,070         266,930      (269,000)            -

 Compensation expense
  related to common
  stock grants                      -               -             -             -         415,000       254,000             -

 Issuance of
  preferred stock,
  net of issuance
  costs                             -               -             -             -               -             -             -

 Conversion of
  nonredeemable
  convertible Series A
  preferred stock to
  redeemable                  (89,612)     (5,777,627)            -             -      (1,036,183)            -    (3,401,958)

 Net loss for the
  period                            -               -             -             -               -             -    (2,095,218)
                            ---------      ----------   -----------   -----------     -----------     ---------   -----------

Balances, December 31,
 1998                               -               -     4,053,200        40,532               -      (280,690)  (10,744,746)

 Conversion of Series A
  and Series B
  preferred
  stock to common
  stock (Note 12)
  (Unaudited)                       -               -     5,359,350        53,593      12,144,710             -             -

Issuance and
  conversion of
  promissory note to
  Series B preferred
  stock and
  conversion of
  Series B
  preferred stock to
  common stock
  including finance
  charge for
  beneficial
  conversion feature
  on the
  promissory note of
  $2,656,000 (Note
  12) (Unaudited)                   -               -       339,200         3,392       3,659,608             -    (2,663,000)

Forgiveness of note
  receivable for
  redeemable
  common stock,
  reclassification of
  redeemable
  common stock to
  common stock,
  cancellation of the
  put right associated
  with such shares and
  reacquisition of
  forfeited shares
  and associated
  compensation charge
  of $1,782,000 (Note
  12) (Unaudited)                   -               -       189,238         1,893       1,880,107       220,690    (2,102,690)

Initial public
  offering of common
  stock (Note 12)
  (Unaudited)                       -               -     3,500,000        35,000      41,412,000             -             -
                            ---------      ----------   -----------   -----------     -----------     ---------   -----------
Balances, December 31,
  1998 (pro forma)
  (Note 12) (Unaudited)             -      $        -    13,440,988   $   134,410     $59,096,425     $ (60,000) $(15,510,436)
                            ---------      ----------   -----------   -----------     -----------     ---------   -----------


                                  Total
                               Stockholders'
                                 Equity
                                (Deficit)
                             ---------------
Balances,  June 30, 1995     $  (1,095,537)

 Stockholder loans
  contributed to capital           260,000

Net loss for the period           (672,440)
                              ------------

Balances, June 30, 1996         (1,507,977)

 Stockholder loans
  contributed to capital         1,536,922

 Exchange of common
   stock for preferred
   stock by principal
   stockholder                           -

 Issuance of
   preferred stock,
   net of issuance costs         1,962,168

 Net loss for the period          (955,620)

 Reclassification of
  accumulated deficit
  to additional paid in
  capital due to
  change from
  S corporation to
  C corporation                          -
                              ------------

Balances, June 30, 1997          1,035,493

 Issuance of
  preferred stock,
  net of issuance costs          1,815,519

 Stockholder loans
  converted to
  preferred stock                  500,000

 Redeemable common
  stock issued                           -

 Compensation expense
  related to common
  stock vesting                     88,563

 Net loss for the
  period                        (2,782,493)
                              ------------

Balances, June 30, 1998            657,082

 Issuance of common
  stock                                  -

 Compensation expense
  related to common
  stock grants                     669,000

 Issuance of
  preferred stock,
  net of issuance
  costs                                  -

 Conversion of
  nonredeemable
  convertible Series A
  preferred stock to
  redeemable                   (10,215,768)

 Net loss for the
  period                        (2,095,218)
                              ------------

Balances, December 31,
 1998                          (10,984,904)

 Conversion of Series
  A and Series B
  preferred
  stock to common
  stock (Note 12)
  (Unaudited)                   12,198,303

Issuance and
  conversion of
  promissory note to
  Series B preferred
  stock and
  conversion of
  Series B
  preferred stock to
  common stock
  including finance
  charge for
  beneficial
  conversion feature
  on the
  promissory note of
  $2,656,000 (Note
  12) (Unaudited)                1,000,000

Forgiveness of note
  receivable for
  redeemable
  common stock,
  reclassification of
  redeemable
  common stock to
  common stock,
  cancellation of the
  put right associated
  with such shares and
  reacquisition of
  forfeited shares
  and associated
  compensation charge
  of $1,782,000 (Note
  12) (Unaudited)                        -

Initial public
  offering of common
  stock (Note 12)
  (Unaudited)                   41,447,000
                              ------------
Balances, December 31,
  1998 (pro forma)
  (Note 12) (Unaudited)       $ 43,660,399
                              ============

See accompanying notes to financial statements.


Intelligent Life Corporation
Statements of Cash Flows



                                                                                                             Six months ended
                                                                      Year ended June 30,                       December 31,
                                                              1996           1997           1998            1997           1998
                                                           ---------     ----------     -----------      ----------     ----------
                                                                                                         (Unaudited)

Cash flows from operating activities:
 Net loss                                                  $ (672,440)    $ (955,620)    $(2,782,493)   $  (904,115)    $(2,095,218)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                               97,669         73,754          66,666         41,578          98,491
   Noncash stock compensation                                       -              -          88,563              -         669,000
   Changes in operating assets and liabilities:
     Increase in accounts receivable                          (98,062)      (109,793)        (42,451)        (5,228)       (216,021)
     (Increase) decrease in other current assets                2,401          7,480         (22,305)          (255)        (84,375)
     Increase (decrease) in accounts payable                  163,640         59,238        (168,214)      (272,167)        102,876
     Increase in accrued expenses                              70,618        218,705         118,932         49,062         181,554
     Increase (decrease) in deferred revenue                   90,747       (127,480)        (19,415)      (120,199)        136,540
                                                           ----------     ----------     -----------    -----------     -----------
       Total adjustments                                      327,013        121,904          21,776       (307,209)        888,065
                                                           ----------     ----------     -----------    -----------     -----------
       Net cash used in operating activities                 (345,427)      (833,716)     (2,760,717)    (1,211,324)     (1,207,153)
                                                           ----------     ----------     -----------    -----------     -----------
   Cash flows used in investing activities:
     Purchases of equipment                                   (39,643)       (90,501)       (407,203)      (276,575)        (26,875)
                                                           ----------     ----------     -----------    -----------     -----------
       Net cash used in investing activities                  (39,643)       (90,501)       (407,203)      (276,575)        (26,875)
                                                           ----------     ----------     -----------    -----------     -----------
   Cash flows from financing activities:
     Loans from stockholders                                  385,070        687,000         500,000         15,743               -
     Principal payments on capital lease obligations                -              -               -              -         (25,834)
     Proceeds from issuance of preferred stock                      -      2,000,045       1,815,519        822,665       1,982,535
                                                           ----------     ----------     -----------    -----------     -----------
       Net cash provided by financing activities              385,070      2,687,045       2,315,519        838,408       1,956,701
                                                           ----------     ----------     -----------    -----------     -----------

       Net increase (decrease) in cash and cash
         equivalents                                                -      1,762,828        (852,401)      (649,491)        722,673
   Cash and equivalents, beginning of period                        -              -       1,762,828      1,762,828         910,427
                                                           ----------     ----------     -----------    -----------     -----------
   Cash and equivalents, end of period                     $        -     $1,762,828     $   910,427    $ 1,113,337     $ 1,633,100
                                                           ==========     ==========     ===========    ===========     ===========

   Supplemental disclosures of cash flow information:
     Cash paid during the period for interest              $   25,600     $  113,200     $     6,216    $         -     $    12,433
                                                           ==========     ==========     ===========    ===========     ===========
   Supplemental schedule of noncash investing and
      financing activities:
     Accounts payable related to recapitalization
       and issuance of stock                               $        -     $   37,877     $         -    $         -     $         -
                                                           ==========     ==========     ===========    ===========     ===========
     Stockholder loans contributed to capital for
       preferred stock                                     $  260,000     $1,536,922     $   500,000    $         -     $         -
                                                           ==========     ==========     ===========    ===========     ===========
     Equipment acquired under capital leases               $        -     $        -     $    18,000    $         -     $   380,000
                                                           ==========     ==========     ===========    ===========     ===========


  See accompanying notes to financial statements.

INTELLIGENT LIFE CORPORATION
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

        The Company

     Intelligent Life Corporation (the "Company") is one of the leading publishers of personal finance content on the Internet. The Company's six web sites include bankrate.com, the web's most complete source for banking, credit and interest rate information, theWhiz.com which provides personal financial content for those new to the topic and Consejero.com, a Spanish-language site focusing on personal finance and investing topics. The Company is organized under the laws of the state of Florida. Under the provision of the Internal Revenue Code of 1986, as amended, the Company elected to be taxed as an S Corporation. On June 19, 1997, the Company ceased to be an S Corporation and became a C corporation for income tax purposes.

     Basis of Presentation

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

     The unaudited financial statements of the Company for the six-month period ended December 31, 1997 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements for the six-month period ended December 31, 1997 reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations and its cash flows for the six-month period ended December 31, 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The cost of these investments approximates fair value.

        Fixed Assets

     Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term (if the Company does not retain ownership of the property or has a bargain purchase option) or the estimated useful lives of the improvements. Equipment under capital leases are stated at the present value of the future minimum lease payments.

     Intangible Assets

  Intangible assets consist primarily of trademarks. The cost of the trademarks is being amortized over the estimated useful lives, which is approximately five years, on a straight-line basis.

     Basic and Diluted Net Loss Per Share

  The Company computes net loss per share in accordance with the provisions of Statement of Financial Standards No. 128, "Earnings per Share" ("FAS 128") and Staff Accounting Bulletin No. 98 ("SAB 98"). Under FAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share excludes common stock equivalents, consisting of outstanding stock options, redeemable common stock and convertible preferred stock, as the effect of their conversion to common stock would be antidilutive.

  Common stock equivalents that could potentially dilute basic earnings per share in the future that were not included in diluted earnings per share because their effect on periods presented was antidilutive total 5,693,155 at December 31, 1998.

     Stock-Based Compensation

  The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and complies with the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation cost, if any, for fixed plan accounting, is recognized over the respective vesting period based on the difference, on the grant date, between the fair value of the Company's common stock and the grant price.

     Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Revenue Recognition

  The Company generates revenue from two primary sources: online publishing, and print publishing and licensing.

  The Company sells advertisements for its various Internet sites (including co-branded sites) including banner and billboard advertisements. Advertising sales are invoiced monthly based on the expected number of advertisement "impressions" or the number of times the advertisement is viewed by users of the Company's Internet sites. Revenue is recognized monthly based on the percentage of actual impressions to the total number of impressions contracted. Revenue for impressions invoiced but not delivered is deferred. The Company sells hyperlinks to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned. The Company is also involved in revenue sharing arrangements with its online "partners" where the consumer uses hyperlinks to link to co-branded sites principally hosted by the Company. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to the distribution agreements. Revenue is recorded gross and partnership payments are recorded in cost of operations.

  The Company sells advertisements for consumer mortgage rate tables. The rate tables and advertising are published in various newspapers under revenue sharing arrangements. Revenue is recognized when the tables are run in the respective newspaper. Revenue is recorded gross and revenue sharing payments are recorded in cost of operations. In addition, the Company earns subscription revenue from the three newsletters. Revenue is recognized ratably over the period of the subscription, which is generally up to one year. The Company also earns print revenue through other means including licensing rate tables for insertion into newspapers and by providing product rates and yields to financial institutions for publication. Revenue is recognized ratably over the contract period.

  Barter transactions are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the advertisements given. To date, barter transaction have been immaterial.

     Marketing

   includes advertising costs, which are charged to expense as incurred.

     Recent Accounting Pronouncements

  In June 1997, Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income", was issued and was adopted by the Company as of July 1, 1998. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and
(b) display the accumulated balance of other comprehensive income separately from accumulated deficit and additional paid in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. Comprehensive income approximates the net loss for all periods presented.

  In June 1997, Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures About Segments of an Enterprise with Related Information" was issued. FAS 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. FAS 131 is effective for financial statements for fiscal years beginning after December 31, 1997. The Company has adopted FAS 131 as of January 1, 1998.

  In June 1998, Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued. FAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. FAS 133 is effective for all fiscal years beginning after June 15, 1999. This statement does not currently apply to the Company as the Company currently does not have any derivative instruments or hedging activities.

NOTE 3 - CAPITALIZATION

     Stock Splits

  In June 1997 and August 1997, the Company authorized and executed a 100-for-1 and a 10-for-1 stock split, respectively. Additionally, on April 9, 1999, the Company authorized and executed a 5 to 1 stock split, effected as a stock dividend, of each issued and outstanding share of common stock. The information in the accompanying financial statements has been retroactively restated to reflect the effects of these stock splits and dividend.

     Authorized Shares

  In April 1999, the Company amended and restated its certificate of incorporation. As a result, the total number of shares which the Company is authorized to issue is 100,120,000: 100,000,000 of these shares are Common stock, each having a par value of :.01; and 120,000 shares are Preferred stock, each having a par value of $.01, of which 90,000 shares are Series A Convertible Preferred stock and 30,000 are Series B Convertible Preferred stock.

     Common Stock and Convertible Preferred Stock

  In 1996 and 1997, a director and then sole stockholder, Peter C. Morse ("Morse"), contributed loans due to him to additional paid in capital in the aggregate amounts of $260,000 and $1,536,922, respectively.

  In June 1997, the Company and certain investors entered into a Series A Preferred Stock Purchase Agreement ("the Agreement"). The Series A Preferred Stock is voting, non-cumulative and preferred as to the first $4.55 per share per year of funds legally available and declared by the Board of Directors, has a liquidation preference above common stockholders of $65.00 per share, each share is convertible into 50 shares of common stock at a conversion price of $1.30, and has other rights and preferences. Pursuant to the Agreement, investors acquired 30,770 shares of Series A Preferred Stock at $65.00 per share. During 1997, Morse exchanged 1,153,800 shares of common stock for 23,076 shares of Series A preferred.

  In August and September 1997, 11,538 shares of Series A Preferred Stock were issued at $65.00 per share, resulting in net proceeds to the Company of $740,709.

  In October 1997, an additional 1,154 shares of Series A Preferred Stock were issued at $65.00 per share, resulting in net proceeds to the Company of $75,000. Investors agreed to acquire 23,074 shares of Series A Preferred Stock at $65.00 per share, resulting in net proceeds to the Company of $1,499,810. This purchase included the contribution of loans due to Morse in the amount of $200,000 and the contribution of $300,000 in loans due to other investors for an aggregate of 7,692 shares of Series A Preferred Stock.

  On November 24, 1998, the Series A Preferred Stock was converted from non-redeemable Preferred Stock to redeemable Preferred Stock. This transaction was treated as an extinguishment and the new instrument was recorded at fair value on the conversion date. The difference between the fair value on the conversion date and the carrying value was charged to equity.

  In November 1998, the Company and certain investors entered into a Series B Preferred Stock Purchase Agreement. Pursuant to this agreement, 17,575 shares of Series B Preferred Stock were issued at $113.80 per share, resulting in net proceeds to the Company of $1,982,535. The Series B Preferred Stock is voting, non-cumulative and preferred as to the first $8.00 per share per year out of funds legally available and declared by the Board of Directors, has liquidation preferences over the Series A Preferred and common stockholders of $113.80 per share, each share is convertible into 50 shares of common stock at a conversion price of $2.28, and has other rights and preferences.

  The redemption clause of the Series A and Series B Preferred Stock allows the holders of 20% or more of the aggregate number of shares of common stock issuable upon conversion of the Series A and Series B Preferred then outstanding to redeem their shares on or after January 2, 2003, provided that the maximum number of shares of Series A and Series B Preferred which the Company is obligated to redeem does not exceed the aggregate of 35,729 shares prior to January 3, 2004 and 71,458 shares prior to January 3, 2005, and thereafter the Company is obligated to redeem all such shares outstanding as to which such right has been exercised. The redemption price is equal to the greatest of (as defined in the respective agreement) (x) the Series A liquidation preference or Series B liquidation preference, applicable to such shares or (y) the fair market value of such shares or (z) an amount per share of Series A or Series B Preferred equal to ten (10) times the net after tax earnings per share for the most recently completed fiscal of the Company times the number of shares of common stock issuable upon the conversion of one (1) share of Series A or Series

B Preferred and the conversion price then in effect. The Company is recording accretion on the Series A and Series B Preferred Stock equal to the difference between the net proceeds received and the redemption amount of approximately $14,500,000 based on the estimated fair value at December 31, 1998 using the interest method from the conversion date for the Series A Preferred and original issue date for the Series B Preferred through the final redemption date of January 3, 2005. The accretion for the Series A and Series B Preferred for the one month through December 31, 1998 is not significant and was not recorded.

     Restricted Stock Grants

  Effective August 1998, the Company entered into a Restricted Stock Grant Agreement (the "Stock Agreement") with an employee of the Company (the "Grantee") that provides for the issuance of restricted stock to the Grantee in accordance with the 1997 Equity Compensation Plan (discussed in Note 4) in satisfaction of certain obligations as described in an employment agreement between the Company and the Grantee. The Company issued 207,000 shares of its common stock to the Grantee in August 1998, subject to the restrictions set forth in the Stock Agreement. Restrictions lapsed on 138,000 shares during the six-month period ended December 31, 1998 and the remainder will lapse in 1999. Total compensation expense to be recognized by the Company over the vesting period amounts to $269,000 (based on estimated values from other transactions involving sales of the Company's stock) of which $209,000 was recognized during the six-month period ended December 31, 1998.

  In March 1998, the Company entered into a Restricted Stock Grant Agreement (the "Grant Agreement") with an Officer of the Company (the "Officer") that provides for the issuance of restricted stock to the Officer in accordance with the 1997 Equity Compensation Plan (discussed in Note 4). On March 23, 1998, the Company issued 454,170 shares of its common stock to the Officer for an aggregate consideration of $236,168, which amount was paid by an interest-bearing promissory note from the Officer. The Officer has a put right which requires the Company to repurchase his shares at the same price he paid for the shares including interest. Restrictions lapse as follows: 113,540 shares on July 1, 1998, and 9,460 shares on the first day of each month starting August 1, 1998 and ending July 1, 2001. In accordance with Emerging Issues Task Force 95-16, this arrangement is being accounted for as a variable plan which requires increases or decreases in stock based compensation expense based on increases or decreases in the fair market value of the Company's common stock. Compensation expense recognized during 1998 in accordance with FASB Interpretation No. 28 approximated $88,000 and $460,000 for the six-month period ended December 31, 1998 based on estimated values from other transactions involving sales of the Company's stock.

NOTE 4 - STOCK OPTION PLAN

  During 1997, the Company adopted the 1997 Equity Compensation Plan (the "Plan") to provide directors, officers, non-employee members of the Board of Directors of the Company and certain consultants and advisors with the opportunity to receive grants of incentive stock options, non-qualified stock options and restricted stock. The Board of Directors has the sole authority to determine who receives such grants, the type, size and timing of such grants, and specify the terms of any noncompetition or other agreements relating to the grants. The aggregate number of shares that may be issued under the Plan is 900,000; 46,550 shares are available for grant as of December 31,1998.

  The exercise price of any option grant shall be determined by the Board of Directors and may be equal to, greater than, or less than the fair market value of the stock on the grant date. Provided, however, that the exercise price shall be equal to or greater than the fair market value of the stock on the date of grant and an option may not be granted to an employee who at the time of the grant owns more than 10 % of the total combined voting power of all classes of stock of the Company, unless the exercise price is not less than 110 % of the fair market value of the stock on the date of the grant.

  The per share weighted average fair value of stock options granted during the year ended June 30, 1998 was approximately $.40 and for the six-month period ended December 31, 1998 was between $.40 and $1.30 on the date of grant using the Black-Scholes option pricing model (excluding a volatility assumption) with the following weighted average assumptions: expected dividend yield of 0 %, risk-free interest rates of 4.76% to 5.67%, and expected lives of
5.5 years and 6 years.

  The Company applies APB Opinion No. 25 in accounting for its Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS No. 123, the Company's net loss would have increased to the pro forma amount indicated below:

                                                                           Year Ended              Six Months Ended
                                                                  June 30, 1997    June 30, 1998   December 31, 1998
                                                                  --------------  ---------------  -----------------
Net loss applicable to common stock
      As reported                                                 $     (955,620) $    (2,782,493) $      (6,533,359)
      Pro forma                                                   $     (955,620) $    (2,792,493) $      (6,548,359)
      Basic net loss per common share-as reported                 $        (0.20) $         (0.72) $           (1.63)
      Basic net loss per common share-pro forma                   $        (0.20) $         (0.73) $           (1.63)


  Stock option activity during the years ended June 30, 1997 and 1998 and the six-month period ended December 31, 1998 is as follows:

                                        Number
                                          of            Weighted average
                                        Shares           exercise price
                                     ------------      ------------------
Balances, June 30, 1996
      Granted                                   -                       -
      Exercised                                 -                       -
      Forfeited                                 -                       -
      Expired                                   -                       -
Balances, June 30, 1997                         -                       -
      Granted                              89,530                   $1.30
      Exercised                                 -                       -
      Forfeited                                 -                       -
      Expired                                   -                       -
Balances, June 30, 1998                    89,530                   $1.30
      Granted                             102,750                   $1.30
      Exercised                                 -                       -
      Forfeited                                 -                       -
      Expired                                   -                       -
Balances, December 31, 1998               192,280                   $1.30


  At December 31, 1998, the exercise price and weighted average remaining contractual life of outstanding options was $1.30 and 9.6 years, respectively.

  At December 31, 1998, there were no options exercisable.

  The above table does not include the 661,170 shares of restricted stock issued under the Plan discussed in Note 3 to the financial statements.

NOTE 5 - FINANCIAL STATEMENT DETAILS

  Furniture, fixtures and equipment consists of the following:

                                                                              Year Ended           Six Months Ended
                                                                    June 30, 1997  June 30, 1998   December 31, 1998
                                                                    -------------  -------------   -----------------
Furniture and fixtures                                              $      80,138  $     157,519   $         159,674
Computers and software, including assets under
  capital leases of $0, $0 and $379,887 respectively                      229,672        469,669             872,163
Equipment including assets under capital leases of
  $0, $17,950 and $17,950 respectively                                     11,882        106,735             108,417
Leasehold improvements                                                      1,596         12,879              12,879
                                                                    -------------  -------------   -----------------
                                                                          323,288        746,802           1,153,133
Less: accumulated depreciation and amortization,
  including amounts related to assets under capital
  Leases of $0, $496 and $31,194, respectively                           (180,798)      (241,527)           (339,474)
                                                                    -------------  -------------   -----------------
                                                                    $     142,490  $     505,275   $         813,659
                                                                    =============  =============   =================


Accrued expenses consists of the following:
                                                                              Year Ended           Six Months Ended
                                                                    June 30, 1997  June 30, 1998   December 31, 1998
                                                                    -------------  -------------   -----------------

Vacation                                                             $     15,070  $      72,523   $         129,050
Partner payments                                                            9,560         75,987              71,068
Commissions                                                               130,404        143,123             135,909
Payroll and related costs                                                  67,693         43,074              87,465
Other                                                                      64,999         71,951             164,720
                                                                    -------------  -------------   -----------------
                                                                    $     287,726  $     406,658   $         588,212
                                                                    =============  =============   =================


NOTE 6 - RELATED PARTY TRANSACTIONS

  As a Director and majority stockholder, Morse is a related party. The Company leases offices in South Florida from Bombay Holdings, Inc. ("Bombay") which is wholly owned by Morse. Total rent paid to Bombay for the years ended June 30, 1997 and 1998 and the six-month period ended December 31, 1998 was $85,591, $164,552 and $99,192, respectively. (see Note 9).

  During the six-month period ended December 31, 1998, the Company entered into an additional lease with Bombay totaling $101,000 to be paid over a 19-month period.

  Morse has from time to time advanced capital to the Company. Such loans for the years ended June 30, 1997 and 1998 and for the six-month period ended December 31, 1998 amounted to $687,000, $200,000 and $0, respectively. Interest rates for the loans were 6.5% - 7%. During 1996 and 1997, certain stockholder loans were contributed to capital (see Note 3).

  Morse Partners, Ltd., a partnership controlled by Morse advanced the Company $138,750 for the year ended June 30, 1997. The amount has subsequently been repaid.

NOTE 7 - SALE OF PUBLICATION

  In December 1998, the Company sold substantially all of the assets, including the intellectual property of one of its newsletters, Bank Advertising News. The newsletter was sold for $125,000 in cash and assumed liabilities of approximately $80,000. The gain on the sale was $185,588, net of $16,524 of selling expenses, and has been recorded in other income.

  Revenue for Bank Advertising News for the year ended June 30, 1998 and for the six-month period ended December 31, 1998 was $178,270 and $82,953, respectively. Cost of operations for Bank Advertising News for the year ended June 30, 1998 and for the six-month period ended December 31, 1998 was $57,445 and $53,138, respectively. Net assets (liabilities) of Bank Advertising News at June 30, 1998 and date of sale were approximately $(120,000) and $(80,000), respectively.

NOTE 8 - INCOME TAXES

  The Company did not record any income tax expense during the years ended June 30, 1996 and 1997 because it was operating as an S Corporation. Further there was no pro forma provision for income taxes for those years because the Company reported operating losses.

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 1997 and 1998, and December 31, 1998 are presented below.

                                                                            Year Ended              Six Months Ended
                                                                   June 30, 1997   June 30, 1998    December 31, 1998
                                                                   -------------   -------------    -----------------
Deferred tax assets:
  Net operating loss carryforward                                  $       9,811   $   1,196,975    $       1,983,228
  Intangible assets                                                      127,667         143,438              143,438
  Allowance for doubtful accounts                                              -           9,011                9,350
                                                                   -------------   -------------    -----------------
          Total gross deferred tax assets                                137,478       1,349,424            2,136,016
  Less valuation allowance                                              (137,478)     (1,349,424)          (2,136,016)
                                                                   -------------   -------------    -----------------
  Net deferred tax assets                                          $           -   $           -    $               -
     deferred                                                      =============   =============    =================
     tax assets

     The valuation allowance for deferred tax assets as of June 30, 1997 and 1998, and at December 31, 1998 was $137,478, $1,349,424 and $2,136,016,
respectively. The net change in the total valuation allowance for the years ended June 30, 1997 and 1998, and the six-month period ended December 31, 1998 was an increase of $137,478, $1,211,946 and $786,592, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     An increase in the valuation allowance offset the deferred tax asset caused by net operating losses which are not currently usuable. This increase is the principal difference between the expected amounts of tax benefits computed by applying the statutory federal income tax rate to the Company's loss before income taxes for the year ended June 30, 1998 and the six-month period ended December 31, 1998. The Company recorded no tax benefit for these periods.

     At December 31, 1998, the Company had net operating loss carryforwards of approximately $5,300,000 which expire beginning in 2012 through 2018. The amount of net operating loss carryforwards may be limited if the Company has an ownership change. In the event of an ownership change, the amount of taxable income of a loss corporation for any postchange year which may be offset by prechange losses shall not exceed the Internal Revenue Code Section 382 limitation for such year. Generally, an ownership change occurs if a 5% stockholder or any equity structure shift increases the percentage of the stock of the loss corporation owned by more than 50 percentage points over the lowest percentage of stock of the loss corporation owned by such stockholders at any time during a three-year look back testing period. The Section 382 limitation is equal to the value of the old loss corporation (before the ownership change) multiplied by the Federal long-term tax-exempt rate.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     Leases

  Bombay is wholly owned by Morse. The Company leases office space from Bombay under the terms of a lease agreement dated May 1, 1994 and amendments dated September 1, 1997 and January 1, 1998. The lease includes renewal options for a period of three years and requires the Company to pay a percentage of the common maintenance charges. The lease payments are subject to an annual increase based on the consumer price index of the Fort Lauderdale/Miami region. Offices in New York and California are month-to-month leases.

  Total rent expense amounted to $85,591 and $164,552 for the years ended June 30, 1997 and 1998, and $109,872 for the six-month period ended December 31, 1998.

  Future minimum lease payment s under non-cancelable operating leases and future minimum capital lease payments as of December 31, 1998 were:

(CAPTION>
                                                                                     Operating       Capital
             Year ending December 31                                                   Leases         Leases
                                                                                    ------------  -------------
1999                                                                                $    304,440  $    173,754
2000                                                                                     222,355       156,564
2001                                                                                      53,154       124,521
2002                                                                                       9,048         3,258
2003                                                                                           -             -
Thereafter                                                                                     -             -
                                                                                        --------  ------------
Total minimum lease payments                                                            $588,997       458,097
                                                                                        ========

Less amount representing interest at rates
  ranging from 7.6% to 22%                                                                             (81,683)
                                                                                                  ------------
Present value of net minimum capital lease payments                                                    376,414
Less current installments of obligations under current leases                                         (113,405)
                                                                                                  ------------
Obligations under capital leases, excluding current installments                                  $    263,009
                                                                                                 =============

     Distribution Agreements

  The Company has various agreements with advertisers, content providers and other web sites that require it to feature such parties exclusively in certain sections of its Internet sites.

     Legal Proceedings

  The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 10 - SEGMENT INFORMATION

     The Company operates in two reportable business segments: online publishing and print publishing and licensing. The online publishing segment is primarily engaged in the sale of advertising, sponsorships and hyperlinks in connection with our Internet web sites bankrate.com, theWhiz.com, Consejero.com and CPNet.com. The print publishing and licensing segment is primarily engaged in the sale of advertising in the Consumer Mortgage Guide rate tables, newsletter subscriptions and licensing to research information. We also charge a commission for the placement of the Consumer Mortgage Guide in a print publication. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2.

     Although no one customer accounted for more than 10% of total revenue for the six-month period ended December 31, 1998, the five largest customers accounted for approximately 18% of total revenues for that period.

     Summarized segment information as of and for the six-month period ended December 31, 1998 is presented below:

                                                                 Print
                                                Online        Publishing
                                              Publishing    and Licensing          Other          Total
                                             ------------   -------------       ----------     -----------
Revenue                                      $ 1,808,877    $   1,660,314       $        -     $ 3,469,191
Direct costs of operations                       978,964        1,100,693                -       2,079,657
Sales and marketing                            1,104,039                -           18,283       1,122,322
Product research                                 677,183          238,778                -         915,961
General and administrative expenses              454,179          416,878                -         871,057
Depreciation and amortization                     68,944           29,547                -          98,491
Noncash stock based compensation                       -                -          669,000         669,000
Other income (expense), net                            -          185,588            6,491         192,079
Net income (loss)                             (1,474,432)          60,006         (680,792)     (2,095,218)
Total assets                                   1,945,391        1,153,961                -       3,099,352

NOTE 11 - OTHER SUBSEQUENT EVENTS (UNAUDITED)

     Purchase of CPNet.com

  In January 1999, the Company purchased all of the assets of CPNet.com, excluding cash and real or personal property leases for $25,000 in cash. In addition, the sellers were employed by the Company and granted 30,000 options under the 1997 Equity Compensation Plan with an exercise price of $1.30. Based on the estimated values from other stock transactions involving sales of the Company's stock, the Company will incur a total stock compensation charge of $45,000. CPNet.com's historical statements of operations are not material to the Company.



     1997 Equity Compensation Plan

  In January 1999, the Company amended the 1997 Equity Compensation Plan (the "Plan") to increase the number of shares of common stock of the Company authorized for issuance under the Plan to 1,500,000 shares.

     1999 Equity Compensation Plan

  In March 1999, the Company's stockholders approved the 1999 Equity Compensation Plan (the "1999 Plan") to provide designated employees of the Company and its subsidiaries, certain consultants and non-employee members of the Board of Directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The 1999 Plan is authorized to grant options for up to 1,500,000 shares. In March 1999, the Company granted 358,500 shares to the Officer.

     Stock Options

  On March 2, 1999 and March 12, 1999 the Company granted 201,720 and 5,000 options, respectively, under the 1997 Equity Compensation Plan to purchase common stock at $2.97 per share. These option vest over a 48 month period, and accordingly the Company will recognize total compensation expense relating to these option of approximately $1,620,000 ratably over the vesting period. Effective with the completion of the Company's initial public offering of common stock, the Company granted 472,500 options and the Board has authorized the grant of another 25,000 options under the 1997 Equity Compensation Plan to purchase common stock at the initial public offering price of $13.00 per share which vest one-fourth after one year and the remaining equally over the next 36 months.

     Redeemable Common Stock

  On March 10,1999 the note receivable for the restricted stock grant to the Officer (see Note 3) was forgiven, the unvested shares (264,932) were effectively forfeited, the Officer's put right was cancelled, and certain other changes were made. Accordingly, "fixed" option accounting treatment was established on this date. The total charge for stock based compensation expense relating to this restricted stock grant for the period from January 1, 1999 through March 9, 1999 was approximately $1,782,000. On March 9, 1999, the Officer was also granted 358,500 options under the 1999 Equity Compensation Plan to purchase 358,500 shares of common stock at $2.97 per share which vest over a 36 month period, and accordingly the Company will recognize total compensation expense relating to these options of approximately $2,807,000, ratably over the vesting period.

     Convertible Promissory Note

  On March 9, 1999, one of the Series B Preferred Stockholders loaned the Company $1,000,000 bearing interest at 8%, due April 9, 1999. If unpaid on the due date, the note was to convert into fully paid Series B Preferred Stock at a conversion price of $2.97 per share. On April 9, 1999, the principal amount of the loan plus accrued interest was converted into 6,784 shares of Series B

Preferred Stock. The Company recorded a finance charge of $2,656,000 representing the difference between the estimated fair market value of the common stock (as if the 6,784 shares were converted) and the $2.97 conversion price.

     Change in Year-end

  On April 12, 1999, the Company's Board of Directors approved changing the Company's fiscal year-end to December 31.

NOTE 12 - PRO FORMA (UNAUDITED)

  The unaudited pro forma December 31, 1998 balance sheet gives effect to the following:

     . Conversion of 89,612 and 17,575 shares of redeemable convertible Series A and Series B preferred stock, respectively, into 5,359,350 shares of common stock.
     . Issuance of the $1,000,000 promissory note on March 9, 1999, subsequent conversion to 6,784 shares of Series B Preferred Stock and conversion of the Series B Preferred Stock to 339,200 shares of common stock and the associated finance charge of approximately $2,656,000 due to the beneficial conversion feature.
     . Reclassification of 189,238 shares of redeemable common stock to common stock upon cancellation of the put right associated with such shares and upon forgiveness of a promissory note issued in consideration for 454,170 shares (264,932 shares of stock were reacquired) and the associated charge of approximately $1,782,000.
     . Issuance of 3,500,000 shares of common stock in the Company's initial public offering with net proceeds to the Company of approximately $41.1 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

MANAGEMENT

Directors and Executive Officers

Our directors and executive officers and their ages as of the date of this Form 10-K are as follows:

Name and Address                                     Age    Position(s)
----------------                                    -----   -----------
William P. Anderson, III..........................   50     President, Chief Executive Officer and Director
Edward Vermont Blanchard..........................   47     Executive Vice President - Strategy and Acquisitions
Sara Campbell Taylor..............................   41     Senior Vice President - Sales and Syndication
Peter W. Minford..................................   41     Senior Vice President - Administration
G. Cotter Cunningham..............................   36     Senior Vice President - Marketing
Bruns H. Grayson(1)...............................   51     Director
Peter C. Morse(2).................................   52     Director
Robert P. O'Block.................................   56     Director
Randall E. Poliner(1)(2)..........................   43     Director

___________
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

     William P. Anderson, III has served as President and Chief Executive Officer of Intelligent Life and director since July 1997. From its creation to June 1997, Mr. Anderson served as President and Chief Executive Officer of Block Financial Corporation, a subsidiary of H&R Block, Inc. engaged in consumer lending, software and online financial services delivery. From August 1992 to September 1995, Mr. Anderson served as Chief Financial Officer of H&R Block, Inc. From July 1973 to November 1991, Mr. Anderson worked at KPMG LLP in various capacities including serving as partner-in-charge of the national corporate finance practice within the management consulting department. Mr. Anderson is a member of the Board of Directors of SecureTax.com, Inc., a privately held company. Mr. Anderson holds a Bachelor of Mechanical Engineering from Auburn University and an M.B.A. from Emory University.

     Edward Vermont "Monty" Blanchard has served as Executive Vice President-Strategy and Acquisitions since May of 1999. Mr. Blanchard is a former Managing Director and co-head of the Financial Institutions Mergers & Acquisitions Group at Merrill Lynch & Co., Inc. While at Merrill Lynch, Mr. Blanchard served as strategic M&A Advisor for a number of the firm's large financial service clients in the insurance, asset management, credit card, consumer and commercial financial industries. In addition, he acted as a senior internal M&A Advisor and negotiator for a number of Merrill Lynch's own acquisitions, including Smith New Court (U.K.), Macintosh Securities (Australia), Mercury Asset Management (U.K.), Midland Walwyn (Canada) and the takeover of selected former branches of Yamaichi Securities in Japan. Mr. Blanchard has worked as an investment banker since 1979 and was employed at Merrill Lynch from 1966 to 1999. He has a B.A from Harvard University and an M.B.A. from the University of North Carolina at Chapel Hill.

     Sara Campbell Taylor has served as Senior Vice President-Sales and Syndication of Intelligent Life, responsible for advertising sales and distribution arrangements, since May 1996. From January 1993 to June 1996, Ms. Taylor served as Vice President-Asset Securitization for ABN Amro Securities, Inc., an investment banking firm. Ms. Taylor specialized in mergers and acquisitions, structured finance and asset valuation. Ms. Campbell holds a B.S. in Finance from Pennsylvania State University.

     Peter W. Minford has served as Senior Vice President-Administration of Intelligent Life since February 1998. From August 1992 to February 1998, Mr. Minford served as Senior Vice President-Administration at The Bank of Tampa. Mr. Minford has held various senior management positions in commercial banking for over 19 years including roles in credit administration, commercial lending, general administration and operations. Mr. Minford holds a B.S. in Finance from Florida State University and an M.B.A. from the University of South Florida.

     G. Cotter Cunningham has served as Senior Vice President-Marketing of Intelligent Life since February 1999. From August 1997 to January 1999, Mr. Cunningham was Vice President of Valentine McCormick Ligibel, Inc., an advertising agency specializing in new media. From August 1992 to July 1997, Mr. Cunningham was Vice President of Block Financial Corporation, where he created, launched and directed the CompuServe Visa and WebCare Visa credit card programs. Mr. Cunningham holds a B.S. in Economics from the University of Memphis and an M.B.A. from Vanderbilt University's Owen Graduate School of Management.

     Bruns H. Grayson has served as director of Intelligent Life since June 1997. Since 1982, Mr. Grayson has been the managing partner of ABS Ventures, a series of venture capital funds affiliated with BT Alex. Brown Incorporated. Mr. Grayson is also a member of the Board of Directors of Anadigics, Inc., Dialog Software, Inc., Formation Systems, Inc., i-Logix, Inc., Software Corporation of America and Telogy Networks, Inc. Mr. Grayson holds a B.A. from Harvard University, an M.A. from Oxford University and a J.D. from the University of Virginia Law School. Mr. Grayson was a Rhodes Scholar in 1974.

     Peter C. Morse has served as a director of Intelligent Life since July 1993. Mr. Morse served as our President and Chief Executive Officer from July 1993 until July 1997 and served as our Chairman from July 1997 until April 1999. Since 1982, Mr. Morse has served as President of Morse Partners, Ltd., a private equity firm that acquires operating companies and provides expansion capital. From 1986 to 1990, Mr. Morse was Chairman of FAO Schwarz, the national chain of children's gifts stores. Mr. Morse has also held senior positions at Janney Montgomery Scott, Inc., an investment banking firm. Mr. Morse holds a B.S.B.A. from Georgetown University and an M.B.A. from Columbia University.

     Robert P. O'Block has served as a director since May 1999. Mr. O'Block is currently a general partner of Freeport Center, a real estate and distribution complex in Utah. He is also Chairman of the Board of Overseers of the Boston Symphony and a member of the Board of the U.S. Ski Team. For 28 years, Mr. O'Block, a former Director, was with McKinsey & Company, Inc., serving a wide variety of business, nonprofit and public sector organizations in the United States, Europe and the Far East. He has extensive experience in manufacturing, electronics and financial services and has worked extensively over the past few years with a number of the Harvard teaching hospitals in Boston, as well as the Harvard Medical School. Since joining McKinsey & Company, Mr. O'Block has led studies in financial restructuring; corporate, business unit and product strategy; manufacturing operations; and organization. He started his career as a member of the faculty of Harvard University where he performed research and taught courses in the areas of production and operations of management, business economics and real estate. He is a co-author of the books Urban Analysis and An Economic Analysis of the Housing and Urban Development Act of 1968 (Harvard business School Press, 1970) and has contributed to several other publications and articles for professional journals. He is listed in Who's Who in Finance and Industry and Who's Who in the World. Mr. O'Block received a bachelor's degree in mechanical engineering from Purdue University and an M.B.A. from Harvard Business School.

     Randall E. Poliner has served as a director of Intelligent Life since November 1998. Since April 1993, Mr. Poliner has served as President of Antares Capital Corporation, a private venture capital firm investing equity capital in developmental and expansion stage companies. Mr. Poliner holds a Bachelor of Electrical Engineering from the Georgia Institute of Technology, an M.S. from Carnegie-Mellon University and an M.B.A. from Harvard Business School.

Terms of Directors

     Concurrently with the effective date of our initial public offering, the Board of Directors was divided into three classes, with members serving for staggered three-year terms. The Board will be comprised of one Class I director (Mr. Poliner), two Class II directors (Messrs. Anderson and Grayson) and one Class III director (Mr. Morse). At each annual meeting of shareholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the initial Class I directors, Class II directors and Class III directors will expire upon the election and qualification of successor directors at the 2000, 2001 and 2002 annual meetings of shareholders, respectively. There are no family relationships between any of the directors or executive officers of Intelligent Life.

Committees of the Board of Directors

     The members of the Audit Committee are Peter C. Morse (Chairman) and Randall E. Poliner. The Audit Committee reviews the scope and timing of our Audit services and any other services our independent auditors are asked to perform, the auditor's report on our financial statements following completion of their audit and their policies and procedures with respect to internal accounting and financial control. In addition, the Audit Committee makes annual recommendations to the Board of Directors for the appointment of independent auditors for the following year.

     The members of the Compensation Committee are Bruns H. Grayson (Chairman) and Randall E. Poliner. The Compensation Committee reviews and evaluates the compensation and benefits of all our officers, reviews general policy matters relating to compensation and benefits of employees of Intelligent Life and makes recommendations concerning these matters to the Board of Directors. The Compensation Committee also administers our stock option plans.

Compensation of Directors

     Neither employee nor non-employee directors receive compensation for services performed in their capacity as directors. We reimburse each director for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and any of its committees.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or will be an executive officer of Intelligent Life.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the total compensation for the fiscal year ended December 31, 1998 for our President and Chief Executive Officer. No other executive officer of Intelligent Life received total annual salary and bonuses for the fiscal year ended December 31, 1998 in excess of $100,000.

                                                                            Long-Term
                                                       Annual              Compensation
                                                  Compensation(1)             Awards
                                                                         Restricted Stock        All Other
Name and Principal Position                    Salary         Bonus           Awards           Compensation
---------------------------                  ----------    ----------       ----------         ------------
William P. Anderson, III,                    $ 298,000     $       0        $ 354,253(2)       $         0
  President and Chief Executive Officer

(1) In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table does not include compensation in the form of perquisites or other personal benefits because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the named executive officer for such year.

(2) Consists of the net value of a restricted stock award of 454,170 shares of common stock granted in exchange for a promissory note in the amount $236,168. No such shares were vested as of December 31, 1998. As of March 10, 1999, 189,238 shares had vested, and the remaining shares had been reacquired by Intelligent Life. Accordingly, Intelligent Life recorded compensation expense relating to these shares of approximately $1,782,000 in the quarter ended March 31, 1999. As a result of the reacquisition we cancelled $137,765 of the notes, and the remaining balance of the note, $98,403, was forgiven.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of our common stock as of June 30, 1999, relating to: (1) each of our directors; (2) our President and Chief Executive Officer; (3) all those known by us to be beneficial owners of more than five percent of the outstanding shares of common stock; and (4) all of our executive officers and directors as a group.

                                                               Shares Beneficially Owned          Shares Beneficially
                                                                 Prior to Offering (1)          Owned After Offering(1)
                                                                Shares          Percent         Shares          Percent
                                                                ------          -------         ------          -------
Peter C. Morse.............................................     5,488,800         55.2%         5,488,800         40.8%
   200 Four Falls Corporate Center, Suite 205

                                                               Shares Beneficially Owned          Shares Beneficially
                                                                 Prior to Offering (1)          Owned After Offering(1)
                                                                Shares          Percent         Shares          Percent
                                                                ------          -------         ------          -------
   West Conshohocken, Pennsylvania 19428
Robert H. Lessin(2)........................................     1,276,900         12.8          1,276,900          9.5
   826 Broadway
   New York, New York 10003
Bruns H. Grayson(3)                                             1,264,950         12.7          1,264,950          9.4
   1 South Street, Suite 2150
   Baltimore, Maryland 21202
William P. Anderson, III(4)................................       209,154          2.1            209,154          1.6
   11811 U.S. Highway One, Suite 101
   North Palm Beach, Florida 33408
Randall E. Poliner(5)......................................       778,650          7.8            778,650          5.8
   7900 Miami Lakes Drive West
   Miami Lakes, Florida 33016
All directors and executive officers as a group
   (seven persons)(4)......................................     9,018,454         90.7          9,018,454         67.1

__________
(1) For purposes of calculating the percentage beneficially owned, the number of shares of common stock deemed outstanding prior to our initial public offering includes (1) 9,940,988 shares outstanding as of April 15, 1999 and
     (2) shares issuable upon the exercise of options which may be exercised within 60 days following April 15, 1999 ("Presently Exercisable Options"). The number of shares of common stock deemed outstanding after our initial public offering includes the additional 3,500,000 shares that are being offered for sale in our initial public offering. Beneficial ownership id determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person or group that has or shares voting and investment power with respect to such shares. Presently Exercisable Options are deemed to be outstanding and to be beneficially owned by the person or group holding such options for the purpose of computing the percentage ownership of any other person or group.
(2) Includes shares owned by BRM Holdings LLC. Mr. Lessin is a control person of BRM Holdings LLC and is the beneficial owner of such shares.
(3) Consists of shares owned by ABS Ventures IV, L.P. and ABX Fund, L.P. Mr. Grayson is the managing member of each general partner of these limited partnerships. Mr. Grayson disclaims beneficial ownership of such shares.
(4) Includes 19,916 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 15, 1999 and 12,500 shares held by Mr. Anderson's children.
(5) Consists of shares owned by Antares Capital Fund II Limited Partnership and ACF II Side Fund Limited Partnership. Mr. Poliner is President of Antares Capital Partners II, Inc., the general partner of such limited partnerships, and is a beneficial owner of such shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We entered into three lease agreements with Bombay Holdings, Inc. for our principal corporate offices and facilities. Bombay is wholly owned by Peter C. Morse, a director of Intelligent Life. The leases include renewal options and require Intelligent Life to pay a percentage of the common maintenance charges. Rent expense paid to Bombay was $99,192 for the six months ended December 31, 1998 and $164,552, $85,591 and $83,858 for the fiscal years ended 1998, 1997 and
1996, respectively. We believe that the terms of the lease agreements are no less favorable to us than those that could have been obtained from unaffiliated third parties.

     Mr. Morse made loans to Intelligent Life during the years ended June 30, 1997 and 1998 in the amounts of $687,000 and $200,000, respectively. Interest rates for the loans were between 6.5% and 7%. The loans have subsequently been contributed to capital.

     In June 1998, Mr. Morse acquired 10,769 shares of Series A Preferred Stock from Intelligent Life for a purchase price of $65 per share, which was the price paid by third parties in the same transaction. The aggregate purchase price was $699,985. Immediately prior to completion of our initial public offering, these shares of preferred stock were converted into 538,450 shares of common stock having an aggregate value of $6,999,850 at the initial public offering price. In November 1998, Mr. Morse acquired 527 shares of Series B Preferred Stock from Intelligent Life for a purchase price of $114 per share, which was the price paid by third parties in the same transaction. The aggregate purchase price was $60,078. Immediately prior to completion of our initial public offering, these shares of preferred stock were converted into 26,350 shares of common stock having an aggregate value of $342,550 at the initial public offering price.

     As part of a compensation package, we sold 454,170 shares of common stock to William P. Anderson, III, our President and Chief Executive Officer, effective when Mr. Anderson was hired in July 1997. In exchange for such shares, Mr. Anderson executed a promissory note to us for $236,168, which was payable over a ten-year term and bore interest at 6.42%. The stock sale was treated as a variable option grant for accounting purposes with respect to the difference between the purchase price of such shares of $2.97 per share and the fair market value of such shares of $10.80 per share. Accordingly, compensation expense was recorded, totaling approximately $2,282,000 through March 10, 1999. These shares were subject to vesting provisions, which had lapsed as to 189,238 shares as of March 10, 1999. On that date, Intelligent Life reacquired 264,932 shares of unvested common stock from Mr. Anderson in exchange for cancellation of $137,765 of Mr. Anderson's promissory note. The remaining amount of the note, in the amount of $98,403, was forgiven.

     On March 9, 1999, Intelligent Life issued Mr. Anderson options to acquire 358,500 shares of common stock at an exercise price of $2.97 per share. The fair market value of such shares was $10.80 per share; accordingly we will incur a stock compensation charge of approximately $2,807,000 relating to these options over a three-year vesting period. The options are intended to qualify as incentive stock options. The options vest in equal monthly installments.

     On March 9, 1999, Intelligent Life issued a promissory note to Antares Capital Fund II Limited Partnership. Randall E. Poliner, a director of Intelligent Life, is President of the general partner of Antares. Pursuant to the note, Antares loaned Intelligent Life $1,000,000 at an interest rate of 8%, which was payable on April 9, 1999. The amount borrowed under the note is being used for general corporate purposes. On April 9, 1999, in accordance with the terms of the note, the principal amount plus interest was automatically converted into 6,784 shares of Series B Preferred Stock at a conversion price of $148.40 per share. The fair market value of such shares was $10.80 per share; accordingly we incurred a finance charge of approximately $2,656,000 for the quarter ended March 31, 1999. Each share of Series B Preferred Stock was converted into 50 shares of common stock immediately prior to completion of our initial public offering. The aggregate value of the shares at conversion will be $4,409,600, calculated at the initial public offering price.

     Our Board of Directors has adopted a resolution whereby all future transactions with related parties, including any loans from us to our officers, directors, principal stockholders or affiliates, must be approved by a majority of the Board of Directors, including a majority of the independent and disinterested members of the Board of Directors or a majority of the disinterested stockholders and must be on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     See index on Item 8.

     2.   Financial Statement Schedules

     All financial statement schedules have been omitted since the required information is not material or is included in the financial statements or notes thereto.

(c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

   Exhibit
   -------
   Number                          Description
   ------      -----------------------------------------------------------------
    3.1*       Amended and Restated Articles of Incorporation of the Company.

    3.2*       Restated Bylaws of the Company.

    4.1* See exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated
               Bylaws of the Company defining rights of the holders of common stock of the Company.

    4.2*       Specimen Stock Certificate

   10.1*       Lease Agreement dated May 1, 1994, between Intelligent Life
               Corporation and Bombay Holdings, Inc. as amended.

   10.2*       Lease Agreement dated October 6, 1997, between Intelligent Life
               Corporation and Bombay Holdings, Inc.

   10.3*       Lease Agreement dated January 31, 1999, between Intelligent Life
               Corporation and Bombay Holdings, Inc.

   10.4*       Professional Employer Agreement dated February 25, 1999, between
               Intelligent Life Corporation and Viacom Human Resources, Inc.

   10.5*       Intelligent Life Corporation 1997 Equity Compensation Plan.

   10.6*       Intelligent Life Corporation 1999 Equity Compensation Plan.

   10.7*       Form of Stock Option Agreement under the 1997 Equity Compensation
               Plan.

   10.8*       Promisory Note, dated March 9, 1999, executed by Intelligent Life
               Corporation and payable to Antares Capital Fund II Limited
               Partnership.

   10.9*       Cancellation and Stock Repurchase Agreement, dated as of March
               10, 1999, by Intelligent Life Corporation in favor of William P.
               Anderson, III.

   10.10* Agreement of Cancellation and Release, dated as of March 10, 1999, between Intelligent Life Corporation and William P. Anderson,
               III.

   10.11*      Incentive Stock Option Grant Agreement, dated as of March 10,
               1999, between Intelligent Life Corporation and William P.
               Anderson, III.

   10.12* Executive Employment Agreement, dated as of March 10, 1999, between Intelligent Life Corporation and William P. Anderson,
               III.

   23.1        Consent of KPMG LLP
   23.2        Consent of Thomas & Clough Co., P.A.

   27          Financial Data Schedule

___________________
* Incorporated by reference to Exhibits filed in response to Item 16(a), "Exhibits" of the Company's Registration Statement on Form S-1 (File No. 333-74291) declared effective on May 13, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INTELLIGENT LIFE CORPORATION


                                    By:  /s/ William P. Anderson, III
                                         -------------------------------------
                                         William P. Anderson, III
                                         President and Chief Executive Officer
                                         (Principal Executive Officer) and
                                         Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                     Title                        Date


/s/ William P. Anderson, III  President, Chief Executive         July 9, 1999
----------------------------  Officer; Director (Principal
William P. Anderson, III      Executive Officer)


/s/ Peter W. Minford          Senior Vice President -            July 9, 1999
----------------------------  Administration and Chief
Peter W. Minford              Financial Officer


/s/ Robert J. DeFranco        Vice President-Finance and         July 9, 1999
----------------------------  Chief Accounting Officer
Robert J. DeFranco


/s/ Bruns H. Grayson          Director                           July 9, 1999
----------------------------
Bruns H. Grayson


/s/ Peter C. Morse            Director                           July 9, 1999
----------------------------
Peter C. Morse


/s/ Robert P. O'Block         Director                           July 9, 1999
----------------------------
Robert P. O'Block


/s/ Randall E. Poliner        Director                           July 9, 1999
----------------------------
Randall E. Poliner