Form 10-Q
period 1999-06-30
INTELLIGENT LIFE CORP
filed 1999-08-11
CIK 1080866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[Mark One]
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

                                       OR


   o           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-25681


                          INTELLIGENT LIFE CORPORATION
             (Exact name of registrant as specified in Its charter)


                       Florida                                                                   65-0423422
(State or other Jurisdiction of incorporation or  organization)                     (I.R.S. Employer Identification No.)

            11811 U.S. Highway One, Suite 101                                                        33408
                North Palm Beach, Florida                                                          (Zip Code)
        (Address of principal executive offices)

       Registrant's telephone number, including area code: (561) 627-7330

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No o

The number of shares of the issuer's class of capital stock as of July 31, 1999, the latest practicable date, is as follows: 13,440,988 shares of Common Stock, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         Intelligent Life Corporation
       Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999
                                     Index


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED):

         Condensed Balance Sheets at June 30, 1999 and
           December 31, 1998...........................................

         Condensed Statements of Operations for the three and
           six months ended June 30, 1999 and 1998.....................

         Condensed Statements of Redeemable Stock and
           Stockholders' Equity (Deficit) .............................

         Condensed Statements of Cash Flows for the three and
           six months ended June 30, 1999 and 1998.....................

         Notes to Condensed Financial Statements.......................

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................

Item 2.  Changes in Securities and Use of Proceeds.....................

Item 3.  Defaults Upon Senior Securities...............................

Item 4.  Submission of Matters to a Vote of Security Holders...........

Item 5.  Other Information.............................................

Item 6.  Exhibits and Reports on Form 8-K..............................

Signatures.............................................................

Intelligent Life Corporation
Condensed Balance Sheets


                                                                                            June 30,
                                                                                              1999              December 31,
                                                                                          (Unaudited)               1998
                                                                                       ------------------  ----------------------
                     Assets

Cash and cash equivalents                                                                 $ 39,397,886             $  1,633,100
Accounts receivable, net of allowance for doubtful
  accounts of $50,000 and $24,847 at June 30, 1998 and
  December 31, 1998, respectively                                                            1,040,888                  538,536

Other current assets                                                                           750,711                  109,488
                                                                                          ------------            -------------

    Total current assets                                                                     41,189,485               2,281,124

Furniture, fixtures and equipment, net                                                        1,328,461                 813,659

Intangible assets, net of accumulated amortization of $161,822 and
  $152,976 at June 30, 1999 and December 31, 1998, respectively                                  83,498                   4,569
                                                                                          ------------            -------------

    Total assets                                                                           $ 42,601,444            $  3,099,352
                                                                                           ============            ============

    Liabilities, Redeemable Stock and Stockholders' Equity (Deficit)

Liabilities:
  Accounts payable                                                                         $  1,514,697            $    308,667
  Accrued stock compensation expense                                                            488,072                       -
  Other accrued expenses                                                                        995,729                 588,212
  Deferred revenue                                                                              554,203                 612,660
  Current portion of obligations under capital leases                                           201,857                 113,405
  Other current liabilities                                                                     109,644                       -
                                                                                           ------------            ------------
    Total current liabilities                                                                 3,864,202               1,622,944

Obligations under capital leases, long-term                                                     353,744                 263,009
                                                                                           ------------            ------------
    Total liabilities                                                                         4,217,946               1,885,953
                                                                                           ------------            ------------

Commitments and contingencies

Redeemable Convertible Series A preferred stock, noncumulative, par value $.01 per share, liquidation value $65 per share, stated
  at redemption value -- 90,000 shares authorized; no shares issued or outstanding at June 30, 1999 and 89,612 shares issued and
  outstanding at December 31, 1998                                                                     -              10,215,768

Redeemable Convertible Series B preferred stock, noncumulative, par value $.01 per share, liquidation value $114 per share, stated at redemption value -- 30,000 shares authorized; no shares issued or outstanding at June 30, 1999 and 17,575 shares issued and outstanding at
  December 31, 1998                                                                                    -               1,982,535

Redeemable Common Stock:
  Redeemable common stock, par value $.01 per share, redemption value $0.52 per share -- no shares issued or outstanding at June 30, 1999 and
    454,170 shares issued and outstanding at December 31, 1998                                         -                 236,168

  Loan receivable for redeemable common stock                                                          -                (236,168)

Stockholders' equity (deficit):
  Preferred stock, 10,000,000 shares authorized and undesignated                                       -                       -
  Common stock, par value $.01 per share -- 100,000,000 shares authorized; 13,440,988 and 4,053,200 shares issued and outstanding
    at June 30, 1999 and December 31, 1998, respectively                                         134,410                  40,532
  Additional paid in capital                                                                  58,960,331                       -
  Unamortized stock compensation expense                                                         (15,000)               (280,690)
  Accumulated deficit                                                                        (20,696,243)            (10,744,746)
                                                                                            ------------            ------------
    Total stockholders' equity (deficit)                                                      38,383,498             (10,984,904)
                                                                                            ------------            ------------

    Total liabilities stockholders' equity (deficit)                                        $ 42,601,444            $  3,099,352
                                                                                            ============            ============

See accompanying notes to condensed financial statements.

Intelligent Life Corporation
Condensed Statements of Operations
(Unaudited)

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                                  1999          1998            1999            1998
                                              ------------  ------------    -------------   ------------
Revenue:
    Online publishing                         $ 1,925,849   $   445,359      $  3,295,685    $   773,567
    Print publishing and licensing                886,104       757,322         1,742,536      1,378,770
                                              -----------   -----------      ------------    -----------
        Total revenue                           2,811,953     1,202,681         5,038,221      2,152,337
                                              -----------   -----------      ------------    -----------

Cost of operations:
    Online publishing                             944,837       331,372         1,616,998        541,348
    Print publishing and licensing                608,414       468,253         1,190,970      1,004,267
    Sales                                         771,982       409,245         1,283,392        547,219
    Marketing                                   1,986,675        79,536         2,700,755        126,107
    Product research                              658,816       436,521         1,227,978        722,730
    General and administrative expenses         1,161,509       546,383         1,738,107        968,301
    Depreciation and amortization                 105,210        21,039           176,535         42,828
    Noncash stock based compensation              711,085        88,563         2,618,867         88,563
                                              -----------   -----------      ------------    -----------
                                                6,948,528     2,380,912        12,553,602      4,041,363
                                              -----------   -----------      ------------    -----------
        Loss from operations                   (4,136,575)   (1,178,231)       (7,515,381)    (1,889,026)
                                              -----------   -----------      ------------    -----------
Other income (expense):
    Interest income                               232,704         8,939           249,450         17,081
    Interest expense                              (24,627)       (6,154)          (40,023)        (6,216)
    Noncash financing charge                           -             -         (2,656,000)            -
    Other                                           4,325            -             10,457             -
                                              -----------   -----------      ------------    -----------
        Other income (expense), net               212,402         2,785        (2,436,116)        10,865
                                              -----------   -----------      ------------    -----------
    Loss before income taxes                   (3,924,173)   (1,175,446)       (9,951,497)    (1,878,161)

Income taxes                                           -             -                 -              -
                                              -----------   -----------      ------------    -----------
        Net loss                              $(3,924,173)  $(1,175,446)     $ (9,951,497)   $(1,878,161)

Accretion of Convertible Series A and
 Series B preferred stock to redemption
 value                                           (429,000)           -         (2,281,000)            -
                                              -----------   -----------      ------------    -----------
Net loss applicable to common stock           $(4,353,173)  $(1,175,446)     $(12,232,497)   $(1,878,161)
                                              ===========   ===========      ============    ===========
Basic and diluted net loss per share          $     (0.47)   $    (0.31)     $      (1.84)   $     (0.49)
                                              ===========   ===========      ============    ===========
Weighted average shares outstanding used
 in basic and diluted per-share
 calculation                                    9,195,503     3,846,200         6,661,558      3,846,200
                                              ===========   ===========      ============    ===========

See accompanying notes to condensed financial statements.

Intelligent Life Corporation
Condensed Statements of Redeemable Stock and Stockholders' Equity (Deficit) (Unaudited)

                                      Redeemable             Redeemable
                                  Convertible Series A   Convertible Series B   Redeemable Common Stock    Convertible Series A
                                    Preferred Stock        Preferred Stock                        Note        Preferred Stock
                                   Shares      Amount     Shares      Amount   Shares  Amount  Receivable   Shares       Amount
                                   ------      ------     ------      ------   ------  ------  ----------   ------       ------
Balances, June 30, 1998                -   $       -          -    $       -   454,170 $236,168 $(236,168)   89,612    $5,777,627

  Issuance of common stock             -           -          -            -        -        -          -         -             -

  Compensation expense related
   to common stock grants              -           -          -            -        -        -          -         -             -

  Issuance of preferred stock,
   net of issuance costs               -           -      17,575   1,982,535        -        -          -         -             -

  Conversion of nonredeemable
   convertible Series A
   preferred stock to redeemable  89,612  10,215,768           -           -        -        -          -   (89,612)   (5,777,627)

  Net loss for the period              -           -           -           -        -        -          -         -             -
                                 ------- -----------     -------   ---------  -------  -------    -------   -------    ----------
Balances, December 31, 1998       89,612  10,215,768      17,575   1,982,535  454,170  236,168   (236,168)        -             -

  Accretion of Series A and
   Series B preferred stock
   to redemption value                 -   1,908,000           -     373,000        -        -          -         -             -

  Conversion of Series A and
   Series B preferred
   stock to common stock         (89,612)(12,123,768)    (17,575) (2,355,535)       -        -          -         -             -

Issuance and conversion of
 promissory note to Series B
 preferred stock and conversion
 of Series B preferred stock to
 common stock including finance
 charge for beneficial conversion
 feature on the promissory note
 of $2,656,000                         -           -           -           -        -        -          -         -             -

Forgiveness of note receivable
 for redeemable common stock,
 reclassification of redeemable
 common stock to common stock,
 cancellation of the put right
 associated with such shares and
 reacquisition of forfeited
 shares, including associated
 compensation charge                   -           -           -           - (454,170)(236,168)   236,168         -             -

Initial public offering of
 common stock                          -           -           -           -        -        -          -         -             -

Compensation relating to stock
 grants                                -           -           -           -        -        -          -         -             -

  Net loss for the period              -           -           -           -        -        -          -         -             -
                                 ------- -----------     -------   ---------  -------  -------    -------   -------    ----------
Balances, June 30, 1999                - $         -           -   $       -        -  $     -    $     -         -    $        -
                                 ======= ===========     =======   =========  =======  =======    =======   =======    ==========

                                                                       Unamortized                        Total
                                                         Additional       Stock                       Stockholders'
                                     Common Stock         Paid in      Compensation    Accumulated       Equity
                                  Shares     Amount       Capital        Expense         Deficit        (Deficit)
                                  ------     ------       -------        -------         -------         -------
Balances, June 30, 1998           3,846,200   $38,462      $354,253      $(265,690)     $(5,247,570)       $657,082

  Issuance of common stock          207,000     2,070       266,930       (269,000)               -               -

  Compensation expense related
   to common stock grants                 -         -       415,000        254,000                -         669,000

  Issuance of preferred stock,
   net of issuance costs                  -         -             -              -                -               -

  Conversion of nonredeemable
   convertible Series A
   preferred stock to redeemable          -         -    (1,036,183)             -       (3,401,958)    (10,215,768)

  Net loss for the period                 -         -             -              -       (2,095,218)     (2,095,218)
                                 ----------   -------    ----------       --------      -----------     -----------
Balances, December 31, 1998       4,053,200    40,532             -       (280,690)     (10,744,746)    (10,984,904)

  Accretion of Series A and
   Series B preferred stock
   to redemption value                    -         -    (2,281,000)             -                -      (2,281,000)

  Conversion of Series A and
   Series B preferred
   stock to common stock          5,359,350    53,593    14,425,710              -                -      14,479,303

Issuance and conversion of
 promissory note to Series B
 preferred stock and conversion
 of Series B preferred stock to
 common stock including finance
 charge for beneficial conversion
 feature on the promissory note
 of $2,656,000                      339,200     3,392     3,659,608              -                -       3,663,000

Forgiveness of note receivable
 for redeemable common stock,
 reclassification of redeemable
 common stock to common stock,
 cancellation of the put right
 associated with such shares and
 reacquisition of forfeited
 shares, including associated
 compensation charge                189,238     1,893     1,890,417        220,690                -       2,113,000

Initial public offering of
 common stock                     3,500,000    35,000    41,265,596              -                -      41,300,596

Compensation relating to stock
 grants                                   -         -             -         45,000                -          45,000

  Net loss for the period                 -         -             -              -       (9,951,497)     (9,951,497)
                                 ----------  --------   -----------       --------     ------------     -----------
Balances, June 30, 1999          13,440,988  $134,410   $58,960,331       $(15,000)    $(20,696,243)    $38,383,498
                                 ==========  ========   ===========       ========     ============     ===========

See accompanying notes to condensed financial statements.

Intelligent Life Corporation
Condensed Statements of Cash Flows
(Unaudited)
                                                                      Three Months Ended                Six Months Ended
                                                                            June 30,                         June 30,
                                                                     1999            1998            1999           1998
                                                                ------------    ------------     -----------     ------------

Cash flows from operating activities:
Net loss                                                        $(3,924,173)    $(1,175,446)     $(9,951,497)    $(1,878,161)
Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                   105,210          21,039          176,535          42,828
    Noncash stock compensation                                      711,085          88,563        2,618,867          88,563
    Noncash financing charge                                              -               -        2,656,000               -
    Changes in operating assets and
    liabilities:
        (Increase) decrease in accounts receivable                 (384,021)       (117,023)        (502,352)        (37,224)
        (Increase) decrease in deferred initial
        public offering costs                                      (708,757)              -       (1,014,369)              -
        (Increase) decrease in other current assets                (671,472)        (23,398)        (662,298)        (25,243)
        Increase (decrease) in accounts payable
        and accrued expenses                                        822,233         157,123        1,649,799         159,855
        Increase (decrease) in other current liabilities            109,644               -          109,644               -
        Increase (decrease) in deferred revenue                      74,510          94,272          (58,457)        100,784
                                                               ------------     -----------      -----------     -----------
            Total adjustments                                        58,432         220,576        4,973,369         329,563
                                                               ------------     -----------      -----------     -----------
            Net cash used in operating activities                (3,865,741)       (954,870)      (4,978,128)     (1,548,598)
                                                               ------------     -----------      -----------     -----------

Cash flows used in investing activities:
    Purchases of equipment                                         (277,738)        (19,596)        (370,219)       (131,423)
    Acquisitions, net of cash acquired                                    -               -          (66,700)              -
                                                               ------------     -----------      -----------     -----------
            Net cash used in investing activities                  (277,738)        (19,596)        (436,919)       (131,423)
                                                               ------------     -----------      -----------     -----------
Cash flows from financing activities:
    Loans from stockholders                                               -         484,257        1,000,000         484,257
    Principal payments on capital lease obligations                 (41,715)              -         (135,167)              -
    Proceeds from issuance of preferred stock, net                        -         992,854                -         992,854
    Proceeds from issuance of common stock, net                  42,315,000               -       42,315,000               -
                                                               ------------     -----------      -----------     -----------
            Net cash provided  by financing activities           42,273,285       1,477,111       43,179,833       1,477,111
                                                               ------------     -----------      -----------     -----------
            Net increase (decrease) in cash and cash
            equivalents                                          38,129,806         502,645       37,764,786        (202,910)

Cash and equivalents, beginning of period                         1,268,080         407,782        1,633,100       1,113,337
                                                               ------------     -----------      -----------     -----------

Cash and equivalents, end of period                            $ 39,397,886     $   910,427      $39,397,886     $   910,427
                                                               ============     ===========      ===========     ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                       $     24,627     $     6,154      $    40,023     $     6,216
                                                               ============     ===========      ===========     ===========

Supplemental schedule of noncash investing
    and finance activities:
    Equipment acquired under capital leases                    $     66,000     $    18,000      $   314,000     $    18,000
                                                               ============     ===========      ===========     ===========
    Stockholder loans contributed to capital
    for preferred stock                                        $          -     $   500,000      $         -     $   500,000
                                                               ============     ===========      ===========     ===========

    Accretion of Series A and Series B
    preferred stock to redemption value                        $    429,000     $         -      $ 2,281,000               -
                                                               ============     ===========      ===========     ===========

See accompanying notes to condensed financial statements.

                         INTELLIGENT LIFE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

     The Company

   Intelligent Life Corporation (the "Company") is an online financial publisher employing a staff of more than 80 editors and researchers. The Company creates original content for its personal finance web sites bankrate.com, theWhiz.com, consejero.com and CPNet.com. Bankrate.com provides consumers with independent, objective research on banking and credit products including mortgages, home equity loans and credit cards. In addition, this information is published on co-branded Internet web sites through more than 70 distribution partners including Yahoo!, CNNfn, SmartMoney and AOL. The Company's original research is also distributed through major national and local publications. TheWhiz.com is a web site designed for the financial novice where we offer free, easy to understand personal finance information and information on various consumer financial products. Our writers cover topics that include investing, real estate, credit, taxes and insurance. Consejero.com is a comprehensive personal finance web site in the Spanish language providing consumers with information about home buying and financing, credit cards, savings, online banking and investing and other financial topics. The site also offers users a secure site to interact, transact and learn more about the financial options available to them. CPNet.com is an advertising network of online college newspapers from across the country and features an online directory of college newspapers and editorial content written specifically for students. The Company is organized under the laws of the state of Florida.

     Basis of Presentation

   The unaudited interim condensed financial statements for the three and six months ended June 30, 1999 and 1998, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1999, and the results of its operations and its cash flows for the three and six months ended June 30, 1999 and 1998, respectively. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the expected results for the full year or any future period.

   In April 1999, the Company amended and restated its articles of incorporation to authorize 100,000,000 shares of $.01 par value common stock, 90,000 shares of $.01 par value Series A convertible preferred stock and 30,000 shares of $.01 par value Series B convertible preferred stock.

   On April 9, 1999, the Company authorized and executed a five to one stock split, effected as a stock dividend, of each issued and outstanding share of common stock. The information in the accompanying unaudited condensed financial statements has been retroactively restated to reflect the effect of this stock dividend.

   On April 12, 1999, the Company's Board of Directors approved changing the Company's fiscal year-end from June 30 to December 31.

   On May 13, 1999 the Company completed an initial public offering ("IPO") of 3,500,000 shares of the Company's common stock resulting in net proceeds of approximately $41.3 million. Upon closing of the IPO, both classes of outstanding redeemable convertible preferred stock converted to common stock at 50 shares of common stock for each share of redeemable convertible preferred stock. Additionally, upon the

                          INTELLIGENT LIFE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

effective date of the IPO, the Company's articles of incorporation were further amended and restated to among other matters, designate 10 million shares of preferred stock with respect to which the Board will have the authority to designate rights and privileges.

   The unuaudited condensed financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company's Form S-1 registration statement, as amended, filed with the Securities and Exchange Commission in connection with the Company's IPO, as well as the audited financial statements included in the Company's transition report for the six months ended December 31, 1998 filed with the Securities and Exchange Commission on Form 10-K.

     Net Loss Per Share

   Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is also computed using the weighted average number of common shares outstanding during the period. Common stock equivalents consisting of stock options have been excluded from the computation as their effect is anti-dilutive.

NOTE 2 -- STOCK OPTION PLANS

     1997 Equity Compensation Plan

   In January 1999, the Company amended the 1997 Equity Compensation Plan (the "1997 Plan") to increase the number of shares of common stock authorized for issuance under the plan to 1,500,000 shares. On March 2 and March 12, 1999 the Company granted 201,720 and 5,000 options, respectively, under the 1997 Plan to purchase common stock at $2.97 per share. The options vest over a 48 month period and, accordingly, the Company will recognize compensation expense of approximately $1,620,000 ratably over the vesting period. Effective with the IPO, the Company granted 472,500 options under the 1997 Plan to purchase common stock at the IPO price which vest over a 48 month period. In June 1999, 20,000 options were granted to purchase common stock at fair market value on the date of grant which vest over a 48 month period. Additionally, in July 1999, 40,000 options were granted to purchase common stock at the fair market value on the date of grant which vest over a 48 month period.

   On April 12, 1999, the Board approved an option plan for outside directors of the Company. Under this plan, 80,000 options were granted on May 13, 1999 to purchase common stock at $13.00 per share. The options vest over 48 months and expire 10 years from date of grant, unless prohibited by the 1997 Plan. Under a currently proposed Financial Accounting Series Interpretation of APB Opinion No. 25, Accounting for Certain Transactions Involving Stock Compensation, the Company would recognize compensation expense of $800,000, or $50,000 per quarter, ratably over the vesting period. No such compensation expense has been recorded as the effects of applying this proposed Interpretation would be recognized on a prospective basis from the effective date of the Interpretation. Additionally, each outside director will receive an annual stock option grant of 5,000 shares at the beginning of each calendar year. These options will vest one year from date of grant and will expire 10 years from date of grant, unless prohibited by the 1997 Plan. Options granted under these programs will expire immediately upon the director's departure from the Company's board.

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

NOTE 3 -- LOAN FROM STOCKHOLDER

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

NOTE 4 -- REDEEMABLE COMMON STOCK

   In March 1998, the Company entered into a restricted stock grant agreement with the Officer that provided for the issuance of restricted stock to the Officer in accordance with the 1997 Equity Compensation Plan. Under the terms of this agreement, 454,170 shares of common stock were issued to the Officer for $236,168, which was paid by an interest-bearing promissory note from the Officer. Restriction on such shares lapsed as follows: 113,450 shares on July 1, 1998, and 9,460 shares on the first day of each month starting August 1, 1998 and ending July 1, 2001. The Officer had a put right which required the Company to repurchase shares at the same price paid for the shares including interest. In accordance with Emerging Issues Task Force 95-16, this arrangement is being accounted for as a variable plan which requires increases or decreases in stock based compensation expense based on increases or decreases in the Company's fair market value. On March 10, 1999 the note receivable was forgiven, the unvested shares (264,932) were reacquired by the Company, the Officer's put right was cancelled and the remaining 189,238 shares of redeemable common stock were reclassified to common stock and vested immediately. Accordingly, fixed option accounting treatment was established on this date and a compensation charge of approximately $2,113,000 was recorded.

NOTE 5 -- ACQUISITION

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

NOTE 6 -- SEGMENT INFORMATION

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

   Although no one customer accounted for greater than 10% of total revenues for the three and six months ended June 30, 1999 and 1998, the five largest customers accounted for approximately 17% and 15%, and 11% and 11%, respectively, of total revenues for the three and six months ended June 30, 1999 and 1998.

                          INTELLIGENT LIFE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


   Summarized segment information as of June 30, 1999 and 1998, and for the three and six months ended June 30, 1999 and 1998 is presented below.

                                                                                Print
                                                         Online               Publishing
                                                      Publishing           and Licensing             Other             Total
                                                    ---------------       ----------------      ----------------  ----------------
Six Months Ended June 30,1999:

Revenue                                                $ 3,295,685             $1,742,536           $         -       $ 5,038,221
Direct costs of operations                               1,616,998              1,190,970                     -         2,807,968
Sales and marketing                                      3,895,516                      -                88,631         3,984,147
Product research                                           923,630                304,348                     -         1,227,978
General and administrative expenses                      1,136,959                601,148                     -         1,738,107
Depreciation and amortization                              123,575                 52,961                     -           176,535
Noncash stock based compensation                                 -                      -             2,618,867         2,618,867
Noncash financing charge                                         -                      -             2,656,000         2,656,000
Other income (expense), net                                      -                      -               219,884           219,884
Net loss                                                (4,400,993)              (407,890)           (5,143,614)       (9,951,497)
Total assets                                             2,444,970                758,588            39,397,886        42,601,444

Six Months Ended June 30,1998:

Revenue                                                $   773,567             $1,378,770           $         -       $ 2,152,337
Direct costs of operations                                 541,348              1,004,267                     -         1,545,615
Sales and marketing                                        655,176                  1,742                16,408           673,326
Product research                                           259,755                462,975                     -           722,730
General and administrative expenses                        348,015                620,286                     -           968,301
Depreciation and amortization                               29,980                 12,848                     -            42,828
Noncash stock based compensation                                 -                      -                88,563            88,563
Noncash financing charge                                         -                      -                     -                 -
Other income (expense), net                                      -                      -                10,865            10,865
Net loss                                                (1,068,696)              (723,348)                2,446        (1,878,161)
Total assets                                               825,881                284,936                     -         1,110,817

                          INTELLIGENT LIFE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                               Print
                                                        Online              Publishing
                                                      Publishing           and Licensing             Other             Total
                                                    ---------------       ----------------      ----------------  ----------------
Three Months Ended June 30,1999:

Revenue                                                $ 1,925,849              $ 886,104           $         -       $ 2,811,953
Direct costs of operations                                 944,837                608,414                     -         1,553,251
Sales and marketing                                      2,700,755                      -                57,902         2,758,657
Product research                                           498,022                160,794                     -           658,816
General and administrative expenses                        781,175                379,334                     -         1,161,509
Depreciation and amortization                               73,646                 31,564                     -           105,210
Noncash stock based compensation                                 -                      -               711,085           711,085
Noncash financing charge                                         -                      -                     -                 -
Other income (expense), net                                      -                      -               212,402           212,402
Net loss                                                (3,073,587)              (294,001)             (556,585)       (3,924,173)
Total assets                                             2,444,970                758,588            39,397,886        42,601,444

Three Months Ended June 30,1998:

Revenue                                                $   445,359              $ 757,322           $         -       $ 1,202,681
Direct costs of operations                                 331,372                468,253                     -           799,625
Sales and marketing                                        480,792                      -                 7,989           488,781
Product research                                           160,839                275,682                     -           436,521
General and administrative expenses                        202,197                344,186                     -           546,383
Depreciation and amortization                               14,727                  6,311                     -            21,039
Noncash stock based compensation                                 -                      -                88,563            88,563
Noncash financing charge                                         -                      -                     -                 -
Other income (expense), net                                      -                      -                 2,785             2,785
Net loss                                                  (744,568)              (337,110)              (93,767)       (1,175,446)
Total assets                                               825,881                284,936                     -         1,110,817



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

Overview

   Intelligent Life Corporation is an online financial publisher employing a staff of more than 80 editors and researchers. The Company creates original content for its personal finance web sites bankrate.com, theWhiz.com, consejero.com and CPNet.com. Bankrate.com provides consumers with independent, objective research on banking and credit products including mortgages, home equity loans and credit cards. In addition, this information is published on co-branded Internet web sites through more than 70 distribution partners including Yahoo!, CNNfn, SmartMoney and AOL. The Company's original research is also distributed through major national and local publications. TheWhiz.com is a web site designed for the financial novice where we offer free, easy to understand personal finance information and information on various consumer financial products. Our writers cover topics that include investing, real estate, credit, taxes and insurance. Consejero.com is a comprehensive personal finance web site in the Spanish language providing consumers with information about home buying and financing, credit cards, savings, online banking and investing and other financial topics. The site also offers users a secure site to interact, transact and learn more about the financial options available to them. CPNet.com is an advertising network of online college newspapers from across the country and features an online directory of college newspapers and editorial content written specifically for students.

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

   In order to focus on our online activities, we have reduced the number of print newsletters we publish from five to three and eliminated active marketing of our print publications. We have also ceased marketing Consumer Mortgage Guide as a separate product. We now provide this product to newspapers as part of a broader relationship that is primarily directed toward online activities.

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

   We have incurred net losses in each of our last three fiscal years and had a net loss for the six months ended June 30, 1999 of approximately $9,951,000. We had an accumulated deficit of approximately $20,696,000 as of June 30, 1999. We also have a limited history of operations in the rapidly evolving online business environment and have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results should not be relied on as an indication of our future performance. We anticipate that we will incur operating losses and negative cash flows in the foreseeable future due to high levels of planned expenditures to enhance our services, develop new content, build brand awareness through marketing campaigns and hire personnel to support our growth. We may also incur significant additional costs related to the acquisition of businesses or technologies to respond to the constant change in our industry. These costs could have an adverse impact on our future financial condition and results of operations.

Results of Operations

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenue

   Total revenue for the six months ended June 30, 1999 of $5,038,221 increased $2,885,884, or 134%, over the comparable period in 1998. Online publishing revenue increased $2,522,118, or 326%, to $3,295,685 and represented 65% of total revenue compared to 36% in 1998. These increases were due to higher levels of advertising sales and higher advertising rates facilitated by an increase in advertising inventory resulting from an increase in the number of distribution partners and higher overall site traffic. Print publishing and licensing revenue increased $363,766, or 26%, to $1,742,536 due primarily to a $454,296, or 56%, increase in Consumer Mortgage Guide revenues. This increase was a result of an increased sales effort, higher rates charged per unit sale and an increase in the number of advertisers.

   In June 1999, we were advised by Quicken.com that it would not be renewing its distribution agreement with us. Quicken.com accounted for approximately 7% of our total site traffic during the six months ended June 30, 1999. Management does not believe that the loss of this distribution partner will have a material adverse impact on future results of operations.

Cost of Operations

   Online publishing costs increased 199% to $1,616,998 for the six months ended June 30, 1999 from $541,348 in the comparable period in 1998. This $1,075,650 increase was due to higher advertising costs, expenses incurred in promoting and staffing theWhiz.com and Consejero.com, increases in revenue sharing obligations and higher personnel costs.

   Print publishing and licensing costs increased 19% to $1,190,970 during the six months ended June 30, 1999 from $1,004,267 in 1998, due primarily to higher revenue sharing payments to newspapers based on higher levels of revenue.

   Sales costs for the six months ended June 30, 1999 were $736,173, or 135%, higher than 1998 due to higher human resource costs as a result of a doubling of the sales force for sales staff, lead generators and telemarketers, and the opening of the Northern California and Chicago sales offices.

   Marketing expenses of $2,700,755 for the six months ended June 30, 1999 were $2,574,648 higher than in 1998 primarily due to online advertising monies spent for bankrate.com, theWhiz.com and Consejero.com with the goal of driving more online traffic to our web sites.

   Product research costs increased $505,248, or 70%, for the six months ended June 30, 1999 compared to 1998 due to higher personnel expenses to support the growth in hyperlinked advertisers, Consumer Mortgage Guide advertisers, new editorial newspaper tables and an expanded number of markets to support additional advertisements and co-branding. Additionally, quality control personnel have been added to lend support to this growth.

   General and administrative expenses of $1,738,107 for the six months ended June 30, 1999 were $769,806, or 80%, higher than the comparable period in 1998 due primarily to higher human resource costs, facilities and professional services expenses supporting the growth in the business.

   Depreciation and amortization of $176,535 for the six months ended June 30, 1999 was $133,707, or 312%, higher compared to 1998 due to purchases of software, computer equipment and components.

   Noncash stock based compensation expense of $2,618,867 was recorded in the six month period ended June 30, 1999 compared to $88,563 in the same period in 1998. Approximately $2,113,000 was recorded when a note receivable for a restricted stock grant to our President was forgiven, the unvested shares under the grant (264,932) were reacquired by us, the associated put right was cancelled and 189,238 shares of redeemable common stock were reclassified to common stock. Approximately $446,000 was recorded for options granted under the 1997 and 1999 Equity Compensation Plans during the six months ended June 30, 1999 and in prior years.

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

   Interest income of $249,450 for the six months ended June 30, 1999 was up from $17,081 in the comparable 1998 period due to investing the proceeds from our initial public offering in short-term, interest bearing instruments. Interest expense was up $33,807 over the comparable period in 1998 due to the increase in debt associated with equipment under capital leases.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenue

   Total revenue for the three months ended June 30, 1999 of $2,811,953 increased $1,609,272, or 134%, over the comparable period in 1998. Online publishing revenue increased $1,480,490, or 332%, to $1,925,849 and represented 68% of total revenue compared to 37% in 1998. These increases were due to higher levels of advertising sales and higher advertising rates resulting from the continuing increases in advertising inventory facilitated by an increase in the number of distribution partners and higher overall site traffic. Print publishing and licensing revenue increased $128,782, or 17%, to $886,104 due primarily to a $186,162, or 41%, increase in Consumer Mortgage Guide revenues. This increase was a result of an increased sales effort, higher rates charged per unit sale and an increase in the number of advertisers.

Cost of Operations

   Online publishing costs increased 185% to $944,837 for the three months ended June 30, 1999 from $331,372 in the comparable period in 1998. This $613,465 increase was due to higher advertising costs, expenses incurred in promoting and staffing theWhiz.com and Consejero.com, increases in revenue sharing obligations and higher personnel costs.

   Print publishing and licensing costs increased 30% to $608,414 during the three months ended June 30, 1999 from $468,253 in 1998, due primarily to higher revenue sharing payments to newspapers based on higher levels of revenue.

   Sales costs for the three months ended June 30, 1999 were $771,982, or 89%, higher than 1998 due to higher human resource costs as a result of a doubling of the sales force for sales staff, lead generators and telemarketers, and the opening of the Northern California and Chicago sales offices.

   Marketing expenses of $1,986,675 for the three months ended June 30, 1999 were $1,907,139 higher than in 1998 primarily due to online advertising monies spent for bankrate.com, theWhiz.com and Consejero.com with the goal of driving more online traffic to our web sites.

   Product research costs increased $222,295, or 51%, for the three months ended June 30, 1999 compared to 1998 due to higher personnel expenses to support the growth in hyperlinked advertisers, Consumer Mortgage Guide advertisers, new editorial newspaper tables and an expanded number of markets to support additional advertisements and co-branding. Additionally, quality control personnel have been added to lend support to this growth.

   General and administrative expenses of $1,161,509 for the three months ended June 30, 1999 were $615,126, or 113%, higher than the comparable period in 1998 due primarily to higher human resource costs, facilities and professional services expenses supporting the growth in the business.

   Depreciation and amortization of $105,210 for the three months ended June 30, 1999 was $84,171, or 400%, higher compared to 1998 due to purchases of software, computer equipment and components.

   Noncash stock based compensation expense of $711,085 was recorded in the three month period ended June 30, 1999 compared to $88,563 in the same period in 1998. Approximately $331,000 was recorded in connection with the reclassification of redeemable common stock to common stock. Approximately $335,000 was recorded for options granted under the 1997 and 1999 Equity Compensation Plans during the six months ended June 30, 1999 and in prior years.

   Interest income of $232,704 for the three months ended June 30, 1999 compared to none in the comparable 1998 period due to investing the proceeds from our initial public offering in short-term, interest bearing instruments. Interest expense was up $18,473 over the comparable period in 1998 due to the increase in debt associated with equipment under capital leases.

Liquidity and Capital Resources

   Intelligent Life Corporation has been funded using capital raised from shareholders, and most recently, from the proceeds of our initial public offering. As of June 30, 1999, we had working capital of $37,325,283. Cash used in operating activities of $4,978,128 for the six months ended June 30, 1999 was $3,429,530 higher than in the comparable period in 1998 and was primarily for funding operating losses due to the continued expansion of our online publishing efforts through personnel acquisitions and marketing expenditures. Additionally, we funded approximately $1,014,000 of costs related to our initial public offering of common stock during the six months ended June 30, 1999.

   Cash used in investing activities was primarily for the purchase of computer and office equipment and furniture. Additionally, during the six months ended June 30, 1999, cash was used to acquire CPNet.com and certain other intellectual property rights.

   Net cash provided from financing activities consisted of a $1,000,000 convertible promissory note to one of the Series B preferred stockholders which was subsequently converted to shares of Series B preferred stock and ultimately into common stock in connection with the initial public offering, as well as the net cash proceeds from our initial public offering of $42,315,000. Other financing activities included cash used for payments on capital lease liabilities.

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

   To date, we have spent approximately $500,000 on Year 2000 compliance issues, including the purchase of hardware and the cost of a third-party consultant. Based on our current assessment, we do not anticipate that additional costs associated with the Year 2000 issue will have a material adverse effect on our business. We do not currently anticipate having to develop a contingency plan for handling a Year 2000 problem that is not detected and corrected prior to its occurrence.

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



Part II -- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

   Intelligent Life Corporation is not a party to any material legal proceeding.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-74291) relating to the Company's initial public offering of its common stock, was May 13, 1999. A total of 3,500,000 shares of the Company's common stock were sold to an underwriting syndicate at $13.00 per share. The managing underwriters were ING Baring Furman Selz LLC and Warburg Dillon Read LLC. The initial public offering resulted in gross proceeds of $45,500,000, $3,185,000 of which was applied to the underwriting discount and approximately $1,014,000 of which was applied to related expenses. As a result, the net proceeds of the offering to the Company were approximately $41,301,000. From the date of receipt through June 30, 1999 approximately $1,224,000 of the net proceeds was used for marketing, advertising and promotional expenditures, and the remainder was used for working capital or invested on short-term interest bearing investments. None of the net proceeds of the offering were paid directly or indirectly to any director or officer of the Company or any of their associates, or to any persons owning ten percent or more of the Company's common stock, or to any affiliates of the Company.

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

   (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Intelligent Life Corporation



Dated: August 11, 1999                    By:  /s/ Peter W. Minford
                                          --------------------------------------

                                          Peter W. Minford
                                          Senior Vice President-Administration
                                          and Chief Financial Officer


Dated: August 11, 1999                    By:  /s/ Robert J. DeFranco
                                          --------------------------------------

                                          Robert J. DeFranco
                                          Vice President-Finance
                                          and Chief Accounting Officer


--------------------------------------------------------------------------------