Form 10-Q
period 1999-09-30
INTELLIGENT LIFE CORP
filed 1999-11-15
CIK 1080866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-25681

                          INTELLIGENT LIFE CORPORATION
             (Exact name of registrant as specified in Its charter)


           Florida                                     65-0423422
(State or other Jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

  11811 U.S. Highway One, Suite 101
      North Palm Beach, Florida                          33408
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

The number of shares of the issuer's class of capital stock as of October 31, 1999, the latest practicable date, is as follows: 13,540,988 shares of Common Stock, $.01 par value.

================================================================================

                         Intelligent Life Corporation
    Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999
                                     Index

                                                                                                          PAGE NO.
PART I.    FINANCIAL INFORMATION

Item 1.    INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

           Condensed Consolidated Balance Sheets at September 30, 1999 and
                December 31, 1998 ......................................................................

           Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998 ......................................................

           Condensed Consolidated Statements of Redeemable Stock and
                Stockholders' Equity (Deficit) .........................................................

           Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 1999 and 1998 ......................................................

           Notes to Condensed Consolidated Financial Statements ........................................

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                of Operations ..........................................................................

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ..................................

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ...........................................................................

Item 2.    Changes in Securities and Use of Proceeds ...................................................

Item 3.    Defaults Upon Senior Securities .............................................................

Item 4.    Submission of Matters to a Vote of Security Holders .........................................

Item 5.    Other Information ...........................................................................

Item 6.    Exhibits and Reports on Form 8-K ............................................................

Signatures .............................................................................................


Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

Intelligent Life Corporation and Subsidiary
Condensed Consolidated Balance Sheets

                                                                                                      September 30,
                                                                                                           1999        December 31,
                                                                                                       (Unaudited)         1998
                                                                                                       ------------        ----
          Assets

Cash and cash equivalents                                                                              $ 33,385,568    $  1,633,100
Accounts receivable, net of allowance for doubtful accounts
  of $75,000 and $24,847 at September 30, 1998 and December 31, 1998, respectively                        1,573,244         538,536
Other current assets                                                                                        594,872         109,488
                                                                                                       ------------    ------------
             Total current assets                                                                        35,553,684       2,281,124

Furniture, fixtures and equipment, net                                                                    2,265,363         813,659
Intangible assets, net of accumulated amortization of $368,636 and $152,976
  at September 30, 1999 and December 31, 1998, respectively                                               5,470,166           4,569

Other assets                                                                                              1,330,623            --
                                                                                                       ------------    ------------

             Total assets                                                                              $ 44,619,836    $  3,099,352
                                                                                                       ============    ============

             Liabilities, Redeemable Stock and Stockholders' Equity (Deficit)

Liabilities:
  Accounts payable                                                                                     $  3,513,015    $    308,667
  Accrued stock compensation expense                                                                        824,224            --
  Other accrued expenses                                                                                  3,878,694         588,212
  Deferred revenue                                                                                          700,360         612,660
  Current portion of obligations under capital leases                                                       221,653         113,405
  Other current liabilities                                                                                 255,372            --
                                                                                                       ------------    ------------

             Total current liabilities                                                                    9,393,318       1,622,944

10% Convertible subordinated note payable                                                                 4,350,000            --
Other liabilities                                                                                           394,562         263,009
                                                                                                       ------------    ------------

             Total liabilities                                                                           14,137,880       1,885,953
                                                                                                       ------------    ------------

Commitments and contingencies

Redeemable Convertible Series A preferred stock, noncumulative, par value $.01 per share, liquidation value $65 per share, stated at redemption value -- 90,000 shares authorized; no shares issued or outstanding at September 30, 1999 and 89,612 shares issued and outstanding at
   December 31, 1998                                                                                           --        10,215,768
Redeemable Convertible Series B preferred stock, noncumulative, par value $.01 per share, liquidation value $114 per share, stated at redemption value -- 30,000 shares authorized;
   no shares issued or outstanding at September 30, 1999 and 17,575 shares issued and outstanding at
   December 31, 1998                                                                                           --         1,982,535
Redeemable Common Stock:
     Redeemable common stock, par value $.01 per share, redemption value $0.52 per share --
     no shares issued or outstanding at September 30, 1999 and 454,170 shares issued and outstanding
     at December 31, 1998                                                                                      --           236,168
    Loan receivable for redeemable common stock                                                                --          (236,168)

Stockholders' equity (deficit):
     Preferred stock, 10,000,000 shares authorized and undesignated                                            --              --
     Common stock, par value $.01 per share-- 100,000,000 shares authorized; 13,540,988 and
     4,053,200 shares issued and outstanding at September 30, 1999 and December 31, 1998,
     respectively                                                                                           135,410          40,532
Additional paid in capital                                                                               59,543,111            --
Unamortized stock compensation expense                                                                         --          (280,690)
Accumulated deficit                                                                                     (29,196,565)    (10,744,746)
                                                                                                       ------------    ------------
             Total stockholders' equity (deficit)                                                        30,481,956     (10,984,904)
                                                                                                       ------------    ------------
             Total liabilities stockholders' equity (deficit)                                          $ 44,619,836    $  3,099,352
                                                                                                       ============    ============

See accompanying notes to condensed consolidated financial statements.

                  Intelligent Life Corporation and Subsidiary
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30,                        September 30,
                                                                  1999               1998               1999               1998
                                                                  ----               ----               ----               ----
Revenue:
     Online publishing                                        $  2,416,785        $   816,813       $  5,712,470       $  1,590,380
     Print publishing and licensing                                880,052            765,900          2,622,588          2,144,670
     Other                                                          36,433               --               36,433               --
                                                              ------------        -----------       ------------       ------------
                 Total revenue                                   3,333,270          1,582,713          8,371,491          3,735,050

Cost of operations:
     Online publishing                                           1,235,266            458,241          2,852,264            999,589
     Print publishing and licensing                                584,720            495,130          1,775,690          1,499,397
     Sales                                                         748,537            441,516          2,031,929            988,735
     Marketing                                                   6,273,795             48,871          8,974,550            174,978
     Product research                                              810,058            434,644          2,038,036          1,157,374
     General and administrative expenses                         1,858,071            426,309          3,596,178          1,394,610
     Depreciation and amortization                                 177,122             42,653            353,657             85,481
     Goodwill amortization                                         197,988               --              197,988               --
     Noncash stock based compensation                              351,152            408,277          2,970,019            496,840
                                                              ------------        -----------       ------------       ------------
                                                                12,236,709          2,755,641         24,790,311          6,797,004
                                                              ------------        -----------       ------------       ------------
                 Loss from operations                           (8,903,439)        (1,172,928)       (16,418,820)        (3,061,954)
                                                              ------------        -----------       ------------       ------------

Other income (expense):
     Interest income                                               465,626              8,464            715,076             25,545
     Interest expense                                              (67,041)            (3,480)          (107,064)            (9,696)
     Noncash financing charge                                         --                 --           (2,656,000)              --
     Other                                                           4,532                  2             14,989                  2
                                                              ------------        -----------       ------------       ------------
                 Other income (expense), net                       403,117              4,986         (2,032,999)            15,851
                                                              ------------        -----------       ------------       ------------
     Loss before income taxes                                   (8,500,322)        (1,167,942)       (18,451,819)        (3,046,103)

Income taxes                                                          --                 --                 --                 --
                                                              ------------        -----------       ------------       ------------
Net loss                                                        (8,500,322)        (1,167,942)       (18,451,819)        (3,046,103)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value                        --                 --           (2,281,000)              --
                                                              ------------        -----------       ------------       ------------
Net loss applicable to common stock                           $ (8,500,322)       $(1,167,942)      $(20,732,819)      $ (3,046,103)
                                                              ============        ===========       ============       ============

Basic and diluted net loss per share                          $      (0.63)       $     (0.30)      $      (2.31)      $      (0.78)
                                                              ============        ===========       ============       ============

Weighted average shares outstanding used in
  basic and diluted per-share calculation                       13,477,945          3,954,200          8,959,022          3,882,596
                                                              ============        ===========       ============       ============

See accompanying notes to condensed financial statements.

Intelligent Life Corporation and Subsidiary
Condensed Consolidated Statements of Redeemable Stock and Stockholders' Equity (Deficit)
(Unaudited)


                                                                     Redeemable                      Redeemable
                                                               Convertible Series A            Convertible Series B
                                                                   Preferred Stock                 Preferred Stock
                                                                 Shares       Amount             Shares        Amount
                                                                 ------       ------             ------        ------
Balances, June 30, 1998                                             --      $       --              --      $       --

  Issuance of common stock                                          --              --              --              --

  Compensation expense related to common stock grants               --              --              --              --

  Issuance of preferred stock, net of issuance costs                --              --            17,575       1,982,535

  Conversion of nonredeemable convertible Series A
    preferred stock to redeemable                                 89,612      10,215,768            --              --

  Net loss for the period                                           --              --              --              --
                                                                 -------    ------------         ------      -----------
Balances, December 31, 1998                                       89,612      10,215,768          17,575       1,982,535

  Accretion of Series A and Series B preferred stock
    to redemption value                                             --         1,908,000            --           373,000

  Conversion of Series A and Series B preferred
    stock to common stock                                        (89,612)    (12,123,768)        (17,575)     (2,355,535)

Issuance and conversion of promissory note to
  Series B preferred stock and conversion of Series B
  preferred stock to common stock including finance
  charge for beneficial conversion feature on the
  promissory note of $2,656,000                                     --              --              --              --

Forgiveness of note receivable for redeemable
  common stock, reclassification of redeemable
  common stock to common stock, cancellation of the
  put right associated with such shares and
  reacquisition of forfeited shares, including associated
  compensation  charge                                              --              --              --              --

Initial public offering of common stock                             --              --              --              --

Compensation relating to stock grants                               --              --              --              --

Common stock issued for the acquisition of
  Green Magazine, Inc.                                              --              --              --              --

  Net loss for the period                                           --              --              --              --
                                                                 -------    ------------         -------     -----------
Balances, September 30, 1999                                        --      $       --              --       $       --
                                                                 =======    ============         ======      ===========



                                                                  Redeemable Common Stock                    Convertible Series A
                                                                                           Note                 Preferred Stock
                                                             Shares        Amount       Receivable           Shares        Amount
                                                             ------        ------       ----------           ------        ------
Balances, June 30, 1998                                      454,170       $ 236,168       $(236,168)         89,612    $ 5,777,627

  Issuance of common stock                                       --              --              --              --             --

  Compensation expense related to common stock grants            --              --              --              --             --

  Issuance of preferred stock, net of issuance costs             --              --              --              --             --

  Conversion of nonredeemable convertible Series A
    preferred stock to redeemable                                --              --              --           (89,612)   (5,777,627)

  Net loss for the period                                        --              --              --              --             --
                                                            --------       ---------       ---------          ------    -----------
Balances, December 31, 1998                                  454,170         236,168        (236,168)            --             --

  Accretion of Series A and Series B preferred stock
    to redemption value                                          --              --              --              --             --

  Conversion of Series A and Series B preferred
    stock to common stock                                        --              --              --              --             --

Issuance and conversion of promissory note to
  Series B preferred stock and conversion of Series B
  preferred stock to common stock including finance
  charge for beneficial conversion feature on the
  promissory note of $2,656,000                                  --              --              --              --             --

Forgiveness of note receivable for redeemable
  common stock, reclassification of redeemable
  common stock to common stock, cancellation of the
  put right associated with such shares and
  reacquisition of forfeited shares, including
  associated compensation charge                            (454,170)       (236,168)        236,168             --             --

Initial public offering of common stock                          --              --              --              --             --

Compensation relating to stock grants                            --              --              --              --             --

Common stock issued for the acquisition of
  Green Magazine, Inc.                                           --              --              --              --             --

  Net loss for the period                                        --              --              --              --             --
                                                            --------       ---------       ---------          ------    -----------
Balances, September 30, 1999                                     --        $     --        $     --              --     $       --
                                                            ========       =========       =========          ======    ===========

                                                                                            Additional
                                                                    Common Stock             Paid in
                                                                Shares          Amount       Capital
Balances, June 30, 1998                                        3,846,200       $ 38,462    $   354,253

  Issuance of common stock                                       207,000          2,070        266,930

  Compensation expense related to common stock grants                --             --         415,000

  Issuance of preferred stock, net of issuance costs                 --             --             --

  Conversion of nonredeemable convertible Series A
    preferred stock to redeemable                                    --             --      (1,036,183)

  Net loss for the period                                            --             --             --
                                                              ----------       --------    -----------
Balances, December 31, 1998                                    4,053,200         40,532            --

  Accretion of Series A and Series B preferred stock
    to redemption value                                              --             --      (2,281,000)

  Conversion of Series A and Series B preferred
    stock to common stock                                      5,359,350         53,593     14,425,710

Issuance and conversion of promissory note to
  Series B preferred stock and conversion of Series B
  preferred stock to common stock including finance
  charge for beneficial conversion feature on the
  promissory note of $2,656,000                                  339,200          3,392      3,659,608

Forgiveness of note receivable for redeemable
  common stock, reclassification of redeemable
  common stock to common stock, cancellation of the
  put right associated with such shares and
  reacquisition of forfeited shares, including associated
  compensation  charge                                           189,238          1,893      1,890,417

Initial public offering of common stock                        3,500,000         35,000     41,265,596

Compensation relating to stock grants                                --             --             --

Common stock issued for the acquisition of
  Green Magazine, Inc.                                           100,000          1,000        582,780

  Net loss for the period                                            --             --             --
                                                              ----------       --------    -----------
Balances, September 30, 1999                                  13,540,988       $135,410    $59,543,111
                                                              ==========       ========    ===========


                                                             Unamortized                        Total
                                                                Stock                        Stockholders'
                                                             Compensation    Accumulated        Equity
                                                                Expense        Deficit         (Deficit)
                                                             ------------    -----------     -------------
Balances, June 30, 1998                                        $(265,690)   $ (5,247,570)   $    657,082

  Issuance of common stock                                      (269,000)            --              --

  Compensation expense related to common stock grants            254,000             --          669,000

  Issuance of preferred stock, net of issuance costs                 --              --              --

  Conversion of nonredeemable convertible Series A
    preferred stock to redeemable                                    --       (3,401,958)    (10,215,768)

  Net loss for the period                                            --       (2,095,218)     (2,095,218)
                                                               ---------    ------------    ------------
Balances, December 31, 1998                                     (280,690)    (10,744,746)    (10,984,904)

  Accretion of Series A and Series B preferred stock
    to redemption value                                              --              --       (2,281,000)

  Conversion of Series A and Series B preferred
    stock to common stock                                            --              --       14,479,303

Issuance and conversion of promissory note to
  Series B preferred stock and conversion of Series B
  preferred stock to common stock including finance
  charge for beneficial conversion feature on the
  promissory note of $2,656,000                                      --              --        3,663,000

Forgiveness of note receivable for redeemable
  common stock, reclassification of redeemable
  common stock to common stock, cancellation of the
  put right associated with such shares and
  reacquisition of forfeited shares, including associated
  compensation  charge                                           220,690             --        2,113,000

Initial public offering of common stock                              --              --       41,300,596

Compensation relating to stock grants                             60,000             --           60,000

Common stock issued for the acquisition of
  Green Magazine, Inc.                                               --              --          583,780

  Net loss for the period                                            --      (18,451,819)    (18,451,819)
                                                               ---------    ------------    ------------
Balances, September 30, 1999                                   $     --     $(29,196,565)   $ 30,481,956
                                                               =========    ============    ============


See accompanying notes to condensed financial statements.

Intelligent Life Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                       Three Months Ended              Nine Months Ended
                                                                          September 30,                   September 30,
                                                                       1999           1998           1999             1998
                                                                       ----           ----           ----             ----
Cash flows from operating activities:
  Net loss                                                         $ (8,500,322)   $(1,167,942)   $(18,451,819)   $ (3,046,103)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                       375,110         42,653         551,645          85,481
    Noncash stock compensation                                          351,152        408,277       2,970,019         496,840
    Noncash financing charge                                                --             --        2,656,000             --
    Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable                (549,364)      (169,137)     (1,051,716)       (206,361)
             (Increase) decrease in deferred initial public
                   offering costs                                           --             --       (1,014,369)            --
             (Increase) decrease in other assets                       (791,899)       (18,890)     (1,454,197)        (44,133)
             Increase (decrease) in accounts payable and
                   accrued expenses                                   4,369,085        299,540       6,018,884         456,259
             Increase (decrease) in other current liabilities           194,842            --          304,486             --
             Increase (decrease) in deferred revenue                     94,251        183,218          35,794         284,002
                                                                   ------------    -----------    ------------    ------------
               Total adjustments                                      4,043,177        745,661       9,016,546       1,072,088
                                                                   ------------    -----------    ------------    ------------
               Net cash used in operating activities                 (4,457,145)      (422,281)     (9,435,273)     (1,974,015)
                                                                   ------------    -----------    ------------    ------------
Cash flows used in investing activities:
  Purchases of equipment                                               (688,127)       (46,995)     (1,058,346)       (171,834)
  Acquisitions, net of cash acquired                                   (836,739)           --         (903,439)            --
                                                                   ------------    -----------    ------------    ------------
               Net cash used in investing activities                 (1,524,866)       (46,995)     (1,961,785)       (171,834)
                                                                   ------------    -----------    ------------    ------------
Cash flows from financing activities:
  Loans from stockholders                                                   --             --        1,000,000         484,257
  Principal payments on capital lease obligations                       (30,307)        (3,011)       (165,474)         (6,459)
  Proceeds from issuance of preferred stock, net                            --             --              --          992,854
  Proceeds from issuance of common stock, net                               --             --       42,315,000             --
                                                                   ------------    -----------    ------------    ------------
               Net cash provided by financing activities                (30,307)        (3,011)     43,149,526       1,470,652
                                                                   ------------    -----------    ------------    ------------
               Net increase (decrease) in cash and
                    cash equivalents                                 (6,012,318)      (472,287)     31,752,468        (675,197)
Cash and equivalents, beginning of period                            39,397,886        910,427       1,633,100       1,113,337
                                                                   ------------    -----------    ------------    ------------
Cash and equivalents, end of period                                $ 33,385,568    $   438,140    $ 33,385,568    $    438,140
                                                                   ============    ===========    ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                         $     17,928    $     3,480    $     57,951    $      9,696
                                                                   ============    ===========    ============    ============
Supplemental schedule of noncash investing and
  finance activities:
  Equipment acquired under capital leases                          $        --     $   173,209    $    314,000    $    191,209
                                                                   ============    ===========    ============    ============
  Stockholder loans contributed to capital for
     preferred stock                                               $        --     $       --     $        --     $    500,000
                                                                   ============    ===========    ============    ============
  Accretion of Series A and Series B preferred stock
     to redemption value                                           $        --     $       --     $  2,281,000             --
                                                                   ============    ===========    ============    ============

  Issuance of common stock for business acquired                   $    584,000    $       --     $    584,000             --
                                                                   ============    ===========    ============    ============

  Convertible subordinated note issued in connection
     with business acquired                                        $  4,350,000    $       --     $  4,350,000             --
                                                                   ============    ===========    ============    ============

See accompanying notes to condensed financial statements.

                  INTELLIGENT LIFE CORPORATION AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

         The Company

      Intelligent Life Corporation and its subsidiary, Professional Direct Agency, Inc. ("ILIF" or the "Company") is an industry leader in creating, producing and syndicating personal finance information for the online consumer public through a broad portfolio of web sites, print publications and broadcast segments. The Company's personal finance portal, ilife.com (www.ilife.com) features original content that deals with financial planning, taxes, insurance, investing and banking. The portal serves as a gateway to the Company's family of web sites, including the award-winning bankrate.com, go2pivot.com, theWhiz.com, Consejero.com, CPNet.com, greenmagazine.com and the newly launched IntelligentTaxes.com. Content from ilife.com is published on co-branded Internet sites through more than 70 distributors, including Yahoo!, CNN, America Online and Smart Money. The Company's original research is also distributed through more than 70 national and state publications. The Company is organized under the laws of the state of Florida.

         Basis of Presentation

     The unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 1999 and 1998, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1999, and the results of its operations and its cash flows for the three and nine months ended September 30, 1999 and 1998, respectively. The results for the three and nine months ended
September 30, 1999 are not necessarily indicative of the expected results for the full year or any future period.

     In April 1999, the Company amended and restated its articles of incorporation to authorize 100,000,000 shares of $.01 par value common stock, 90,000 shares of $.01 par value Series A convertible preferred stock and 30,000 shares of $.01 par value Series B convertible preferred stock.

     On April 9, 1999, the Company authorized and executed a five to one stock split, effected as a stock dividend, of each issued and outstanding share of common stock. The information in the accompanying unaudited condensed consolidated financial statements has been retroactively restated to reflect the effect of this stock dividend.

     On April 12, 1999, the Company's Board of Directors approved changing the Company's fiscal year-end from June 30 to December 31.

     On May 13, 1999, the Company completed an initial public offering ("IPO") of 3,500,000 shares of the Company's common stock resulting in net proceeds of approximately $41.3 million. Upon closing of the IPO, both classes of outstanding redeemable convertible preferred stock converted to common stock at 50 shares of common stock for each share of redeemable convertible preferred stock. Additionally, upon the effective date of the IPO, the Company's articles of incorporation were further amended and restated to among other matters, designate 10 million shares of preferred stock with respect to which the Board will have the authority to designate rights and privileges.

     The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company's Form S-1 registration statement, as amended, filed with the Securities and Exchange Commission in connection with the Company's IPO, as well as the audited financial statements included in the Company's transition report on Form 10-K for the six months ended December 31, 1998 filed with the Securities and Exchange Commission.

         Net Loss Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is also computed using the weighted average number of common shares outstanding during the period. Common stock equivalents consisting of stock options and a convertible subordinated note payable have been excluded from the computation of diluted earnings per share as their effect is anti-dilutive.

NOTE 2 -- STOCK OPTION PLANS

         1997 Equity Compensation Plan

     In January 1999, the Company amended the 1997 Equity Compensation Plan (the "1997 Plan") to increase the number of shares of common stock authorized for issuance under the plan to 1,500,000 shares. On March 2 and March 12, 1999, the Company granted 201,720 and 5,000 options, respectively, under the 1997 Plan to purchase common stock at $2.97 per share. The options vest over a 48 month period and, accordingly, the Company is recognizing compensation expense of approximately $1,620,000 ratably over the vesting period. Since March 1999, the Company granted 532,641 (excluding the 80,000 director options discussed below) options under the 1997 Plan to purchase common stock at fair market value on the date of grant which vest over periods ranging from 12 to 48 months.

     On April 12, 1999, the Board approved an option plan for outside directors of the Company. Under this plan, 80,000 options were granted on May 13, 1999 to purchase common stock at $13.00 per share. The options vest over 48 months and expire 10 years from date of grant, unless prohibited by the 1997 Plan.

         1999 Equity Compensation Plan

     In March 1999, the Company's stockholders approved the 1999 Equity Compensation Plan (the "1999 Plan"), to provide designated employees of the Company, certain consultants and non-employee members of the Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The 1999 Plan is authorized to grant options for up to 1,500,000 shares. In March 1999, the Company granted 358,500 options to an officer (the "Officer") of the Company to purchase shares of common stock at $2.97 which vest over a 36 month period. The Company is recognizing compensation expense of approximately $2,807,000 ratably over the vesting period. In May 1999, the Company granted 400,000 options to purchase shares of common stock at fair market value on the date of grant which vest over a 48 month period.

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

NOTE 4 -- REDEEMABLE COMMON STOCK

     In March 1998, the Company entered into a restricted stock grant agreement with the Officer that provided for the issuance of restricted stock to the Officer in accordance with the 1997 Equity Compensation Plan. Under the terms of this agreement, 454,170 shares of common stock were issued to the Officer for $236,168, which was paid by an interest-bearing promissory note from the Officer. Restriction on such shares lapsed as follows: 113,450 shares on July 1, 1998, and 9,460 shares on the first day of each month starting August 1, 1998 and ending July 1, 2001. The Officer had a put right which required the Company to repurchase shares at the same price paid for the shares including interest. In accordance with Emerging Issues Task Force 95-16, this arrangement is being accounted for as a variable plan which requires increases or decreases in stock based compensation expense based on increases or decreases in the Company's fair market value. On March 10, 1999, the note receivable was forgiven, the unvested shares (264,932) were reacquired by the Company, the Officer's put right was cancelled and the remaining 189,238 shares of redeemable common stock were reclassified to common stock and vested immediately. Accordingly, fixed option accounting treatment was established on this date and a compensation charge of approximately $2,113,000 was recorded.

NOTE 5 -- ACQUISITIONS

         CPNet.com

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

         Professional Direct Agency, Inc. ("Pivot")

     On August 20, 1999, ILIF acquired Pivot pursuant to a Stock Purchase Agreement, dated as of August 20, 1999, by and between ILIF, the shareholders of Pivot and The Midland Life Insurance Company ("Midland"), a note and warrant holder of Pivot (the "Agreement"), for approximately $4,744,000 including acquisition costs. Pursuant to the Agreement, ILIF acquired a 100% interest in Pivot and as a result of the acquisition, Pivot became a wholly-owned subsidiary of ILIF. The transaction was accounted for using the purchase method of accounting. The net assets acquired are estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $4,609,000) was recorded as goodwill and is being amortized over three years, the expected benefit period.

      The total consideration paid by ILIF in connection with the acquisition consisted of $290,000 in cash paid to the Pivot shareholders and a $4,350,000 five-year convertible subordinated note to Midland. The note bears interest at 10% and is due in one payment on August 20, 2004. Interest is due beginning on August 20, 2002 and thereafter every six months until conversion or payment in full. The note is convertible at any time by Midland into 625,000 shares of ILIF common stock. ILIF has the right to require conversion beginning any time after the earlier of (1) August 20, 2000 or (2) the date that ILIF files a registration statement under the Securities Act of 1933, as amended (the "Act"), registering the conversion shares for sale under the Act; provided that, within the 55-day period immediately prior to the date ILIF notifies Midland of the required conversion, the closing price of ILIF's common stock has been at least $10.00 per share for at least twenty consecutive trading days.

     Pivot is an Internet and direct agency for term life and other insurance products through its interactive web site www.go2pivot.com.

         Green Magazine, Inc. ("Green")

     On August 27, 1999, ILIF acquired certain assets and assumed certain liabilities of Green pursuant to an Asset Purchase Agreement, dated as of August 27, 1999, by and among ILIF, Green, Kenneth A. Kurson, John F. Packel and James Michaels (the "Agreement"), for approximately $831,000 including acquisition costs. Pursuant to the Agreement, ILIF acquired the rights to all agreements, contracts, commitments, licenses, copyrights, trademarks and the subscriber/customer list of Green. Kenneth A. Kurson and John F. Packel were also employed by ILIF.The total consideration paid by ILIF in connection with the acquisition was approximately $784,000 consisting of $200,000 in cash and 100,000 unregistered shares of ILIF common stock valued at approximately $584,000. The transaction was accounted for using the purchase method of accounting. The net assets acquired are estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $883,000) was recorded as goodwill and is being amortized over three years, the expected benefit period.

     Green delivers personal finance and investment advice through its magazine publication, through Kenneth A. Kurson's appearances on national broadcast media and through its interactive web site www.greenmagazine.com.

         Supplemental Pro Forma Information

     The following unaudited pro forma condensed consolidated results of operations for ILIF, Pivot and Green are presented as if the acquisitions had occurred at the beginning of each period presented. These results are not necessarily indicative of the actual results that would have occurred if these acquisitions had taken place at the beginning of each period presented.


                                              Nine Months Ended           Twelve Months Ended
                                             September 30, 1999            December 31, 1998
                                             ------------------            -----------------
Revenue                                         $  8,429,096                    $  5,682,357

Cost of operations                                28,558,997                      14,518,454

Loss from operations                             (20,129,901)                     (8,836,097)

Net loss                                         (24,788,334)                    (13,510,694)

Basic and diluted net loss per share             $     (2.74)                    $     (3.36)

Weighted average shares                            9,059,022                       4,025,597


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

     Although no one customer accounted for greater than 10% of total revenues for the three and nine months ended September 30, 1999 and 1998, the five largest customers accounted for approximately 16% and 15%, and 26% and 11%, respectively, of total revenues for the three and nine months ended
September 30, 1999 and 1998.

     Summarized segment information as of September 30, 1999 and 1998, and for the three and nine months ended September 30, 1999 and 1998 is presented below.


                                                                           Print
                                                        Online           Publishing
                                                      Publishing        and Licensing             Other            Total
                                                      ----------        -------------             -----            -----
Nine Months Ended September 30,1999:

Revenue                                              $  5,712,470         $2,622,588           $    36,433      $  8,371,491
Direct costs of operations                              2,852,264          1,775,690                   --          4,627,954
Sales and marketing                                    10,317,422                --                689,057        11,006,479
Product research                                        1,511,381            526,655                   --          2,038,036
General and administrative expenses                     2,301,662          1,056,690               237,825         3,596,178
Depreciation and amortization                             235,634            100,986               215,025           551,645
Noncash stock based compensation                              --                 --              2,970,019         2,970,019
Noncash financing charge                                      --                 --              2,656,000         2,656,000
Other income (expense), net                                   --                 --                623,001           623,001
Net loss                                              (11,505,893)          (837,434)           (6,108,492)      (18,451,819)
Total assets                                            4,254,477          1,526,039            38,839,320        44,619,836

Nine Months Ended September 30,1998:

Revenue                                              $  1,590,380         $2,144,670           $       --       $  3,735,050
Direct costs of operations                                999,589          1,499,397                   --          2,498,986
Sales and marketing                                     1,116,576                --                 47,137         1,163,713
Product research                                          492,809            664,565                   --          1,157,374
General and administrative expenses                       593,823            800,787                   --          1,394,610
Depreciation and amortization                              59,837             25,644                   --             85,481
Noncash stock based compensation                              --                 --                496,840           496,840
Noncash financing charge                                      --                 --                    --                --
Other income (expense), net                                   --                 --                 15,851            15,851
Net loss                                               (1,672,254)          (845,723)             (528,126)       (3,046,103)
Total assets                                            1,187,628            431,777                   --          1,619,405

                                                                           Print
                                                        Online           Publishing
                                                      Publishing        and Licensing            Other              Total
                                                      ----------        -------------            ------             -----
Three Months Ended September 30,1999:

Revenue                                               $ 2,416,785         $  880,052           $    36,433       $ 3,333,270
Direct costs of operations                              1,235,266            584,720                   --          1,819,986
Sales and marketing                                     6,421,906                --                600,426         7,022,332
Product research                                          587,750            222,308                   --            810,058
General and administrative expenses                     1,164,702            455,543               237,826         1,858,071
Depreciation and amortization                             112,059             48,026               215,025           375,110
Noncash stock based compensation                              --                 --                351,152           351,152
Noncash financing charge                                      --                 --                    --                --
Other income (expense), net                                   --                 --                403,117           403,117
Net loss                                               (7,104,899)          (430,544)             (964,879)       (8,500,322)
Total assets                                            4,254,477          1,526,039            38,839,320        44,619,836

Three Months Ended September 30,1998:

Revenue                                               $   816,813         $  765,900           $       --        $ 1,582,713
Direct costs of operations                                458,241            495,130                   --            953,371
Sales and marketing                                       461,400             (1,742)               30,729           490,387
Product research                                          233,054            201,590                   --            434,644
General and administrative expenses                       245,808            180,501                   --            426,309
Depreciation and amortization                              29,857             12,796                   --             42,653
Noncash stock based compensation                              --                 --                408,277           408,277
Noncash financing charge                                      --                 --                    --                --
Other income (expense), net                                   --                 --                  4,986             4,986
Net loss                                                 (611,547)          (122,375)             (434,020)       (1,167,942)
Total assets                                            1,187,628            431,777                   --          1,619,405


Note 7-- Commitments

     In September 1999, the Company entered into a lease agreement for new office facilities. A $300,000 letter of credit was provided to the lessor as a security deposit. The lease term is ten years from the date of occupancy (estimated to be September 15, 2000) with two five year renewal options. Annual base rent during the initial lease term will range from approximately $660,000 in the first year to $760,000. The Company also entered into an agreement to purchase an adjoining tract of land for approximately $609,000. A deposit of $60,000 was provided with the agreement to close the transaction no later than June 30, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Intelligent Life Corporation has included in this filing certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by words such as "expects", "anticipates", "intends", "believes", "could" , "should", "would" or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

     Intelligent Life Corporation and its subsidiary, Professional Direct Agency, Inc. ("ILIF" or the "Company"), is an industry leader in creating, producing and syndicating personal finance information for the online consumer public through a broad portfolio of web sites, print publications and broadcast segments. The Company's personal finance portal, ilife.com (www.ilife.com) features original content that deals with financial planning, taxes, insurance, investing and banking. The portal serves as a gateway to the Company's family of web sites, including the award-winning bankrate.com, go2pivot.com, theWhiz.com, Consejero.com, CPNet.com, greenmagazine.com and the newly launched

IntelligentTaxes.com. Content from ilife.com is published on co-branded Internet sites through more than 70 distributors, including Yahoo!, CNN, America Online and Smart Money. The Company's original research is also distributed through more than 70 national and state publications.

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

     In fiscal 1996, we commenced our online operations by displaying our research through an Internet site, bankrate.com. By putting our information online, we were able to create new revenue opportunities through the sale of graphical and hyperlink advertising associated with our rate and yield tables. In fiscal 1997, we determined that we would concentrate principally on our online operations. Since that time, we have significantly expanded the scope and depth of bankrate.com and made investments in a number of new online Internet web sites: theWhiz.com, Consejero.com, CPNet.com, go2pivot.com, greenmagazine.com and IntelligentTaxes.com.

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

     We have incurred net losses in each of our last three fiscal years and had a net loss for the nine months ended September 30, 1999 of approximately $18,452,000. We had an accumulated deficit of approximately $29,197,000 as of September 30, 1999. We also have a limited history of operations in the rapidly evolving online business environment and have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results should not be relied on as an indication of our future performance. We anticipate that we will incur operating losses and negative cash flows in the foreseeable future due to high levels of planned expenditures to enhance our services, develop new content, build brand awareness through marketing campaigns and hire personnel to support our growth. We may also incur significant additional costs related to the acquisition of businesses or technologies to respond to the constant change in our industry. These costs could have an adverse impact on our future financial condition and results of operations.

Results of Operations

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenue

     Total revenue for the nine months ended September 30, 1999 of $8,371,491 increased $4,636,441, or 124%, over the comparable period in 1998. Online publishing revenue increased $4,122,090, or 259%, to $5,712,470 and represented 68% of total revenue compared to 43% in 1998. These increases were due to higher levels of advertising sales and higher advertising rates facilitated by an increase in advertising inventory resulting from an increase in the number of distribution partners and higher overall site traffic. Additionally, in July 1999, the Company launched a multi-media integrated communications program to establish brand awareness and build site traffic. This program included a print advertising campaign with insertions in news, business, computer and personal finance publications; an online banner and sponsorship program; a comprehensive public relations program; and various media delivery systems including television.

     Print publishing and licensing revenue increased $477,918, or 22%, to $2,622,588 due primarily to a $620,000, or 46%, increase in Consumer Mortgage Guide revenues. This increase was a result of an increased sales effort, higher rates charged per unit sale and an increase in the number of advertisers.

Cost of Operations

     Online publishing costs increased 185% to $2,852,264 for the nine months ended September 30, 1999 from $999,589 in the comparable period in 1998. This $1,852,675 increase was due to higher advertising costs, expenses incurred in promoting and staffing theWhiz.com and Consejero.com, increases in revenue sharing obligations and higher personnel costs.

     Print publishing and licensing costs increased 18% to $1,775,690 during the nine months ended September 30, 1999 from $1,499,397 in 1998, due primarily to higher revenue sharing payments to newspapers based on higher levels of revenue.

     Sales costs for the nine months ended September 30, 1999 were $2,031,929, or 106%, higher than 1998 due to higher human resource costs as a result of a doubling of the sales force staff, lead generators and telemarketers, and the opening of the Northern California and Chicago sales offices.

     Marketing expenses of $8,974,550 for the nine months ended September 30, 1999 were $8,799,572 higher than in 1998 primarily due to online advertising monies spent for bankrate.com, theWhiz.com and Consejero.com with the goal of driving more online traffic to our web sites. In July 1999, the Company launched a multi-media integrated communications program to establish brand awareness and build site traffic. This program included a print advertising campaign with insertions in news, business, computer and personal finance publications; an online banner and sponsorship program; a comprehensive public relations program; and various media delivery systems including television.

     Product research costs increased $880,662, or 76%, for the nine months ended September 30, 1999 compared to 1998 due to higher personnel expenses to support the growth in hyperlinked advertisers, Consumer Mortgage Guide advertisers, new editorial newspaper tables and an expanded number of markets to support additional advertisements and co-branding. Additionally, quality control personnel have been added to lend support to this growth.

     General and administrative expenses of $3,596,178 for the nine months ended September 30, 1999 were $2,201,568, or 158%, higher than the comparable period in 1998 due primarily to higher human resource costs, facilities and professional services expenses supporting the growth in the business.

     Depreciation and amortization of $353,657 for the nine months ended September 30, 1999 was $268,176, or 314%, higher compared to 1998 due to purchases of software, computer equipment and components. Goodwill amortization of $197,988 is a result of the Pivot and Green acquisitions during the quarter. Goodwill of $4,609,015 and $883,117 was recorded for Pivot and Green, respectively, and is being amortized over a three-year period.

     Noncash stock based compensation expense of $2,970,019 was recorded in the nine month period ended September 30, 1999 compared to $496,840 in the same period in 1998. In 1999, approximately $2,113,000 was recorded when a note receivable for a restricted stock grant to our President was forgiven, the unvested shares under the grant (264,932) were reacquired by us, the associated put right was cancelled and 189,238 shares of redeemable common stock were reclassified to common stock. Approximately $782,000 was recorded for options granted under the 1997 and 1999 Equity Compensation Plans during the nine months ended September 30, 1999 and in prior years. In 1998, compensation expense was recorded in connection with certain restricted stock grants.

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

     Interest income of $715,076 for the nine months ended September 30, 1999 was up from $25,545 in the comparable 1998 period due to investing the proceeds from our initial public offering in short-term, interest bearing instruments. Interest expense was up $97,368 over the comparable period in 1998 due to the increase in debt associated with equipment under capital leases and the 10% convertible subordinated note payable issued in connection with the Pivot acquisition.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Total revenue for the three months ended September 30, 1999 of $3,333,270 increased $1,714,124, or 108%, over the comparable period in 1998. Online publishing revenue increased $1,599,972, or 196%, to $2,416,785 and represented 73% of total revenue compared to 52% in 1998. These increases were due to higher levels of advertising sales and higher advertising rates resulting from the continuing increases in advertising inventory facilitated by an increase in the number of distribution partners and higher overall site traffic. Additionally, in July 1999, the Company launched a multi-media integrated communications program to establish brand awareness and build site traffic. This program included a print advertising campaign with insertions in news, business, computer and personal finance publications; an online banner and sponsorship program; a comprehensive public relations program; and various media delivery systems including television.

     Print publishing and licensing revenue increased $114,152, or 15%, to $880,052 due primarily to a $165,938 or 35%, increase in Consumer Mortgage Guide revenues. This increase was a result of an increased sales effort, higher rates charged per unit sale and an increase in the number of advertisers.

Cost of Operations

     Online publishing costs increased 170% to $1,235,266 for the three months ended September 30, 1999 from $458,241 in the comparable period in 1998. This $777,025 increase was due to higher advertising costs, expenses incurred in promoting and staffing theWhiz.com and Consejero.com, increases in revenue sharing obligations and higher personnel costs.

     Print publishing and licensing costs increased 18% to $584,720 during the three months ended September 30, 1999 from $495,130 in 1998, due primarily to higher revenue sharing payments to newspapers based on higher levels of revenue.

     Sales costs for the three months ended September 30, 1999 were $748,537, or 70%, higher than 1998 due to higher human resource costs as a result of a doubling of the sales force for sales staff, lead generators and telemarketers, and the opening of the Northern California and Chicago sales offices.

     Marketing expenses of $6,273,795 for the three months ended September 30, 1999 were $6,224,924 higher than in 1998 primarily due to online advertising monies spent for bankrate.com, theWhiz.com and Consejero.com with the goal of driving more online traffic to our web sites. Additionally, in July 1999, the Company launched a multi-media integrated communications program to establish brand awareness and build site traffic. This program included a print advertising campaign with insertions in news, business, computer and personal finance publications; an online banner and sponsorship program; a comprehensive public relations program; and various media delivery systems including television.

     Product research costs increased $375,414, or 86%, for the three months ended September 30, 1999 compared to 1998 due to higher personnel expenses to support the growth in hyperlinked advertisers, Consumer Mortgage Guide advertisers, new editorial newspaper tables and an expanded number of markets to support additional advertisements and co-branding. Additionally, quality control personnel have been added to lend support to this growth.

     General and administrative expenses of $1,858,071 for the three months ended September 30, 1999 were $1,431,762, or 336%, higher than the comparable period in 1998 due primarily to higher human resource costs, facilities and professional services expenses supporting the growth in the business.

     Depreciation and amortization of $177,122 for the three months ended September 30, 1999 was $134,469, or 315%, higher compared to 1998 due to purchases of software, computer equipment and components. Goodwill amortization of $197,988 is a result of the Pivot and Green acquisitions during the quarter. Goodwill of $4,609,015 and $883,117 was recorded for Pivot and Green, respectively, and is being amortized over a three-year period.

     Noncash stock based compensation expense of $351,152 was recorded in the three month period ended September 30, 1999 compared to $408,277 in the same period in 1998. In 1999, approximately $336,000 was recorded for options granted under the 1997 and 1999 Equity Compensation Plans during the nine months ended September 30, 1999 and in prior years. In 1998, compensation expense was recorded in connection with certain restricted stock grants.

     Interest income of $465,626 for the three months ended September 30, 1999 compared to $8,464 in the comparable 1998 period due to investing the proceeds from our initial public offering in short-term, interest bearing instruments. Interest expense was up $63,561 over the comparable period in 1998 due to the increase in debt associated with equipment under capital leases and the 10% convertible subordinated note payable issued in connection with the Pivot acquisition.

Liquidity and Capital Resources

     Intelligent Life Corporation has been funded using capital raised from shareholders, and most recently, from the proceeds of our initial public offering in May 1999. As of September 30, 1999, we had working capital of $26,160,366. Cash used in operating activities of $9,435,273 for the nine months ended September 30, 1999 was $7,461,258 higher than in the comparable period in 1998 and was primarily for funding operating losses due to the continued expansion of our online publishing efforts through personnel acquisitions and marketing expenditures. Additionally, we funded approximately $1,014,000 of costs related to our initial public offering of common stock during the nine months ended September 30, 1999.

     Cash used in investing activities was primarily for the purchase of computer and office equipment and furniture. Additionally, during the nine months ended September 30, 1999, cash was used to acquire CPNet.com, Professional Direct Agency, Inc. and certain assets and liabilities of Green Magazine, Inc. as well as certain other intellectual property rights.

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

     There is general uncertainty inherent in the Year 2000 computer problem. The consequences of Year 2000 failures could have a material adverse effect on our business. In particular, unforeseen Year 2000 computer problems could require substantial time and effort on the part of management and additional expenditures.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk as the interest paid on such investments fluctuates with the prevailing interest rates. As of September 30, 1999 all of our cash equivalents mature in less than one year.


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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-74291) relating to the Company's initial public offering of its common stock, was May 13, 1999. A total of 3,500,000 shares of the Company's common stock were sold to an underwriting syndicate at $13.00 per share. The managing underwriters were ING Baring Furman Selz LLC and Warburg Dillon Read LLC. The initial public offering resulted in gross proceeds of $45,500,000, $3,185,000 of which was applied to the underwriting discount and approximately $1,014,000 of which was applied to related expenses. As a result, the net proceeds of the offering to the Company were approximately $41,301,000. From the date of receipt through September 30, 1999 approximately $ 3,000,000 of the net proceeds was used for marketing, advertising and promotional expenditures, and the remainder was used for working capital or invested on short-term interest bearing investments. None of the net proceeds of the offering were paid directly or indirectly to any director or officer of the Company or any of their associates, or to any persons owning ten percent or more of the Company's common stock, or to any affiliates of the Company.

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

    (b)  Reports on Form 8-K:

         (1)  A Form 8-K Report was filed on August 27, 1999, reporting under
              Item 2. announcing that the Company had acquired Professional Direct Agency, Inc.

         (2) A Form 8-K Report was filed on September 10, 1999, reporting under Item 2. announcing that the Company had acquired certain assets and assumed certain liabilities of Green Magazine, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Intelligent Life Corporation



     Dated: November 15, 1999          By:  /s/ Peter W. Minford
                                           -------------------------------------

                                           Peter W. Minford
                                           Senior Vice President-Administration
                                           and Chief Financial Officer



     Dated: November 15, 1999          By:  /s/ Robert J. DeFranco
                                           -------------------------------------

                                           Robert J. DeFranco
                                           Vice President-Finance
                                           and Chief Accounting Officer