Form 10-K
period 1999-12-31
ILIFE COM INC
filed 2000-04-14
CIK 1080866

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------
                                    FORM 10-K
                             -----------------------

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For The Fiscal Year Ended December 31, 1999

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-25681

                                 ILIFE.COM, INC.
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

       Registrant's telephone number, including area code: (561) 630-2400
                             -----------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                             -----------------------
           Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 31, 2000 as reported by the Nasdaq National Market, was approximately $9,822,138. The shares of Common Stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2000, Registrant had outstanding 13,548,405 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Parts I and III of this report.

ITEM 1. BUSINESS

EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE OUTCOME OF THE EVENTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS IS SUBJECT TO RISKS AND ACTUAL RESULTS COULD DIFFER MATERIALLY. THE SECTIONS ENTITLED "ITEM 1. BUSINESS - RISK FACTORS THAT COULD IMPACT FUTURE OPERATING RESULTS", "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT CONTAIN A DISCUSSION OF SOME OF THE FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES.

Overview

    Based in North Palm Beach, Florida, ilife.com, Inc. (NASDAQ: ILIF) is an industry leader in creating, producing, broadcasting and syndicating personal finance information for the consumer through a broad portfolio of Web sites, print publications and television segments that have a potential to reach an estimated 36.5 million visitors, viewers and readers, as determined by Media Metrix, Nielson and Editor & Publisher International Year Book. The Company's personal finance portal, www.ilife.com, features original content that deals with financial planning, taxes, insurance, investing and banking. The portal serves as a gateway to ilife.com's family of Web sites and broadcast segments, including the award-winning bankrate.com, Pivot.com, theWhiz.com, IntelligentTaxes.com, Consejero.com, CPNet.com, GreenMagazine.com and the television version of "Cost of Life". Content from ilife.com is published on co-branded Internet sites through more than 90 relationships, including Snap.com/NBC Internet, Inc. (NASDAQ: NBCI), Yahoo! (NASDAQ: YHOO), CNN, America Online (NYSE: AOL) and Smart Money. The Company's original research is also distributed through more than 100 national, regional and local print publications. Ilife.com Web sites have approximately one million unique visitors per month, according to Media Metrix.

                                 ilife.com, Inc.
                    Internet Advertising Views and Page Views
                                  (in millions)
                                Six Months Ending

--------------------------------------------------------------------
                   6/30/98     12/31/98      6/30/99     12/31/99
--------------------------------------------------------------------
Ad Views     (1)     29           75           128          160
--------------------------------------------------------------------
Page Views   (2)     14           26            40           49
--------------------------------------------------------------------
----------------
Source of Data: ilife.com, Inc. server reports

(1) Ad Views - served from the Company's ad servers. Includes ads served in the CPNet.com college advertising network in which we serve into externally hosted college newspaper web pages.

(2) Page Views - does not include externally hosted pages served in the CPNet.com college network (non-Company produced content pages).

    Prior to 1996, and dating back to 1976, our principal business was the publication of print newsletters, the syndication of unbiased editorial bank and credit product research to newspapers and magazines, and advertising sales of the Consumer Mortgage Guide. We currently syndicate editorial research to 85 newspapers that have combined single day circulation in excess of 27 million copies and three national magazines with combined monthly circulation in excess of 2.5 million copies. The Consumer Mortgage Guide is a weekly newspaper advertising table consisting of product and rate information from local mortgage companies and financial institutions. The Consumer Mortgage Guide appears weekly in approximately 12 U.S. metropolitan newspapers with combined single day circulation in excess of 3.5 million copies. Together, these bankrate.com branded print activities have the potential of reaching 33 million readers, according to Editor & Publisher International 1998 Year Book.

    In 1996, we started our online operations by displaying our editorially unbiased research through our Web site, bankrate.com. By offering our information online, we created new revenue opportunities through the sale of graphical and hyperlink advertising associated with our rate and yield tables. In fiscal 1997, we implemented a strategy to concentrate on building our online operations. Since that time, we have significantly expanded the scope and depth of bankrate.com and made investments in seven new online Internet Web sites: theWhiz.com, Consejero.com, CPNet.com, GreenMagazine.com, IntelligentTaxes.com, Pivot.com and our personal finance portal, ilife.com. Additionally, we formed a Broadcast Division which syndicates ilife.com branded television segments that reach an estimated 2.5 million viewers per week, according to Nielson the November 1999 ratings.

    We believe that the recognition of our research as a leading source of independent, objective information on banking and credit products is essential to our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are seeking to build greater brand awareness of all of our Web sites and to reach a greater number of online users.

    We publish our editorial and research data online through our principal Web site, bankrate.com, and through distribution (or syndication) arrangements with more than 90 third party Web sites. Information is available covering over 100 financial products within 126 geographic markets. The information includes data regarding mortgage and home equity loans, credit cards, automobile loans, checking accounts, ATM fees, and yields on savings instruments. Our unique information, which is compiled by 45 researchers, is accompanied by extensive editorial content designed to assist consumers with their decision-making process. Due to the average per capita income, level of education and professional status of bankrate.com's visitors, we believe this audience represents a desirable group of target customers for our advertisers.

    We have used the resources of bankrate.com to create new online publications which provide personal finance information to additional targeted audiences. These publications include: theWhiz.com, which targets the financial novice; Consejero.com, which targets the Spanish-speaking audience; CPNet.com, which targets the college market; GreenMagazine.com for the novice investor; IntelligentTaxes.com for those interested in personal income tax issues; and Pivot.com, which sells insurance and annuity products. Our goal is to develop a broad base of loyal users of our family of Web sites.

    Effective November 12, 1999, we changed our name from "Intelligent Life Corporation" to "ilife.com, Inc." to more accurately reflect the Company's major revenue generating activities, which are derived from the Internet.

Our Opportunity

    Many financial services customers are relatively uninformed with respect to financial products and services and often rely upon personal relationships when choosing such products and services. Many of these products and services are not well explained and viable, equivalent alternatives typically are not presented when marketed to consumers through traditional media. As the sale of many of these products and services moves to the Internet, where there is little personal contact, we believe that consumers will seek sources of independent objective information such as bankrate.com to facilitate and support their buying decisions. Because of the interactive nature of the Internet, where Web technology allows us to display extensive research on financial products and services that was previously unavailable to consumers, we believe we are able to provide a superior vehicle to educate consumers in the selection and purchase process.

    We believe the majority of financial information available on the Web is oriented toward investment advice and providing business news and financial market information, rather than personal and consumer finance data. Our publications are targeted to fulfill the market need for personal and consumer finance information.

    By expanding our comparative data regarding financial products and related editorial content, we are creating a unique Web-based service designed to enable our audience to keep abreast of personal finance trends and to better manage their financial affairs. As a result, we believe we can assemble a loyal base of users comprised of targeted audiences that are attractive to advertisers.

    We believe that advertising spending by financial producers and services components is growing relatively rapidly as compared to advertising spending in other categories. According to Advertising Age, advertising spending by financial products and services companies grew at an annual rate of 15.1% from 1997 to 1998.

    We believe ilife.com, Inc. will benefit significantly from the anticipated growth in Internet usage and spending on Internet advertising, direct marketing and electronic comments. The following table highlights anticipated growth in these areas.

                      Internet Growth In the United States
                                  (in millions)

--------------------------------------------------------------------------------
                                     1998              2000            2003
                                                     Estimate        Estimate
--------------------------------------------------------------------------------
Number of Internet users             83.4              115.6            157.0
--------------------------------------------------------------------------------
Spending by advertisers            $2,100             $4,700          $11,500
online
--------------------------------------------------------------------------------
E-commerce spending                $7,800            $23,100          $78,000
--------------------------------------------------------------------------------
------------------------
Source:  Jupiter Communications, LLC

Strategy

    Our objective is to create a series of online publications that are trusted sources of editorial content and e-commerce for consumers in the area of personal finance. Elements of our strategy include:

 . Increase awareness of our publications. We intend to promote our online publications and move toward more uniformed branding for the family of ilife.com Web sites while significantly reducing the level of marketing expenses in 2000. Developing greater awareness of our brand names should increase traffic and increase the value of our Web sites to potential advertisers and Web sites with which we may enter into distribution arrangements. During the last two quarters of fiscal 1999, we significantly increased our marketing efforts in order to create brand awareness of our Web sites.

 . Expanding existing online publications. We plan to expand and improve our existing online publications by including additional editorial and research content. Recent additions to bankrate.com include information regarding 30 year jumbo mortgages, VA mortgages, money market accounts, credit unions, and bank ratings. The IntelligentTaxes.com Web site has been added to provide personal income tax advice and planning and GreenMagazine.com was purchased to provide investment editorial content.

 . Continue to develop new distribution relationships. We intend to pursue new and expand existing distribution relationships in order to increase site traffic and raise the profile of our brand names.

 . Provide high value added selections to advertisers. Delivering audiences to our advertisers on a targeted demographic basis, segmented by geographic region and product of interest, provides high value added marketing solutions to advertisers. With expanded breadth and depth of our online publications which added to our advertising inventory, we believe we have expanded the scope of our services, thereby increasing sales to existing advertisers and attracting new advertisers.

bankrate.com

    Bankrate.com provides consumers with financial data, research and editorial information on non-investment financial products. A large research team surveys approximately 4,800 financial institutions every week in order to provide objective rate information on banking products including mortgages, credit cards and auto loans. Bankrate.com is unique in its approach to offering objective rate information on 120 markets in all 50 states and Puerto Rico. We gather and present this information by metropolitan area, which provides more valuable information to consumers than aggregated national information and allows advertisers to target prospective customers geographically.

    Bankrate.com also distributes electronic newsletters weekly to approximately 107,000 subscribers covering topics such as mortgages, credit cards, banking, small businesses, certificate of deposit rates, and Federal Funds rates. We also maintain message boards where visitors can post questions for members of the bankrate.com community. Topics parallel the channels offered by bankrate.com.

Distribution Arrangements

    A significant portion of the traffic to bankrate.com, as well as our other Web sites, is attributable to the distribution (or syndication) arrangements we have with other Web site operators. Our distribution arrangements fall into two categories: (1) co-branding in which we establish a "co-branded" site with another Web site operator, and (2) licensing in which we provide content to the other operator's Web site together with a hyperlink to our own site. We have found co-branding to be more effective in driving traffic to our sites.

    Co-branded sites are created pursuant to agreements with other Web site operators. Generally, agreements relating to co-branded sites provide for us to host the co-branded Web pages, sell and serve the graphical advertising, and collect advertising revenues which are split with the third party Web site.

    Under licensing arrangements we provide content to other Web sites in exchange for a fee. The content identifies bankrate.com as its source and typically includes a hyperlink to the bankrate.com Web site.

    The table below lists parties with which we have distribution agreements as of December 31, 1999:

Access Atlanta             Edmunds                 On Money
America Online             Family Money            Oxygen
AT&T Worldnet              Fiera                   Providence Online
Austin 360                 Go Carolinas            RealTimes
AutoByInternet             Go Hampton Roads        Realtor.com
Auto Connect               Go PBI                  San Antonio Express
Auto Site                  Hispanic Online         San Diego Insider
Black Families             HomeStore               ScarsdaleNet.com
Bloomberg                  Housenet.com            SecureTax.com
Business Today             Houston Chronicle       Sign on San Diego
CarBuyer.com               Inman News Features     Sign on San Diego en
CarPrices.com              INPHO Inc.              Espanol
Classified Ventures        Intellichoice           Smart Money Magazine
CNNfn.com                  Kiplinger's             Snap.com
Columbus Dispatch          MarketWatch.com         SoFla.com
Compuserve                 Microsoft Network       Sybercuse.com
Cosmos.com                 Milwaukee Journal       Tegris
                             Sentinel              The Money Maven

Credit Info                MindSpring              US News & World Report
Cyberhomes                 Money Magazine          USA Today
Dallas Morning News        Moneywise Magazine      Yahoo!
Digital Cities             Motley Fool             Your New House
Discover Omaha             My Simon                YUPI Internet
Dollar Stretcher           NandoNet                ZDTV.com


Financial Product Research

    Our research staff is made up of 45 people who track comparative information on over 100 financial products and services, including checking accounts, consumer loans, lines of credit, mortgages, certificates of deposit, savings accounts, credit cards, money market accounts, and online accounts. We cover both personal and small business accounts offered through branch offices and on the Internet by banks, thrifts, credit unions, credit card issuers, mortgage bankers and mortgage brokers. We estimate that over 350,000 items of data are gathered each week for over 126 markets across the United States and Puerto Rico from over 4,800 financial institutions. The information obtained includes not only interest rates and yields, but related data such as lock periods, fees, points, and loan sizes for mortgages and grace periods, late penalties, cash advance fees, cash advance APRs, APYs, minimum payments, and terms and conditions for credit cards.

   We adhere to a strict methodology in developing our markets and our institutional survey group. The market survey includes the 100 largest U.S. markets, as defined by the U.S. Census Bureau's Metropolitan Statistical Area categories, along with the largest market in each state that does not include one of the largest 100 markets. We provide a comparative analysis of data by market as well as on a national basis.

    Institutions in the survey group include the largest banks and thrifts within each market area based on total deposits. The number of institutions tracked within a given market is based on product availability and number of institutions in the market area. In each of the largest 50 markets, at least 10 institutions are tracked. In each of the smaller markets we track four or more institutions. The institutions included in the survey group are verified, and adjusted if necessary, on an annual basis using FDIC deposit data from year-end call reports. Credit unions are not included in the market survey group since product availability is based upon membership. The 50 largest U.S. credit unions along with the five largest credit unions in each state, based on share deposits, are tracked as a separate survey group for comparison purposes.

    All products included in our database have closely defined criteria so that information provided by institutions is truly comparative in nature. Collected data undergoes three levels of quality control prior to being accepted for inclusion in the database. The first level is automatically performed by our editing software, which identifies unusual changes. The second level is visual proofing, which is performed by the researcher who gathers rates from institutions. The researcher reviews the surveys to determine whether there have been any changes in the data on a weekly basis. If there has been a change that is outside of a specified range, the researcher verifies that the data is correct by calling the institution. Once the data is verified, it is forwarded to a senior researcher for review and approval. The third level is a dedicated quality control staff consisting of senior researchers who verify that the information has been correctly updated and entered into our databank. Our quality control staff reviews each listing in relation to regional and national trends and for overall accuracy and consistency fees and related information prior to disclosure of the information to consumers. The staff also reviews the comparability of products, institutional accuracy and survey accuracy. In addition, the quality control team performs anonymous shopping on a weekly basis, in which we place calls to institutions in order to obtain rate information without identifying ourselves as bankrate.com. Such anonymous shopping allows us to validate the data in a consumer setting. Institutions providing invalid data are contacted by our quality control staff to ensure that future information will be accurate. Institutions listed in our bankrate.com online tables who purchase hyperlinks to their own sites or purchase other advertising must comply with the same criteria for product listings that apply to other institutions or they will be removed.

The criteria for product listings consists of specific attributes, such as loan size and term, that are used to define each type of financial instrument in order to ensure uniformity in the products that are compared. With the exception of the "Internet Banking Deals" table, no special offers are listed on our Internet sites. All of our new research employees are provided with a four-week program of classroom and on-the-job training to ensure consistency of data-gathering and validation techniques. Follow-up refresher training is provided to our research employees on an ongoing basis to ensure that skill levels are maintained.

    At the end of each weekly survey, data is archived as part of our 16-year old cumulative historical data file. This file provides a unique resource for our financial analysts and editorial team in developing trend graphs, charts and narrative analysis that is used by national and local media.

    We are aware of the potential conflict of interest resulting from the sale of advertising to financial institutions while providing independent and objective research. However, no conflicts of interests have compromised or are expected to compromise our ability to provide independent and objective research.

Editorial Content

    In addition to our research department, we maintain an editorial staff of 18 senior editors and 17 full-time reporters for our family of Web sites. We also have relationships with over 50 freelance writers. Most of our editorial staff are experienced journalists with newspaper or broadcast experience. For example, the reporters and editors of bankrate.com have professional journalistic work experience ranging from one to 21 years, with an average of ten years of experience. We believe the quality of our original content plays a critical role in attracting visitors to our sites and co-branded partners to the ilife.com Web sites.

    While the majority of the content within our Web sites is original and produced internally, we also include third-party content. This content is acquired under advertising revenue-sharing agreements and licenses which allow us to incorporate relevant information on our Web site that would otherwise require additional resources for us to produce. An example of this type of arrangement is the incorporation in bankrate.com of financial calculators created and owned by SmartMoney as well as stock quotes on the GreenMagazine.com site which are provided by Stockpoint.com.

Print Publications

    We continue to produce traditional print publications to absorb part of the cost of producing research and original editorial content. Additionally, we believe that print publishing activities contribute to greater exposure and branding opportunities for our Internet Web sites. These publications are as follows:

    Consumer Mortgage Guide. We generate revenue through the sale of mortgage rate and product listings in 12 metropolitan newspapers across the United States with combined Sunday circulation of 3.5 million copies. We enter into agreements with the newspapers for blocks of print space which is in turn sold to local mortgage lenders and we split the revenue with the newspapers on a percentage basis.

    Syndication of Editorial Content and Research. We syndicate editorial research to 85 newspapers which have combined Sunday circulation in excess of 27 million copies and three national magazines with combined monthly circulation in excess of 2.5 million copies.

    Newsletters. We publish three newsletters: 100 Highest Yields and Jumbo Flash Report, which target individual consumers, and Bank Rate Monitor, which targets an institutional audience. These newsletters provide bank deposit interest rate information with minimal editorial content.

    Green Magazine. A compliment to our GreenMagazine.com Web site, the Green Magazine print edition shares the common mission of simplifying money matters with special emphasis on those strategies important to young investors. Green Magazine provides content and tools to make sound investment decisions and is published quarterly and sold by subscription.

Ilife.com

In addition to serving as the Company name, we launched the ilife.com Web site as a vertical personal finance portal that makes our family of Web sites more accessible to consumers. The site not only links ilife.com's sites together, but also provides consumers a free and easy way to get useful financial tips, tools, news and original editorial content. Ilife.com features content areas for banking, financial planning, investing, insurance and taxes.

theWhiz.com

    TheWhiz.com Web site presents conventional money issues in an unconventional way. Through original editorial content and community activities - chats and message boards - the financial novice can learn how to establish credit, get out of debt, develop a budget, invest in the stock market and have fun without spending a lot. As with bankrate.com, theWhiz.com is divided into channels, each of which includes original editorial content.

Consejero.com

    Consejero.com is a Spanish-language personal finance Web site geared toward Spanish-speakers in the United States, Latin America and Spain. Editorial content on finance issues in Spanish is complemented by opportunities for users to interact with the site, and with each other, through chat rooms and message boards. Consejero.com features country-specific personal content for the United States as well as Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Mexico, Nicaragua, Panama, Peru, Puerto Rico, Spain, and Venezuela. Spanish is the second most common language found on the Internet, yet we believe that little useful content on financial topics in Spanish currently exists on the Internet. Our goal is to satisfy the need for such data and capitalize on the anticipated rapid growth of Internet use by people who speak Spanish.

    Consejero.com provides twice-daily updated news as well as feature articles written by established journalists working from major cities in Latin America and Spain. The topics are picked from day-to-day issues consumers face in their particular countries. The site also provides general and entertainment news acquired through arrangements with traditional media.

    Consejero.com also includes information translated from the bankrate.com site, specifically, certain editorial stories and a full translation of the financial product interest rate data base. This translation provides the same information and many of the services of bankrate.com, but with supplementary articles and tables to facilitate understanding for those who may not be familiar with U.S. financial products and terms.

CPNet.com

    Through CPNet.com, our online advertising network, we provide content and advertising management to over 50 college newspaper Web sites across the country. CPNet.com provides news and feature articles to these Web sites covering events and issues of interest to college students. Topics include current events, lifestyle and entertainment. In addition to creating advertising relationships that allow us to offer an integrated outlet for advertisers seeking to reach the college market, we have the opportunity to develop user relationships that allow us to cross-promote our publications to these consumers. We believe that college students use the Internet more than many other segments of the population. We also believe that this network can be highly attractive to advertisers since very few online publications offer a mechanism for national advertisements to reach college students with one advertisement purchase.

GreenMagazine.com

    An extension of Green Magazine's print edition, the GreenMagazine.com Web site shares the print publication's central mission of demystifying money matters, with special emphasis on those strategies important to young investors. GreenMagazine.com provides content and tools to make sound investment decisions, including professional quality investment tools, such as free real-time quotes, multiple portfolio tracking, interactive stock charting and advanced stock and mutual fund finders through a license relationship with Stockpoint.com.

IntelligentTaxes.com

    IntelligentTaxes.com offers a substantial array of information taxpayers need to negotiate the bewildering maze of tax planning and preparation. It is a one-stop tax preparation tool for individual taxpayers - from beginners to pros. IntelligentTaxes.com offers information on federal and state taxes along with hyperlinks to online tax forms. Other features include basics focused on life-stage issues, planning calendars, a unique column called Tax Watch, as well as personalized custom email alerts to remind users of approaching deadlines. Free downloadable software is available on the site.

Pivot.com (Professional Direct Agency, Inc.)

    Pivot, a subsidiary of ilife.com, Inc. and headquartered in Columbus, Ohio, is a virtual insurance agency and fulfillment/call center specializing in direct insurance sales over the Internet and other direct media. Pivot.com has teamed up with industry-leading insurance companies to engineer a means of providing national turnkey insurance solutions to businesses. Pivot offers insurance companies, banks, large agencies and affinity groups a means of increasing their revenues through a variety of partnership possibilities. Pivot's fulfillment services utilize the Internet and telephone as a means of generating leads and managing current business opportunities while eliminating channel conflict. Pivot's efficient marketing capabilities have enabled the agency to be selected as the fulfillment arm for various third party marketing arrangements.

    Because the agency is licensed nationally, Pivot's insurance services are also available to consumers and businesses nationwide. Pivot.com allows consumers to search for annuities, term life insurance and auto insurance.

Broadcast Operations

    Our broadcast program called "Cost of Life" is a unique personal finance video segment distributed to 33 television stations for bi-weekly news programming. It is estimated that the weekly exposure is 24.4 million TV households within which an estimated 2.6 million viewers may see the segments, according to Nielsen's November 1999 Ratings. These segments are aimed at helping viewers take action with their personal finances. Featured topics include ways to save money tax-free for a college education, what financial documents are needed in the event of a natural disaster, how to boost a credit rating using the Internet and ways to trim down family medical bills.

    Each television segment refers viewers to ilife.com Web sites and has a complementary online column that runs simultaneously on bankrate.com or theWhiz.com.

Garzarelli.com

    In October 1998, we launched a new electronic subscription site for Wall Street investment advisor Elaine Garzarelli called Garzarelli.com. We are responsible for the site's design, electronic subscription fulfillment, partner linking, site management, and advertising sales. Ms. Garzarelli owns the Internet site address, selects the content of the site and has the sole authority to determine whether the content can be distributed to other Websites. The subscription revenues generated from Garzarelli.com are divided between us and Ms. Garzarelli. We receive 17% of subscription revenues, and she receives the remainder. We also receive 50% of all advertising revenues from Garzarelli.com. Our agreement with Ms. Garzarelli extends until August 2000.

Consumer Marketing

    Prior to December 31, 1998, our expenditures on marketing and promotion were limited to a distribution or syndication strategy in which we relied on our co-branded distribution network to increase traffic to our Web sites. This approach was supplemented with public relations activities and limited direct-response expenditures. In addition, the Company's history of providing editorial content to newspapers and broadcasters has earned bankrate.com a high level of awareness among journalists. As a result, bankrate.com is often cited as an authority on banking and credit products in an editorial context.

    Beginning in January 1999, we initiated a direct-response marketing campaign which consisted of placing banner advertising on third party Web sites. Our strategy is to purchase advertising at either a fixed cost per clickthrough or at a low CPM. We believe that the advertising proceeds from one of our visitors generally allow us to immediately recover much of the per visitor cost of placing our advertising. If the majority of this cost can be recovered on an initial visit, we may build a substantial base of repeat users at a low cost.

    In addition to our Web-based efforts, we developed an award winning traditional campaign, utilizing print and television advertising. This integrated marketing effort resulted in our becoming a top personal finance destination.

    After spending substantially on our marketing to establish the bankrate.com brand in 1999, we plan to reduce marketing expenditures in 2000 to a maintenance level. We anticipate the majority of our future marketing efforts will be Web-based.

Advertising Sales

    Our advertising sales staff consists of salespeople and support staff. Most of our salespersons are located in our North Palm Beach corporate headquarters and we maintain two smaller satellite offices in New York and Los Angeles. Each salesperson is responsible for a designated geographic area covering the Southeast, Mid-Atlantic, New England, Great Lakes, Midwest, Great Plains, Northwest or Southwest regions of the United States. Salespeople sell advertising related to all of our internet Web sites and the Consumer Mortgage Guide. We believe our sales force is highly effective.

    Our salespeople present advertising solutions to potential advertisers using inventory created by our own Web sites, co-branded Web sites and through the CPNet college network. We believe this combined network of sites enhances value for advertisers and direct marketers by (1) alleviating the need to purchase a series of advertising campaigns from numerous Web sites, (2) providing advertisers and direct marketers with advertising opportunities on a wide variety Web pages containing business and personal finance content, and (3) providing targeted access to Internet users with desirable demographics. Advertisers and direct marketers can enhance the effectiveness of their campaigns by customizing advertising delivery on our networks within a particular content channel or across an entire network.

Advertising Alternatives

    Our advertisers can target prospective customers using three different approaches:

 .     targeting specific geographic and product areas, for example, mortgage rates in Atlanta, Georgia;

 .     targeting specific product channels, for example, all borrowers interested in the home equity channel; or

 .     general rotation throughout a particular site, such as bankrate.com or across our entire family of ilife.com Web sites.

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

    We also sell posters, which are oversize advertisements that contain more information than traditional advertisements. We position posters on certain pages so that they dominate the page. The actual price ranges from $120 to $135 CPM. Advertisers may also purchase sponsorship positions on the bankrate.com home page and the main page for each product channel. The cost of the sponsorship is based on banner rates for impressions received and ranges from $20 to $30 CPM. Advertisers can also sponsor an entire channel. In addition, we offer a reference bar above all rate tables. A reference bar is an advertising feature that contains tab references for consumers on such topics as insurance, credit reports, credit problems and moving rates. Users who click on the tabs are taken to an advertiser's Web site for answers to their particular questions or needs. The cost of these tab advertisements is approximately $20 CPM.

    Providing effective tools for managing advertising campaigns is essential to maintaining advertising relationships. We use a state-of-the-art program under license that allows our advertisers to monitor their spending on our Web sites in real-time for impressions received and clickthrough ratios generated.

Hyperlinks

    Financial institutions that are listed in our rate tables have the opportunity to hyperlink their listings. By clicking on the hyperlink, users are taken to the institution's Web site. A substantial benefit to advertisers with the hyperlink rate listing is that the hyperlinks are in fixed placement on the rate pages and are shown every time a user accesses a page. In contrast, banner advertisements are rotated based on the number of impressions purchased. Hyperlink fees are sold for three-month periods. The number of hyperlinked rate listings that can be added to a rate page is limited only by the number of institutions listed, while banner positions are limited by available space. The actual rates for hyperlinks range from $35 to $45 CPM.

Rate Alert E-Mail Sponsorships

    We issue weekly updates on mortgage rates via e-mail to customers who subscribe to this free service. Rate alerts are issued for credit card and savings account updates on a less-frequent basis. Advertisers can sponsor the e-mails with text listings that are hyperlinked to their Web site. The cost for sponsoring a rate alert is $0.25 per subscriber.

Chat Room Sponsorships

    We offer advertisers chat rooms in bankrate.com and theWhiz.com in which they may promote their spokespeople or products and acquire valuable real-time feedback from consumers. In these chat rooms, a moderator from theWhiz.com's staff screens questions from visitors. The advertiser or host then answers questions and receives "virtual focus group" feedback from users.

Advertisers

    We market to local advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country. No advertiser accounts for more than 10% of our revenues. As of December 31, 1999, we had approximately 260 graphical advertisers and 400 hyperlink advertisers. A representative sample of our national and regional advertisers includes:

        Abba Funding                   Mortgagebot.com
        American Express               Mortgage.com
        American Home Loans            Mackinac Savings
        Ameritrade                     MasterCard
        BankDirect                     Microsoft
        Bank of America                Mortgage Expo
        Capital One Bank               NetBank
        Crestar Mortgage               NextCard
        Downey Savings                 Next Direct
        First Union                    Pacific Shore Funding
        GMAC                           PNC Bank
        H. D. Vest                     Providian Financial
        Household Finance              Superior Bank
        Loansurf.com                   Wells Fargo


    All of the listed advertisers have been our customers for at least six months and are representative of the types of industries, as well as national and regional scope of our advertising base.

Competition

    We compete for advertising revenues across the broad category of personal finance information provided in traditional media such as newspapers, magazines, radio, and television and in the developing market for online financial publications. There are many competitors that have substantially greater resources than ilife.com. Our online competition includes the following:

   . personal finance sections of general interest sites such as Yahoo! and America Online;

   . personal finance destination sites such as MoneyCentral, Forbes, Business
     Week, Fortune, Smart Money, Kiplinger's and Money.com; and

   . e-commerce sites that provide bank and credit product information such as e-Loan and GetSmart.

    Competition in the online segment is generally directed at growing users and revenue using marketing and promotion to increase traffic to Web sites. We believe that original content and objective product information differentiate us from our competitors.

    As a direct seller of insurance products, Pivot.com competes with other insurance sales sites, as well as insurance aggregators.

Operations

    We host our proprietary Web sites and control all of our network operation from our principal office in North Palm Beach, Florida. Internet access is maintained through a fiber optic data circuit with AT&T. The computer equipment used to operate our Web sites is powered by uninterruptible power supply units and a generator.

Proprietary Rights

    Our proprietary intellectual property consists of our unique research and editorial content. We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure to protect this content.

Employees

    As of December 31, 1999, we had 237 full-time employees, of which 78 were in Web site operations, 34 in advertising sales and marketing, 29 in insurance agency operations, 45 in content research, 11 in advertising operations, 15 in information technology, 20 in administration and five in broadcast. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our employee relations to be good. All employees, with the exception of our subsidiary, Professional Direct Agency, Inc. (Pivot.com), are legally employed by Vincam Human Resources, Inc., and work for us under an employee leasing arrangement. See "Management - Employee Leasing."

Government Regulation of Insurance Business

    In most states, there are two broad categories of insurance agency licenses, one for property and casualty insurance and the other for life and health insurance. Ilife.com's wholly-owned subsidiary, Pivot an Ohio corporation, is licensed as a resident insurance agency for life and health and property and casualty insurance by the state of Ohio.

    Pivot has nonresident corporate life and health insurance licenses in 13 states. At least one employee of Pivot is individually licensed as a nonresident insurance agent in all 50 states for life and health insurance. Pivot is licensed as a nonresident corporate insurance agency for property and casualty insurance business in two states, it is applying for such licenses in an additional 38 states. One of Pivot's employee agents is currently individually licensed as a nonresident insurance agent for property and casualty insurance in 39 states and is in the process of applying for individual insurance agent licenses for property and casualty insurance in the remaining 11 states.

    Because of the lack of uniformity in state insurance agency licensing laws, a corporate insurance agency cannot obtain an insurance agency license in all 50 states. Some states do not issue insurance agency licenses to corporations but only issue insurance agent licenses to individuals. Other states issue corporate insurance agency licenses only if the state of residence of the applicant for a corporate insurance agency license applicant reciprocates by issuing corporate insurance agency licenses to insurance agencies resident in the foreign state. In some states where Pivot does not have a nonresident corporate insurance agency license, a Pivot agent is individually licensed in those states as a nonresident insurance agent and the Pivot employee agent transacts the business of Pivot where permitted. If any Pivot employee agent's employment with Pivot is terminated, Pivot may not be able to transact its business unless and until it has another employee who is individually licensed as a nonresident insurance agent in the states where Pivot does not hold a nonresident corporate insurance agency license. If a state in which Pivot does not hold a nonresident corporate insurance agency license determines that Pivot is transacting business in such state as an unlicensed insurance agency, Pivot could be subject to fines and prohibited from engaging in its insurance agency business in that state.

    It is not guaranteed that a state in which Pivot does not hold a nonresident corporate insurance agency license will not assert that Pivot is transacting business in such state as an unlicensed insurance agency.
Generally, commissions payable for the sale of insurance products in a given state cannot be paid to, or received by, a person or entity that is not licensed as an insurance agent or agency in such state, as applicable. There is no guarantee that a state in which Pivot does not hold a nonresident corporate insurance agency license will not assert that commissions assigned by Pivot employee agent to Pivot are an assignment of insurance commissions occurring in such state to an unlicensed corporate insurance agency. In the states in which Pivot does not hold a nonresident corporate insurance agency license, the insurance companies that have contracted with Pivot pay commissions to the Pivot employee agent, who then assigns such commissions to Pivot. If a state in which Pivot does not hold a nonresident corporate insurance agency license determines that Pivot is wrongfully receiving an assignment of insurance commissions in, or with respect to insurance policies sold in, that state as an unlicensed insurance agency, both Pivot and the subject Pivot employee agent could be subject to fines and prohibited from doing business in that state.

    Both the U.S. Congress and state insurance regulators have taken steps towards the adoption of uniform state insurance agent licensing laws. Under the Gramm-Leach-Bliley Act of 1999 ("GLBA), if a majority of the states have not adopted laws providing for a uniform state insurance agent licensing within three years of the passage of GLBA, then such a system, known as the National Association of Registered Agents and Brokers, would be implemented under GLBA. The National Association of Insurance Commissioner, an national association of the state insurance regulators which develops model insurance laws and regulations for adoption by state legislatures, has also promulgated a model law providing for uniform state insurance agent licensing.

Risk Factors that Could Impact Future Operating Results

We have a history of losses

  The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning January 2000 compared to the second half of 1999, and has current plans to sell CPNet.com by mid 2000. Based on these actions and the Company's current plan, we believe our existing liquidity and capital resources will be sufficient to satisfy our cash requirements into 2001. There are no assurances that such actions will ensure cash sufficiency into 2001 or that reducing marketing expenses would not potentially curtail revenue growth.

   The Company is also committed to rationalizing its ownership of ancillary, non-core business units that have historically had significant negative cash contributions. This effort could include: changing these non-core business units' strategy and/or focus, seeking out strategic or financial partners, selling/divesting these assets, or closing them. The beginning of these efforts is our current plan to sell CPNet.com. These actions should result in lower operating expenses, and may result in the Company receiving additional capital and/or equity in other companies. In addition, some of these actions, if taken, could result in material charges to operations and, could potentially result in lower that anticipated revenue growth

   The Company may consider additional options, which include, but are not limited to, the following: forming strategic partnerships or alliances; considering other strategic alternatives, including: a merger or sale of the Company, or an acquisition; or raising new debt and/or equity capital. There can be no assurance that we will be able to raise such funds or realize our strategic alternatives on favorable terms or at all.

   Further, due to the purported class-action lawsuit discussed in Note 12 which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending this matter which may impact our ability to manage the Company.

  We have incurred net losses in each of our last four fiscal years. We had an accumulated deficit of approximately $42 million as of December 31, 1999. Therefore, we believe that period-to-period comparisons of our financial results should not be relied on as an indication of our future performance. We anticipate that we will incur operating losses and negative cash flows in the foreseeable future due to high levels of planned expenditures to enhance our services, develop new content, build brand awareness and hire personnel to support our growth. We may also incur significant additional costs related to the acquisition of or technologies to respond to the constant change in our industry. These costs could have an adverse impact on our future financial condition and results of operations.

Our success depends upon Internet advertising revenue

    We expect to derive approximately 70% of our revenues for the foreseeable future through the sale of advertising space on our Internet Web pages. Any factors that limit the amount advertisers are willing to spend on advertising on our Web sites could have a material adverse effect on our business. These factors may include: (1) lack of standards for measuring Web site traffic or effectiveness of Web site advertising; (2) lack of established pricing models for Internet advertising; (3) failure of traditional media advertisers to adopt Internet advertising; (4) introduction of alternative advertising sources; and
(5) a lack of significant growth in Web site traffic.

    The Internet is a relatively new medium for advertising and its effectiveness is unproven. Demonstrating the effectiveness of advertising on our Web sites is critical to our ability to generate advertising revenue. Currently, there are no widely accepted standards to measure the effectiveness of Internet advertising, and we cannot be certain that such standards will develop sufficiently to support our growth through Internet advertising.

    Currently, a number of different pricing models are used to sell advertising on the Internet. Pricing models are typically either CPM-based (cost per thousand) or performance-based (cost per-click). We predominantly utilize the CPM-based model, which is based upon the number of advertisement impressions. The performance based, or per click, model is payable on each individual click even though it may take multiple advertisement impressions to generate one clickthrough. We cannot predict which pricing model, if any, will emerge as the industry standard. Therefore, it is difficult for us to project our future advertising rates and revenues. For instance, banner advertising, which is currently our primary source of online revenue, may not be an effective advertising method in the future. If we are unable to adapt to new forms of Internet advertising and pricing models, our business could be adversely affected.

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

Our success depends upon interest rate activity and mortgage refinancing

    During 1999, approximately 83% and 74% of our advertisement views and page views, respectively, were attributable to the bankrate.com site. Given that this site provides interest rate information for mortgages and other loans, credit cards and savings accounts, visitor traffic to this site may increase with interest rate movements and decrease with interest rate stability. Factors that have caused significant visitor fluctuations in the past have been Federal Reserve Board actions and general market conditions affecting home mortgage interest rates. During 1999, approximately 26% of advertisement views on bankrate.com were on its mortgage pages. Accordingly, the level of traffic to bankrate.com is can be dependent on the general level of interest rates as well as mortgage refinancing activity. A slowdown in mortgage production volumes could have a material adverse effect on our business.

    We believe that as we continue to develop Web site channels with broader personal finance topics, the percentage of overall ilife.com network traffic seeking mortgage information will remain stabilize at current levels. To accelerate the growth of traffic to sites other than bankrate.com, we are working with our syndication partners to program more intensively, and we are promoting these sites aggressively. We cannot assure you that we will be successful in these efforts.

Our success depends upon establishing and maintaining distribution arrangements

    Our business strategy includes the distribution of our content through the establishment of co-branded Web pages with high-traffic business and personal finance sections of online services and Web sites. A co-branded site is typically a custom version of our Web sites with the graphical look, feel, and navigation, of the other Web site. Providing access to these co-branded Web pages is a significant part of the value we offer to our advertisers. We compete with other Internet content providers to maintain our current relationships with other Web site operators and establish new relationships. In addition, as we expand our personal finance content, some of these Web site operators may perceive us as a competitor. As a result, they may be unwilling to promote distribution of our banking and credit content. For example, in June 1999, we learned that Quicken.com, which accounted for approximately 6% of our total site traffic during the three months ended March 31, 1999, would not be renewing its distribution agreement with us. We cannot guarantee you that our distribution arrangements will attract a sufficient number of users to support our current advertising model. During 1999, 36% of the traffic to our Web sites originated from the Web sites of operators with which we have distribution arrangements . In addition, our business could be adversely affected if we do not establish and maintain distribution arrangements on favorable economic terms.

Our success depends upon increasing brand awareness of our Web sites

    Although ilife.com and its predecessors have been in business since 1976, we commenced our Internet operations by introducing bankrate.com in 1996. Due to the limited operating history of our Internet operations, it is important that we develop brand awareness of our Web sites in order for them to be attractive to advertisers. The importance of our brand recognition will increase as competition in the Internet advertising market increases. As a result, developing and maintaining awareness of our Web sites by promoting our brand names is critical to maintaining our growth. As competing Web sites become established on the Internet, the cost of developing brand awareness increases significantly.

    Successfully promoting and positioning our Web sites and brand names will depend largely on the effectiveness of our marketing efforts and our ability to develop favorable traffic patterns to our Web sites.

    Therefore, we may need to modify our financial commitment to creating and maintaining brand awareness among users. If we fail to successfully promote our Web sites and brand names or if we incur significant expense in doing so, it could have a material adverse effect on our business.

Our markets are highly competitive

    We compete for Internet advertising revenues with a number of finance-related Web sites, such as MarketWatch.com, CNNfn.com, MoneyCentral, and Money.com and traditional publishers and distributors of personal finance content such as MSNBC, CNN, Money Magazine and USA Today. In addition, new competitors may easily enter this market as there are few barriers to entry. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Many competitors have complementary products or services that drive traffic to their Web sites. Increased competition could result in lower Web site traffic, advertising rate reductions, reduced margins or loss of market share, any of which would adversely affect our business. We cannot be certain that we will be able to compete successfully against current or future competitors.

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

Our ownership is heavily concentrated in our management

    Our officers and directors beneficially own approximately 71% of ilife.com's outstanding common stock. Peter C. Morse, our largest shareholder, beneficially owns approximately 41% of ilife.com's outstanding common stock. As a result, our officers and directors will be able to exercise control over all matters requiring shareholder approval. In particular, these controlling shareholders will have the ability to elect all of our directors and approve or disapprove significant corporate transactions. This control could be used to prevent or significantly delay another company or person from acquiring or merging with us.

Our rapid growth may strain our operations

    Since we began our Internet operations in 1996, we have expanded our operations significantly, and we may continue to do so. Our future expansion may place a significant strain on our management. To manage the expected growth of our operations and personnel, we may need to expand and improve our existing management, operational and financial systems. If we fail to expand and improve these systems in a timely manner, this failure could have a material adverse effect on our business.

Our new managers must work together effectively as a team

    We have recently added key managerial, technical and operations personnel. For example, our interim President and Chief Executive Officer was hired in 1999, our Senior Vice President-Administration was hired in 1998, and our Executive Vice President-Strategy and Acquisitions was hired in 1999. During this time, we also significantly increased our employee base. These new personnel must integrate themselves into our daily operations and work effectively as a team in order for us to be successful. We cannot be certain that this will occur in all instances.

Our success depends upon management and key employees

    Our success depends largely upon retaining the continued services of our executive officers and other key management and developing personnel as well as hiring and training additional employees. We have a number of key employees on whom we depend and who may be difficult to replace. Specifically, William P. Anderson, III, resigned as our President and Chief Executive Officer, in February 2000, and G. Cotter Cunningham was elected as interim President and Chief Executive Officer. We currently are conducting a search for a replacement for Mr. Anderson. Key employees include Edward V. Blanchard, Jr., Peter W. Minford and Robert J. DeFranco. All of our employees with the exception of our subsidiary, Professional Direct Agency, Inc. (Pivot.com) are employed by the Vincam Human Resources, Inc. under an employee leasing contract. This contract has a one-year term which expires on June 1, 2000. Beginning June 1, 2000, we plan to convert all leased employees into direct employees of ilife.com. A failure to retain our current key employees or to hire enough qualified employees to sustain our growth could have a material adverse effect on our business.

Our Articles of Incorporation and Bylaws, as well as Florida law, may prevent or delay a future takeover

    Our Articles of Incorporation and Bylaws may have the effect of delaying or preventing a merger or acquisition, or making such a transaction less desirable to a potential acquirer, even when shareholders may consider the acquisition or merger favorable. For example, our Articles of Incorporation and Bylaws provide that: (1) the board of directors has the authority, without shareholder approval, to issue up to 10,000,000 shares of preferred stock and to determine the rights (including voting rights) associated with such preferred stock (which issuance may adversely affect the market price of the common stock and the voting rights of the holders of common stock); (2) the board of directors is classified and directors have three-year terms; (3) cumulative voting for the election of directors is prohibited; (4) approval by 66 2/3% of the shareholders is required for material amendments to the Articles of Incorporation or Bylaws: and (5) certain procedures must be followed before matters can be proposed by shareholders for consideration at shareholder meetings. Florida law also contains "control share acquisition" and "affiliate transaction" provisions that may also delay, prevent, or discourage an acquisition of or merger with ilife.com.

We may encounter difficulties with future acquisitions

    We may acquire complementary Web sites and other content providers as a part of our business strategy. Any acquisitions may present a number of potential risks that could result in a material adverse effect on our business. These risks include the following: failure to integrate the technical operations and personnel in a timely and cost-effective manner; failure to retain key personnel of the acquired company; and assumption of unexpected material liabilities. In addition, we cannot assure you that we will be able to identify suitable acquisition candidates that are available for sale at reasonable prices.

    We may finance future acquisitions with debt financing, which would increase our debt service requirements, or through the issuance of additional common or preferred stock, which could result in dilution to our shareholders. We cannot assure you that we will be able to arrange adequate financing on acceptable terms.

Our results of operations may fluctuate significantly

    Our results of operations may fluctuate significantly in the future as a result of several factors, many of which are beyond our control. These factors include: (1) changes in fees paid by advertisers; (2) traffic levels on our Web sites, which can fluctuate significantly; (3) changes in the demand for Internet products and services; (4) changes in fee or revenue-sharing arrangements with our distribution partners; (5) our ability to enter into or renew key distribution agreements; (6) the introduction of new Internet advertising services by us or our competitors; (7) changes in our capital or operating expenses as we expand our operations; and (8) general economic conditions.

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

Our stock price may be volatile in the future

    The stock prices and trading volume of Internet-related companies have been extremely volatile. Accordingly, our stock price can be volatile as well. In addition, following periods of downward volatility in the market price of a company's securities, class action litigation is often brought against the Company. Downward volatility of our stock prices could lead to class action litigation, resulting in substantial costs and a diversion of our management's attention and resources.

ITEM 2.     PROPERTIES

    Our principal administrative, sales, Web operations, marketing and research functions are located in two buildings in North Palm Beach, Florida. One lease is for approximately 14,500 square feet which expires September 2000. The second lease is for 5,200 square feet which expires in September 2000 and has two four month renewal options. We currently plan to vacate the existing North Palm Beach properties at the expiration of their terms and we have signed a ten year lease to move into a 40,000 square foot facility. The Company also leases 5,600 square feet in Miami, Florida which is used for CPNet.com and Consejero.com Web operations. The Miami lease expires in December 2001. We also maintain an office in New York City which is principally used for administration, sales and the GreenMagazine.com editorial staff. The New York office lease expires in September 2006. Pivot leases 6,700 square feet in Columbus, Ohio which expires in September 2001.

ITEM 3.     LEGAL PROCEEDINGS

    On March 28, 2000, a purported class-action lawsuit was filed against the Company and certain of its directors and officers, its auditor and underwriters in the United States District Court for the Southern District of New York (Civil Action No. 00CIV.2337). The complaint, which seeks an unspecified amount of money damages, was filed by Brian DeMaria, a single stockholder, purportedly on behalf of all stockholders who purchased shares of our stock during the period from May 13, 1999 through March 27, 2000. The plaintiff alleges that the Company violated federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's financial results for the quarter ended March 31, 1999, in its registration statement and prospectus filed with the Securities and Exchange Commission in connection with the Company's initial public offering. More particularly, the plaintiff alleges, among other things, that the Company failed to disclose in its registration statement and prospectus the fact that the Company incurred a net loss of approximately $6 million in the quarter ended March 31, 1999. The plaintiff alleges that the information was not made public until May 24, 1999 when the Company issued a press release with respect to the results for that quarter. The Company contends that the loss for the quarter ended March 31, 1999 was properly disclosed. The Company intends to vigorously defend against the lawsuit.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

    The names, ages at December 31, 1999, and current positions of ilife.com's current executive officers are listed below in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. Unless otherwise stated, each executive officer has held their position for at least the last five years. All officers are elected for one year terms or until their respective successors are chosen. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

    G. Cotter Cunningham, 37, has served as interim President and Chief Executive Office of ilife.com, Inc. since February 25, 2000. Prior to that time, he served as Senior Vice President-Marketing and Sales of the Company since February 1999. From August 1997 to January 1999, Mr. Cunningham was Vice President and General Manager of Valentine McCormick Ligibel, Inc., an advertising agency specializing in new media. From August 1992 to July 1997, Mr. Cunningham was Vice President of Block Financial Corporation, where he created, launched and directed the CompuServe Visa and WebCard Visa credit card programs. Mr. Cunningham holds a B.S. in Economics from the University of Memphis and an M.B.A. from Vanderbilt University's Owen Graduate School of Management.

    Edward V. "Monty" Blanchard, Jr., 48, has served as Executive Vice President of ilife.com, Inc. since May 1999. Mr. Blanchard is responsible for identifying and consummating acquisitions and other strategic ventures for the Company. From 1986 to 1999, Mr. Blanchard was a member of the Financial Institutions Mergers & Acquisitions Group at Merrill Lynch & Co., Inc., serving as a Managing Director since 1990 and as Co-Head of the group from 1995-1997. From 1994, Mr. Blanchard also acted as a senior internal M&A Advisor and negotiator for a number of Merrill Lynch's major acquisitions. Mr. Blanchard has worked as an investment banker since 1979. He has a BA from Harvard College and an MBA from the University of North Carolina at Chapel Hill.

    Peter W. Minford, 42, has served as Chief Financial Officer, Senior Vice President-Administration and Corporate Secretary of ilife.com since February 1998. Mr. Minford is responsible for the areas of research, information systems, finance, administration and human resources. From August 1992 to February 1998, Mr. Minford served as Senior Vice President-Administration at The Bank of Tampa. Mr. Minford has held various senior management positions in commercial banking for over 19 years including roles in credit administration, commercial lending, general administration, compliance, operations and technology. Mr. Minford holds a B.S. in Finance from Florida State University and an M.B.A. from the University of South Florida.

    Robert J. DeFranco, 43, has served as Vice President - Finance and Chief Accounting Officer since March 1999. Mr. DeFranco is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. From 1978 to 1986 he was part of the commercial audit division of Arthur Andersen & Co., Miami, Florida, where he last served as senior audit manager for a variety of publicly held and privately held companies in industries including banking and other financial institutions, manufacturing, distribution and real estate development. From 1986 to 1999 he has held various positions in corporate accounting and finance for companies including Ocwen Financial Corporation from January 1998 through March 1999, SunTrust Banks, Inc. from February 1995 through December 1997, Ryder System, Inc. and Southeast Banking Corporation. His experience includes all aspects of corporate accounting and finance, internal and external financial reporting (including SEC reporting), mergers and acquisitions (analysis, integration and accounting), corporate reengineering, budgeting and forecasting and investor relations. Mr. DeFranco received a B.S. degree with a major in accounting from Florida State University in 1978.

    William P. Anderson, III, 50, served as President, Chief Executive Officer and director of ilife.com, Inc. from July 1997 until his departure in February 2000. Mr. Anderson was previously President and CEO of Block Financial Corporation, a subsidiary of H&R Block, Inc. engaged in consumer lending, software and online financial service delivery. He joined H&R Block as Vice President of Corporate Development. Anderson later served as Chief Financial Officer of the parent company. Prior to his tenure at H&R Block, he spent 19 years at KPMG Peat Marwick, beginning as an auditor and reaching the role of partner-in-charge of the national corporate finance practice within the management consulting department. Mr. Anderson holds a BS in mechanical engineering from Auburn University and an MBA from Emory University in Atlanta.

    Sara Campbell Taylor, 42, served as Sr. Vice President - Sales and Syndication until her departure from the Company in January 2000. She has worked for such firms as Chase Manhattan Bank, Dial Corporation, Ocwen Financial Corporation and most recently ABN AMRO Securities. Ms. Taylor holds a BS in Finance from Pennsylvania State University.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

      (a) ilife.com's Common Stock has been traded on the Nasdaq National Market under the symbol "ILIF" since May 13, 1999. Prior to that time there was no established market for the shares.

      The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated:

                                         Fiscal 1999
                                    High             Low
                                    ----             ---
          Second Quarter           $13.00           $6.13

          Third Quarter             $7.81           $3.81

          Fourth Quarter            $7.31           $3.38

    The closing sale price of the Company's Common Stock as reported by the Nasdaq National Market on March 31, 2000 was U.S. $2.625 per share.

    The number of shareholders of record of the Company's Common Stock as of March 31, 2000, was approximately 2,000.

    As of March 31, 2000, options to purchase 2,009,676 shares of our common stock were outstanding of which 246,567 were exercisable.

    The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

    On March 9, 1999, ilife.com issued a note to Antares Capital Fund II Limited Partnership for aggregate cash consideration of $1,000,000 that was converted into 6,784 shares of Series B Preferred Stock on April 9, 1999.

    On May 13, 1999, immediately prior to the closing of ilife.com's initial public offering of Common Stock, the holders of all of ilife.com's outstanding Series A Preferred Stock and Series B Preferred Stock were converted into an aggregate of 5,698,550 shares of Common Stock.

    The issuance of the securities in the transactions described above were deemed to be exempt from registration under the Securities Act in reliance on
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.

    Ilife.com issued stock options to purchase an aggregate of 236,720 shares to Julio Fernandez and Sherry Fernandez on January 7, 1999; Sara Campbell, Roberto Casin, G. Cotter Cunningham, Robert J. DeFranco, Sharon Giannotti, Linda Green, Joseph Jones, Peter Minford, Gilbert Morejon and Brian O'Connor on March 2, 1999; and Monica Lewman on March 12, 1999. No shares of common stock have been issued pursuant to the exercise of such options.

    The issuance of securities in the transaction described above was deemed to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 1999, the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997, and the consolidated balance sheet data as of December 31, 1999 and 1998, are derived from, and are qualified by reference to, the audited consolidated financial statements of ilife.com, Inc. included elsewhere in this Form 10-K. The consolidated statement of operations data for the year ended June 30, 1996, and the consolidated balance sheet data as of June 30, 1997 and 1996 have been derived from audited consolidated financial statements not included in this Form 10-K. The statement of operations data for the year ended June 30, 1995 and the balance sheet data as of June 30, 1995 are derived from unaudited consolidated financial statements not included in this Form 10-K. The unaudited consolidated financial statements have been prepared on substantially the same basis as the consolidated audited financial statements and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial position and results of operations for the period. Historical results are not necessarily indicative of results to be expected in the future.

                                                       Year     Six Months     Year        Year        Year       Year
                                                       Ended       Ended       Ended       Ended       Ended      Ended
                                                    December 3  December 31, June 30,    June 30,    June 30,   June 30,
                                                       1999         1998       1998        1997        1996       1995
                                                    ----------   ---------  ---------   ---------   ---------  ---------
Consolidated Statement of Operations Data:
(In thousands, except share and per share amounts)
Revenue:
        Online publishing                         $      8,497    $  1,809   $  1,282      $  485  $       70     $   --
        Print publishing and licensing                   3,473       1,660      2,559       2,058       1,558      1,109
        Other                                              148          --         --          --          --         --
                                                    ----------   ---------  ---------   ---------   ---------  ---------
                Total revenue                           12,118       3,469      3,841       2,543       1,628      1,109
                                                    ----------    --------- ---------   ---------    --------- ---------
Cost of operations:

        Online publishing                                     4,786             979             862             582              18
        Print publishing and licensing                        2,387           1,101           1,962           1,186             971
        Sales                                                 2,851             817             665              90              96
        Marketing                                            17,079             305             145               1              34
        Product research                                      2,984             916           1,216             721             508
        General and administrative expenses                   7,206             871           1,663             768             522
        Depreciation and amortization                           574              98              67              74              98
        Goodwill amortization                                   655              --              --              --              --
        Noncash stock based compensation                      3,305             669              89              --              --
                                                       ------------    ------------    ------------    ------------    ------------
                Total cost of operations                     41,827           5,756           6,669           3,422           2,247
                                                       ------------    ------------    ------------    ------------    ------------
                Loss from operations                        (29,709)         (2,287)         (2,828)           (879)           (619)
                                                       ------------    ------------    ------------    ------------    ------------
Other income (expense)                                          877             192              46             (77)            (53)
Noncash financing charge                                    (2,656)             --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
        Loss before income taxes                            (31,488)         (2,095)         (2,782)           (956)           (672)
Income taxes                                                     --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
Net loss                                                    (31,488)         (2,095)         (2,782)           (956)           (672)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value               (2,281)             --              --              --              --
Charge for conversion of nonredeemable convertible
  Series A preferred stock to redeemable                         --          (4,438)             --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
Net loss applicable to common stock                    $    (33,769)   $     (6,533)   $     (2,782)   $       (956)   $       (672)
                                                       ============    ============    ============    ============    ============
Basic and diluted net loss per share                   $      (3.34)   $      (1.63)   $      (0.72)   $      (0.20)   $      (0.13)
                                                       ============    ============    ============    ============    ============
Weighted average shares outstanding used in
  basic and diluted per-share calculation                10,113,928       4,018,700       3,846,200       4,743,590       5,000,000
                                                       ============    ============    ============    ============    ============

                                                                     As of                                  As of
                                                                  December 31,                             June 30,
                                                             1999            1998            1998            1997            1996
                                                         ----------       ---------       ---------       ---------       ---------
Consolidated Balance Sheet Data:
(In thousands)
Cash and cash equivalents                              $     22,504    $      1,633    $        910    $      1,783    $        --
Working capital                                              13,144             658             164             887          (1,649)
Total assets                                                 33,462           3,099           1,768           2,193             311
Subordinated note payable                                     4,350              --              --              --              --
Redeemable preferred stock                                       --          12,198              --              --              --
Total stockholders' equity (deficit)                         17,445         (10,985)            657           1,035          (1,508)

        Online publishing                                        --
        Print publishing and licensing                          884
        Sales                                                    --
        Marketing                                                23
        Product research                                        274
        General and administrative expenses                     404
        Depreciation and amortization                            69
        Goodwill amortization                                    --
        Noncash stock based compensation                         --
                                                       ------------
                Total cost of operations                      1,654
                                                       ------------
                Loss from operations                           (545)
                                                       ------------
Other income (expense)                                         (410)
Noncash financing charge                                         --
                                                       ------------
        Loss before income taxes                               (955)
Income taxes                                                     --
                                                       ------------
Net loss                                                       (955)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value                   --
Charge for conversion of nonredeemable convertible
  Series A preferred stock to redeemable                         --
                                                       ------------
Net loss applicable to common stock                    $       (955)
                                                       ============
Basic and diluted net loss per share                   $      (0.19)
                                                       ============
Weighted average shares outstanding used in
  basic and diluted per-share calculation                 5,000,000
                                                       ============

                                                           As of
                                                          June 30,
                                                            1995
                                                         ----------
Consolidated Balance Sheet Data:
(In thousands)
Cash and cash equivalents                              $         (4)
Working capital                                                (997)
Total assets                                                    273
Subordinated note payable                                       700
Redeemable preferred stock                                       --
Total stockholders' equity (deficit)                         (1,906)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate,""believe," "estimate," "predict," "potential,"or "continue," or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under Item 1. Business "Risk Factors That Could Impact Future Operating Results" and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

    Overview

    Ilife.com, Inc. creates, produces, broadcasts and syndicates personal finance information for the consumer through a broad portfolio of Web sites, print publications and television programs. The Company's wholly-owned subsidiary, Professional Direct Agency, Inc. ("Pivot"), is a virtual insurance agency and fulfillment/call center specializing in direct insurance sales over the Internet and through other direct media. The Company's personal finance portal, www.ilife.com, features original content that deals with financial planning, taxes, insurance, investing and banking. The portal serves as a gateway to ilife.com's family of Web sites and broadcast segments, including the award-winning bankrate.com, Pivot.com, theWhiz.com, IntelligentTaxes.com, Consejero.com, CPNet.com, GreenMagazine.com and the television version of "Cost of Life". The Company has decided to sell CPNet.com. Content from ilife.com is published on co-branded Internet sites through more than 90 relationships, including Snap.com/NBC Internet, Inc. (NASDAQ: NBCI), Yahoo! (NASDAQ: YHOO), CNN, America Online (NYSE: AOL) and Smart Money. The Company's original research is also distributed through more than 100 national, regional and local print publications. Ilife.com Web sites have approximately one million unique visitors per month, according to Media Metrix.

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

    In 1996, we started our online operations by displaying our editorially unbiased research through our Web site, bankrate.com. By offering our information online, we created new revenue opportunities through the sale of graphical and hyperlink advertising associated with our rate and yield tables. In 1997, we implemented a strategy to concentrate on building our online operations. Since that time, we have significantly expanded the scope and depth of bankrate.com and made investments in seven new online Internet Web sites: theWhiz.com, Consejero.com, CPNet.com, GreenMagazine.com, IntelligentTaxes.com, Pivot.com and our personal finance portal, ilife.com. Additionally, we formed a Broadcast Division which syndicates ilife.com branded television segments that reach an estimated 2.5 million viewers per week, according to the November
1999 Nielson ratings.

    We believe that the recognition of our research as a leading source of independent, objective information on banking and credit products is essential to our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are seeking to build greater brand awareness of all of our Web sites and to reach a greater number of online users.

    Recent Developments

    On April 12, 1999 our Board of Directors approved changing our fiscal year-end to December 31 from June 30.

  On August 20, 1999, the Company acquired Pivot pursuant to a Stock Purchase Agreement, dated August 20, 1999, by and between the Company, the shareholders of Pivot and The Midland Life Insurance Company ("Midland"), a note and warrant holder of Pivot (the "Agreement"), for approximately $4,744,000 including acquisition costs. Pursuant to the Agreement, the Company acquired a 100% interest in Pivot and as a result of the acquisition, Pivot became a wholly-owned subsidiary. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $4,609,000) was recorded as goodwill and is being amortized over three years, the expected benefit period.

   The total consideration paid in connection with the acquisition consisted of $290,000 in cash paid to the Pivot shareholders and a $4,350,000 five-year convertible subordinated note to Midland. The note bears interest at 10% and is due in one payment on August 20, 2004. Interest is due beginning on August 20, 2002 and thereafter every six months until conversion or payment in full. The note is convertible at any time by Midland into 625,000 shares of our common stock. The Company has the right to require conversion beginning any time after the earlier of (1) August 20, 2000 or (2) the date that the Company files a registration statement under the Securities Act of 1933, as amended (the "Act"), registering the conversion shares for sale under the Act; provided that, within the 55-day period immediately prior to the date the Company notifies Midland of the required conversion, the closing price of our common stock has been at least $10.00 per share for at least twenty consecutive trading days.

  On August 27, 1999, the Company acquired certain assets and assumed certain liabilities of Green pursuant to an Asset Purchase Agreement, dated August 27, 1999, by and among the Company, Green, Kenneth A. Kurson, John F. Packel and James Michaels (the "Agreement"), for approximately $831,000 including acquisition costs. Pursuant to the Agreement, the Company acquired the rights to all agreements, contracts, commitments, licenses, copyrights, trademarks and the subscriber/customer list of Green. Kenneth A. Kurson and John F. Packel were also employed by the Company. The total consideration paid was approximately $784,000 consisting of $200,000 in cash and 100,000 unregistered shares of the Company's common stock valued at approximately $584,000. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $883,000) was recorded as goodwill and is being amortized over three years, the expected benefit period.

  On April 5, 2000 Jeff M. Cunningham was appointed to the Company's Board of Directors as non-executive chairman. In accordance with the terms of a Stock Purchase Plan and Subscription Agreement entered into as of that date, Mr. Cunningham subscribed to purchase 431,499 shares of the Company's common stock for $997,841 in cash, or $2.3125 per share which was the closing price per share of the Company's common stock on April 5, 2000. In addition, on April 5, 2000 Mr. Cunningham was granted stock options under the 1999 Equity Compensation Plan to purchase 141,905 at $4.50 per share and 125,622 shares at $3.75 per share. The options vest over a 24 month period. The company will recognize compensation expense of approximately $217,000 over the vesting period.

    On November 12, 1999, we changed our name from "Intelligent Life Corporation" to "ilife.com, Inc." to more accurately reflect the Company's major revenue generating activities, which are derived from the Internet.

    Legal Proceedings

    On March 28, 2000, a purported class-action lawsuit was filed against the Company and certain of its directors and officers, its auditor and underwriters in the United States District Court for the Southern District of New York (Civil Action No. 00CIV.2337). The complaint, which seeks an unspecified amount of money damages, was filed by Brian DeMaria, a single stockholder, purportedly on behalf of all stockholders who purchased shares of our stock during the period from May 13, 1999 through March 27, 2000. The plaintiff alleges that the Company violated federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's financial results for the quarter ended March 31, 1999, in its registration statement and prospectus filed with the Securities and Exchange Commission in connection with the Company's initial public offering. More particularly, the plaintiff alleges, among other things, that the Company failed to disclose in its registration statement and prospectus the fact that the Company incurred a net loss of approximately $6 million in the quarter ended March 31, 1999. The plaintiff alleges that the information was not made public until May 24, 1999 when the Company issued a press release with respect to the results for that quarter. The Company contends that the loss for the quarter ended March 31, 1999. The Company intends to vigorously defend against the lawsuit.

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

    Depreciation and amortization represents the cost of capital asset acquisitions spread over their expected useful lives. These expenses are spread over three to seven years and are calculated on a straight-line basis.

    Goodwill amortization represents the excess of the purchase price over the fair market value of net assets acquired spread over the expected benefit periods which is between three to five years.

    Noncash stock based compensation represents expenses associated with stock grants to our officers and employees as additional compensation for their services.

    Other income (expense) is comprised of interest income on invested cash and interest expense. Also included is a noncash finance charge recorded upon the conversion of a note payable to a stockholder into shares of convertible preferred stock which, upon completion of our IPO, was subsequently converted into common stock.

   We have compared our results of operations for the years ended December 31, 1999 and 1998, and the years ended June 30, 1998 and 1997.

   The following table displays our results for the respective periods expressed as a percentage of total revenues.

                                                             Year     Six Months     Year        Year
                                                             Ended      Ended        Ended       Ended
                                                         December 31, December 31,  June 30,    June 30,
                                                              1999        1998        1998        1997
                                                            -------      ------      ------      ------
Revenue:
   Online publishing                                          70.1%       52.1%       33.4%       19.1%
   Print publishing and licensing                             28.7%       47.9%       66.6%       80.9%
   Other                                                       1.2%        0.0%        0.0%        0.0%
                                                            -------      ------      ------      ------
           Total revenue                                     100.0%       28.6%       31.7%       21.0%
                                                            -------      ------      ------      ------
Cost of operations:
   Online publishing                                          39.5%       28.2%       22.4%       22.9%
   Print publishing and  licensing                            19.7%       31.7%       51.1%       46.6%
   Sales                                                      23.5%       23.6%       17.3%        3.5%



   Marketing                                                 140.9%        8.8%        3.8%        0.1%
   Product research                                           24.6%       26.4%       31.7%       28.3%
   General and administrative expenses                        59.5%       25.1%       43.3%       30.2%
   Depreciation and amortization                               4.7%        2.8%        1.7%        2.9%
   Goodwill amortization                                       5.4%        0.0%        0.0%        0.0%
   Noncash stock based compensation                           27.3%       19.3%        2.3%        0.0%
                                                            -------      ------      ------      ------
         Total cost of operations                            345.2%      165.9%      173.7%      134.6%
                                                            -------      ------      ------      ------
         Loss from operations                               (245.2%)     (65.9%)     (73.7%)     (34.6%)
                                                            -------      ------      ------      ------

Other income (expense):
   Interest income                                             9.0%        0.5%        1.4%        0.1%
   Interest expense                                           (1.9%)      (0.4%)      (0.2%)      (3.4%)
   Noncash financing charge                                  (21.9%)       0.0%        0.0%        0.3%
   Other                                                       0.2%        5.3%        0.0%        0.0%
        Other income (expense), net                          (14.7%)       5.5%        1.2%       (3.0%)
                                                            -------      ------      ------      ------
   Loss before income taxes                                 (259.9%)     (60.4%)     (72.4%)     (37.6%)
Income taxes
Net loss                                                    (259.9%)     (60.4%)     (72.4%)     (37.6%)
                                                            -------      ------      ------      ------
Accretion of Convertible Series A and
  Series B preferred stock to redemption value               (18.8%)       0.0%        0.0%        0.0%

Charge for conversion of nonredeemable convertible
  Series A preferred stock to redeemable                       0.0%     (127.9%)       0.0%        0.0%
                                                            -------      ------      ------      ------
Net loss applicable to common stock                         (278.7%)    (188.3%)     (72.4%)     (37.6%)
                                                            =======      ======      ======      ======



Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   The following table displays selected financial data for the year ended December 31, 1999 and unaudited selected financial data for the years ended December 31, 1998 and 1997 for comparison and analysis purposes.

                                                         Year            Year            Year
                                                         Ended           Ended           Ended
                                                      December 31,     December 31,    December 31,
                                                          1999            1998            1997
                                                     ------------    ------------    ------------
                                                                     (Unaudited)      (Unaudited)
Consolidated Statement of Operations Data:
(In thousands, except share and per share amounts)
Revenue:
        Online publishing                            $      8,497    $      2,582    $        847
        Print publishing and licensing                      3,473           3,039           2,260
        Other                                                 148              --              --
                                                     ------------    ------------    ------------
                Total revenue                              12,118           5,621           3,107
                                                     ------------    ------------    ------------
Cost of operations:
        Online publishing                                   4,786           1,520             671
        Print publishing and licensing                      2,387           2,105           1,578
        Sales                                               2,851           1,365             159
        Marketing                                          17,079             432              19
        Product research                                    2,984           1,639             855
        General and administrative expenses                 7,206           1,840           1,278
        Depreciation and amortization                         574             140              67
        Goodwill amortization                                 655              --              --

        Noncash stock based compensation                    3,305             757              --
                                                     ------------    ------------    ------------
                Total cost of operations                   41,827           9,798           4,627
                                                     ------------    ------------    ------------
                Loss from operations                      (29,709)         (4,177)         (1,520)
                                                     ------------    ------------    ------------
Other income (expense)                                        877             203             (10)
Noncash financing charge                                  (2,656)             --              --
                                                     ------------    ------------    ------------
        Loss before income taxes                          (31,488)         (3,974)         (1,530)
                                                     ------------    ------------    ------------

Income taxes                                                   --              --              --
Net loss                                                  (31,488)         (3,974)         (1,530)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value             (2,281)             --              --
Charge for conversion of nonredeemable
  convertible Series A preferred stock to
  redeemable                                                   --          (4,438)             --
Net loss applicable to common stock                  $    (33,769)   $     (8,412)   $     (1,530)
                                                     ============    ============    ============
Basic and diluted net loss per share                 $      (3.34)   $      (2.14)   $      (0.35)
                                                     ============    ============    ============

Weighted average shares outstanding used in
  basic and diluted per-share calculation              10,113,928       3,925,597       4,383,586
                                                     ============    ============    ============

                                                                         As of
                                                                       December 31,
                                                          1999            1998            1997
                                                     ------------    ------------    ------------
Consolidated Balance Sheet Data:
(In thousands)
Cash and cash equivalents                            $     22,504    $      1,633    $      1,113
Working capital                                            13,144             658             564
Total assets                                               33,462           3,099           1,783
Subordinated note payable                                   4,350              --              --
Redeemable preferred stock                                     --          12,198              --
Total stockholders' equity (deficit)                        17,445         (10,985)          2,447


Revenue

  Total revenue for the year ended December 31, 1999 of $12,117,512 increased $6,495,983, or 116%, over the comparable period in 1998. Online publishing revenue increased $5,914,461, or 229%, to $8,496,905 and represented 70% of total revenue compared to 46% in 1998. These increases were due to higher levels of advertising sales and higher advertising rates facilitated by an increase in advertising inventory resulting from an increase in the number of distribution partners and higher overall site traffic. Additionally, in July 1999, the Company launched a multi-media integrated communications program to establish brand awareness and build site traffic. This program included a print advertising campaign with insertions in news, business, computer and personal finance publications; an online banner and sponsorship program; a comprehensive public relations program; and various media delivery systems including television. Beginning in January 2000, the Company substantially reduced its levels of spending on marketing compared to the second half of 1999,which could have the effect of substantially slowing down our revenue growth.

   Print publishing and licensing revenue increased $433,695, or 14%, to $4,785,889 due primarily to a $618,713, or 48%, increase in Consumer Mortgage Guide revenues. This increase was a result of an increased sales effort, higher rates charged per unit sale and an increase in the number of advertisers.


Cost of Operations

  Online publishing costs increased 215% to $4,785,889 for the year ended December 31, 1999 from $1,519,755 in the comparable period in 1998. This $3,266,134 increase was due to higher advertising costs, expenses incurred in promoting and staffing theWhiz.com, GreenMagazine.com and Consejero.com, increases in revenue sharing obligations and higher personnel costs.

  Print publishing and licensing costs increased 13% to $2,387,229 during the year ended December 31, 1999 from $2,104,960 in 1998, due primarily to higher revenue sharing payments to newspapers based on higher levels of revenue.

  Sales costs for the year ended December 31, 1999 were $1,485,559, or 109%, higher than 1998 due to higher human resource costs as a result of a doubling of the sales force staff, lead generators and telemarketers, and the opening of the Northern California and Chicago sales offices.

  Marketing expenses of $17,078,673 for the year ended December 31, 1999 were $16,646,246 higher than in 1998 primarily due to online advertising monies spent for bankrate.com, theWhiz.com, Consejero.com and GreenMagazine.com with the goal of driving more online traffic to our web sites. In July 1999, the Company launched a multi-media integrated communications program to establish brand awareness and build site traffic. This program included a print advertising campaign with insertions in news, business, computer and personal finance publications; an online banner and sponsorship program; a comprehensive public relations program; and various media delivery systems including television. Beginning in January 2000, the Company substantially reduced its levels of spending on marketing compared to the second half of 1999, which could have the effect of substantially slowing down our revenue growth.

  Product research costs increased $1,345,691, or 82%, for the year ended December 31, 1999 compared to 1998 due to higher personnel expenses to support the growth in hyperlinked advertisers, Consumer Mortgage Guide advertisers, new editorial newspaper tables and an expanded number of markets to support additional advertisements and co-branding. Additionally, quality control personnel have been added to lend support to this growth.

  General and administrative expenses of $7,206,075 for the year ended December 31, 1999 were $5,366,481, or 292%, higher than the comparable period in 1998 due primarily to higher human resource costs, facilities and professional services expenses supporting the growth in the business. Approximately $1,089,000 of this increase relates to Pivot which was acquired in August, 1999.

   Depreciation and amortization of $573,706 for the year ended December 31, 1999 was $433,637, or 310%, higher compared to 1998 due to purchases of software, computer equipment and components, and the acquisition of Pivot in August, 1999. Goodwill amortization of $557,541 and $98,124 is a result of the Pivot and Green acquisitions, respectively. Goodwill of $4,609,015 and $883,117 was recorded for Pivot and Green, respectively, and is being amortized over a three-year period.

  Noncash stock based compensation expense of $3,305,104 was recorded in the year ended December 31, 1999 compared to $757,563 in the same period in 1998. In 1999 and 1998, approximately $2,113,000 and $460,000, respectively, was recorded as a result of a variable stock option arrangement with our former President and Chief Executive Officer. The variable stock option arrangement was terminated in March 1999. Approximately $1,120,000 was recorded for options granted under the 1997 and 1999 Equity Compensation Plans during the first quarter of 1999 below fair market value on the date of grant. In 1998, compensation expense was recorded in connection with certain restricted stock grants.

  A noncash financing charge of $2,656,000 was recorded in March 1999 compared to none in 1998. In March 1999 one of the Series B convertible preferred stockholders loaned us $1,000,000, at 8% interest due April 9, 1999. If unpaid on April 9, 1999 the loan, plus accrued interest, converted to fully paid Series B convertible preferred stock at a conversion price of $2.97 per share. On April 9, 1999 the principal amount of the loan plus accrued interest was converted into 6,784 shares of Series B convertible preferred stock and, accordingly, the finance charge was recorded

  Interest income of $1,090,409 for the year ended December 31, 1999 was up from $36,006 in the comparable 1998 period due to investing the proceeds from our initial public offering in short-term, interest bearing instruments. Interest expense was up $213,855 over the comparable period in 1998 due to the increase in debt associated with equipment under capital leases and the 10% convertible subordinated note payable issued in connection with the Pivot acquisition.


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

    Marketing costs increased to $145,000 in fiscal 1998 from $1,485 in fiscal 1997, representing a 9,664% increase. The increase was due to the hiring of a public relations firm to promote our expanded online activities and the costs of creating and producing sales-materials for online advertising. Additional costs were incurred in fiscal 1998 when we purchased such advertising to test its effectiveness in increasing visitors to bankrate.corn.

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

Quarterly Results of Operations

    The following table presents certain unaudited quarterly statement of operations data for each of the last 8 quarters through the year ended December 31, 1999. The information has been derived from our unaudited consolidated financial statements. In the opinion of our management, the unaudited financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in this Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

                                                         Year Ended December 31, 1998

                                          March 31        June 30       September 30    December 31
                                          --------        --------        --------        --------
Online publishing                         $    328        $    446        $    817        $    992
Print publishing and licensing                 622             757             766             894
Other                                           --              --              --              --
                                          --------        --------        --------        --------
        Total revenue                          950           1,203           1,583           1,886

Online publishing                              210             331             458             521
Print publishing and licensing                 536             468             495             606
Sales                                          139             409             442             375
Marketing                                       47              80              49             256
Product research                               286             437             435             481
General and administrative expenses            422             546             426             445
Depreciation and amortization                   21              21              42              56
Goodwill amortization                           --              --              --             260
Noncash stock based compensation                --              89             409              --
                                          --------        --------        --------        --------
        Total cost of operations             1,661           2,381           2,756           3,000
                                          --------        --------        --------        --------
        Loss from operations                  (711)         (1,178)         (1,173)         (1,114)
                                                 8               3               5             187
                                                --              --              --              --
                                          --------        --------        --------        --------
                                          $   (703)       $ (1,175)       $ (1,168)       $   (927)
                                          ========        ========        ========        ========

                                                        Year Ended December 31, 1999

                                          March 31        June 30       September 30    December 31
                                          --------        --------        --------        --------
Online publishing                         $  1,370        $  1,926        $  2,417        $  2,785
Print publishing and licensing                 856             886             880             850
Other                                           --              --              36             111
                                          --------        --------        --------        --------
        Total revenue                        2,226           2,812           3,333           3,746

Online publishing                              672             945           1,235           1,933
Print publishing and licensing                 583             608             585             612
Sales                                          511             772             749             819
Marketing                                      714           1,987           6,274           8,104
Product research                               569             659             810             946
General and administrative expenses            577           1,162           1,858           3,610
Depreciation and amortization                   71             105             177             220
Goodwill amortization                           --              --             198             458
Noncash stock based compensation             1,908             711             351             335
                                          --------        --------        --------        --------
        Total cost of operations             5,605           6,949          12,237          17,037
                                          --------        --------        --------        --------
        Loss from operations                (3,379)         (4,137)         (8,904)        (13,291)
                                                 8             213             404             254
                                            (2,656)             --              --              --
                                          --------        --------        --------        --------
                                          $ (6,027)       $ (3,924)       $ (8,500)       $(13,037)
                                          ========        ========        ========        ========

Liquidity and Capital Resources

    ilife.com, Inc. has been funded using capital raised from shareholders, and most recently, from the proceeds of our initial public offering in May 1999. As of December 31, 1999, we had working capital of $13,143,967. Cash used in operating activities was $19,372,729, $1,207,153, $2,760,717 and $833,716 for
the year ended December 31, 1999, the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997, respectively, and was primarily for funding operating losses due to the continued expansion of our online publishing efforts through personnel acquisitions and marketing expenditures. Additionally, we funded approximately $1,014,000 of costs related to our IPO of stock during the year ended December 31, 1999.

    Cash used in investing activities was primarily for the purchase of computer and office equipment and furniture. Additionally, during the year ended December 31, 1999, cash was used to acquire CPNet.com, Pivot and certain assets and liabilities of Green Magazine, Inc. as well as certain other intellectual property rights.

    Net cash provided from financing activities in 1999 consisted of a $1,000,000 convertible promissory note to one of the Series B preferred stockholders which was subsequently converted to shares of Series B preferred stock and ultimately into common stock in connection with the IPO, as well as the net cash proceeds from our initial public offering of $42,315,000. Other financing activities included cash used for payments on capital lease liabilities. During the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997, cash flows from financing activities consisted primarily of the cash proceeds from the issuance of preferred stock.

    In connection with the acquisition of Pivot in August, 1999 the Company signed a $4,350,000 five-year convertible subordinated note payable to Pivot's former owner. The note bears interest at 10% and is due in one payment on August 20, 2004. Interest is due beginning August 20, 2002 and thereafter every six months until conversion or payment in full. The note is convertible at any time by the holder into 625,000 shares of our common stock.

  We have incurred net losses in each of our last four fiscal years. We had an accumulated deficit of approximately $42 million as of December 31, 1999. We anticipate that we will incur operating losses and negative cash flows in the foreseeable future due to high levels of planned expenditures to enhance our services, develop new content, build brand awareness and hire personnel to support our growth.

  The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning January 2000 compared to the second half of 1999, and has current plans to sell CPNet.com by mid 2000. Based on these actions and the Company's current plan, we believe our existing liquidity and capital resources will be sufficient to satisfy our cash requirements into 2001. There are no assurances that such actions will ensure cash sufficiency into 2001 or that reducing marketing expenses would not potentially curtail revenue growth.

   The Company is also committed to rationalizing its ownership of ancillary, non-core business units that have historically had significant negative cash contributions. This effort could include: changing these non-core business units' strategy and/or focus, seeking out strategic or financial partners, selling/divesting these assets, or closing them. The beginning of these efforts is our current plan to sell CPNet.com. These actions should result in lower operating expenses, and may result in the Company receiving additional capital and/or equity in other companies. In addition, some of these actions, if taken, could result in material charges to operations and, could potentially result in lower that anticipated revenue growth

  The Company may consider additional options, which include, but are not limited to, the following: forming strategic partnerships or alliances; considering other strategic alternatives, including: a merger or sale of the Company, or an acquisition ; or raising new debt and/or equity capital. There can be no assurance that we will be able to raise such funds or realize our strategic alternatives on favorable terms or at all.

  Further, due to the purported class-action lawsuit which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending this matter which may impact our ability to manage the Company.

taken, could result in material charges to operations and, in addition, could potentially result in lower that anticipated revenue growth.

    We believe that our existing liquidity and capital resources will be sufficient to satisfy our cash requirements for the foreseeable future. However, if the rationalization efforts previously mentioned do not effect positive change on our cash flow, based on the Company's current and anticipated future capital funding requirements cash resources would be materially depleted by the second quarter of 2001.

    The Company may consider additional options, which include, but are not limited to, the following: forming strategic partnerships or alliances; considering other strategic alternatives, including: a merger or sale of the Company, or an acquisition (as disclosed in our press release dated October 19, 1999); or raising new debt and/or equity capital. There can be no assurance that we will be able to raise such funds on favorable terms or at all.

    Further, due to the events surrounding the purported class-action lawsuit discussed in Note 13, although the Company believes the suit is without merit, management could be required to spend significant amounts of time and resources defending this matter which could further impact our ability to manage the Company.

Recent Accounting Pronouncements

    In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued and was adopted by the Company as of July 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (1) classify items of other comprehensive income by their nature in financial statements and (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. Comprehensive income equals the net loss for all periods presented.

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. The adoption of SOP 98-1 in the first quarter of 1999 did not have an impact on the Company's financial position, results of operations or cash flows.

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in the statement of operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the provision of SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively, and must be applied to (1) derivative instruments and (2) certain derivative instruments embedded in hybrid contracts that were issued acquired, or substantively modified after December 31, 1997. The Company has not yet determined the applicability SFAS No. 133.

Income Taxes

    Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of net operating loss carryforwards in future tax returns, have placed a valuation allowance against its otherwise recognizable deferred tax assets. At December 31, 1999, we had approximately $32,624,000 of net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Intelligent Life's net operating loss carryforwards expire from 2012 through 2019. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and the acquisition of Pivot in August 1999, future utilization of our net operating loss carryforwards will be subject to certain limitations or annual restrictions. See Note 9 of Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

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

    Additionally, we have been advised that all of our mission critical operating software has been tested by the manufacturers as well as internally tested. All of the mission critical hardware and software passed our predetermined Year 2000 criteria for compliance.

    Our business is also dependent upon the computer-controlled systems of third parties such as suppliers, customers and service providers. A systemic failure outside of our control, such as a prolonged loss of Internet, telecommunications, electrical or telephone services could prevent users from accessing our web sites, which could have a material adverse effect on our business.

    We have experienced no material Year 2000 problems in the brief period since January 1, 2000. We continue to monitor our systems for Year 2000 compliance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Risk

    The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk as the interest paid on such investments fluctuates with the prevailing interest rates. As of December 31, 1999 all of our cash equivalents mature in three months or less.

    Exchange Rate Sensitivity

    Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
                                                                          PAGE

Reports of Independent Auditors..........................................

Consolidated Balance Sheets as of December 31, 1999 and 1998.............

Consolidated Statements of Operations for the Year Ended
  December 31, 1999, the Six Months Ended December 31, 1998, and the
  Years Ended June 30, 1998 and 1997.....................................

Consolidated Statements of Redeemable Stock and Stockholders' Equity
  (Deficit)for the Year Ended December 31, 1999, the Six Months Ended
   December 31, 1998, and the Years Ended June 30, 1998 and 1997.........

Consolidated Statements of Cash Flows for the Year Ended
  December 31, 1999, the Six Months Ended December 31, 1998, and the
  Years Ended June 30, 1998 and 1997.....................................

Notes to Consolidated Financial Statements...............................

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
ilife.com, Inc.:

We have audited the accompanying consolidated balance sheets of ilife.com, Inc. (formerly Intelligent Life Corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, redeemable stock and stockholders' equity (deficit) and cash flows for the year ended December 31, 1999, the six months ended December 31, 1998, and the year ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ilife.com, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, the six months ended December 31, 1998, and the year ended June 30, 1998 in conformity with generally accepted accounting principles.

                                                      KPMG LLP

Atlanta, Georgia
January 28, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
ilife.com, Inc.:

   We have audited the accompanying balance sheet of ilife.com, Inc. (formerly Intelligent Life Corporation), as of June 30, 1997, and the related statements of operations, redeemable stock and stockholder's equity (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimated by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ilife.com, Inc. (formerly Intelligent Life Corporation) as of June 30, 1997,and the results of its operations and its cash flows of for the two years then ended in conformity with generally accepted accounting principles.

                                          Thomas & Clough Co., P.A.

Palm Beach, Florida
July 23, 1998
                         ilife.com, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                                                      December 31,    December 31,
                                                                                                          1999            1998
                                                                                                      ------------    ------------
            Assets

Cash and cash equivalents                                                                             $ 22,503,540    $  1,633,100
Accounts receivable, net of allowance for doubtful accounts
  of $235,000 and $24,847 at December 31, 1999 and 1998, respectively                                    1,480,904         538,536
Other current assets                                                                                       383,292         109,488
                                                                                                      ------------    ------------

            Total current assets                                                                        24,367,736       2,281,124

Furniture, fixtures and equipment, net                                                                   2,488,394         813,659

Intangible assets, net                                                                                   5,051,373           4,569

Other assets                                                                                             1,554,254              --
                                                                                                      ------------    ------------

            Total assets                                                                              $ 33,461,757    $  3,099,352
                                                                                                      ============    ============

            Liabilities, Redeemable Stock and Stockholders' Equity (Deficit)

Liabilities:
  Accounts payable                                                                                    $  2,758,166    $    308,667
  Accrued stock compensation expense                                                                     1,159,309              --
  Other accrued expenses                                                                                 6,170,267         588,212
  Deferred revenue                                                                                         659,392         612,660
  Current portion of obligations under capital leases                                                      229,740         113,405
  Other current liabilities                                                                                246,895              --
                                                                                                      ------------    ------------

            Total current liabilities                                                                   11,223,769       1,622,944

10% Convertible subordinated note payable                                                                4,350,000              --
Other liabilities                                                                                          442,543         263,009
                                                                                                      ------------    ------------

            Total liabilities                                                                           16,016,312       1,885,953
                                                                                                      ------------    ------------

Commitments and contingencies

Redeemable Convertible Series A preferred stock, noncumulative, par value
   $.01 per share, liquidation value $65 per share, stated at redemption value -- 90,000 shares authorized; no shares issued or outstanding at
   December 31, 1999 and 89,612 shares issued and outstanding at
   December 31, 1998                                                                                            --      10,215,768

Redeemable Convertible Series B preferred stock, noncumulative, par value $.01 per share, liquidation value $114 per share, stated at redemption value -- 30,000 shares authorized;
   no shares issued or outstanding at December 31, 1999 and 17,575 shares issued and outstanding at
   December 31, 1998                                                                                            --       1,982,535

Redeemable Common Stock:
     Redeemable common stock, par value $.01 per share, redemption value $0.52 per share --
     no shares issued or outstanding at December 31, 1999 and 454,170 shares issued and outstanding
     at December 31, 1998                                                                                       --         236,168
    Loan receivable for redeemable common stock                                                                 --        (236,168)

Stockholders' equity (deficit):
     Preferred stock, 10,000,000 shares authorized and undesignated                                             --              --
     Common stock, par value $.01 per share-- 100,000,000 shares authorized; 13,540,988 and
     4,053,200 shares issued and outstanding at December 31, 1999 and 1998, respectively                   135,410          40,532

Additional paid in capital                                                                              59,543,111              --
Unamortized stock compensation expense                                                                          --        (280,690)
Accumulated deficit                                                                                    (42,233,076)    (10,744,746)
                                                                                                      ------------    ------------
            Total stockholders' equity (deficit)                                                        17,445,445     (10,984,904)
                                                                                                      ------------    ------------

            Total liabilities stockholders' equity (deficit)                                          $ 33,461,757    $  3,099,352
                                                                                                      ============    ============

See accompanying notes to consolidated financial statements.

                         ilife.com, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                                                          Six Months
                                                     Year Ended             Ended              Year Ended            Year Ended
                                                  December 31, 1999    December 31, 1998      June 30, 1998        June 30, 1997
                                                 ------------------    -----------------      -------------        -------------
Revenue:
     Online publishing                               $  8,496,905         $  1,808,877         $  1,281,284         $    484,511
     Print publishing and licensing                     3,472,780            1,660,314            2,559,293            2,058,045
     Other                                                147,827                   --                   --                   --
                                                     ------------         ------------         ------------         ------------
                     Total revenue                     12,117,512            3,469,191            3,840,577            2,542,556
                                                     ------------         ------------         ------------         ------------

Cost of operations:
     Online publishing                                  4,785,889              978,964              862,007              582,399
     Print publishing and licensing                     2,387,229            1,100,693            1,961,714            1,185,969
     Sales                                              2,850,669              817,403              665,007               89,848
     Marketing                                         17,078,673              304,919              145,632                1,485
     Product research                                   2,984,283              915,961            1,215,888              720,508
     General and administrative expenses                7,206,075              871,057            1,663,728              767,957
     Depreciation and amortization                        573,706               98,491               66,666               73,754
     Goodwill amortization                                655,665                   --                   --                   --
     Noncash stock based compensation                   3,305,104              669,000               88,563                   --
                                                     ------------         ------------         ------------         ------------
                     Total cost of operations          41,827,293            5,756,488            6,669,205            3,421,920
                                                     ------------         ------------         ------------         ------------
                     Loss from operations             (29,709,781)          (2,287,297)          (2,828,628)            (879,364)
                                                     ------------         ------------         ------------         ------------

Other income (expense):
     Interest income                                    1,090,409               18,924               52,351                2,141
     Interest expense                                    (232,504)             (12,433)              (6,216)             (85,870)
     Noncash financing charge                          (2,656,000)                  --                   --                7,473
     Other                                                 19,546              185,588                   --                   --
                                                     ------------         ------------         ------------         ------------
                     Other income (expense), net       (1,778,549)             192,079               46,135              (76,256)
                                                     ------------         ------------         ------------         ------------
     Loss before income taxes                         (31,488,330)          (2,095,218)          (2,782,493)            (955,620)

Income taxes                                                   --                   --                   --                   --
                                                     ------------         ------------         ------------         ------------
Net loss                                              (31,488,330)          (2,095,218)          (2,782,493)            (955,620)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value         (2,281,000)                  --                   --                   --
Charge for conversion of nonredeemable convertible
  Series A preferred stock to redeemable                       --           (4,438,141)                  --                   --
                                                     ------------         ------------         ------------         ------------
Net loss applicable to common stock                  $(33,769,330)        $ (6,533,359)        $ (2,782,493)        $   (955,620)
                                                     ============         ============         ============         ============

Basic and diluted net loss per share                 $      (3.34)        $      (1.63)        $      (0.72)        $      (0.20)
                                                     ============         ============         ============         ============

Weighted average shares outstanding used in
  basic and diluted per-share calculation              10,113,928            4,018,700            3,846,000            4,743,590
                                                     ============         ============         ============         ============

See accompanying notes to consolidated financial statements.

                         ilife.com, Inc. and Subsidiary
 Consolidated Statements of Redeemable Stock and Stockholders' Equity (Deficit)

                                                                Redeemable                     Redeemable
                                                         Convertible Series A              Convertible Series B
                                                             Preferred Stock                  Preferred Stock
                                                          Shares           Amount          Shares           Amount
                                                        ------------    ------------    ------------    ------------
Balances, June 30, 1996                                           --    $         --              --    $         --

  Stockholder loans contributed to capital                        --              --              --              --

  Exchange of common stock for preferred stock
    by principal stockholder                                      --              --              --              --

  Issuance of preferred stock, net of issuance costs              --              --              --              --

  Net loss for the period                                         --              --              --              --

  Reclassification of accumulated deficit to
    additional paid in capital due to change from
    S corporation to C corporation                                --              --              --              --
                                                        ------------    ------------    ------------    ------------
Balances, June 30, 1997                                           --              --              --              --

  Issuance of preferred stock, net of issuance costs              --              --              --              --

  Stockholder loans converted to preferred stock                  --              --              --              --

  Redeemable common stock issued                                  --              --              --              --

  Compensation expense related to common stock
    vesting                                                       --              --              --              --

  Net loss for the period                                         --              --              --              --
                                                        ------------    ------------    ------------    ------------
Balances, June 30, 1998                                           --              --              --              --

  Issuance of common stock                                        --              --              --              --

  Compensation expense related to common stock grants             --              --              --              --

  Issuance of preferred stock, net of issuance costs              --              --          17,575       1,982,535

  Conversion of nonredeemable convertible Series A
    preferred stock to redeemable                             89,612      10,215,768              --              --

  Net loss for the period                                         --              --              --              --
                                                        ------------    ------------    ------------    ------------
Balances, December 31, 1998                                   89,612      10,215,768          17,575       1,982,535

  Accretion of Series A and Series B preferred stock
    to redemption value                                           --       1,908,000              --         373,000

  Conversion of Series A and Series B preferred
    stock to common stock                                    (89,612)    (12,123,768)        (17,575)     (2,355,535)

Issuance and conversion of promissory note to
  Series B preferred stock and conversion of Series B
  preferred stock to common stock                                 --              --              --              --

Foregiveness of note receivable for redeemable
  common stock, reclassification of redeemable
  common stock to common stock, cancellation of the
  put right associated with such shares and
  reacquisition of forfeited shares                               --              --              --              --

Initial public offering of common stock                           --              --              --              --

Compensation relating to stock grants                             --              --              --              --

Common stock issued for the acquisition of
  Green Magazine, Inc.                                            --              --              --              --

Net loss for the period                                           --              --              --              --
                                                        ------------    ------------    ------------    ------------
Balances, December 31, 1999                                       --    $         --              --    $         --
                                                        ============    ============    ============    ============

                                                                   Redeemable Common Stock                  Convertible Series A
                                                                                            Note               Preferred Stock
                                                            Shares         Amount        Receivable        Shares         Amount
                                                        ------------    ------------    ------------    ------------   ------------
Balances, June 30, 1996                                           --    $         --    $         --              --   $         --

  Stockholder loans contributed to capital                        --              --              --              --             --

  Exchange of common stock for preferred stock
    by principal stockholder                                      --              --              --          23,076      1,499,940

  Issuance of preferred stock, net of issuance costs              --              --              --          30,770       1,962,168

  Net loss for the period                                         --              --              --              --             --

  Reclassification of accumulated deficit to
    additional paid in capital due to change from
    S corporation to C corporation                                --              --              --              --             --
                                                        ------------    ------------    ------------    ------------   ------------
Balances, June 30, 1997                                           --              --              --          53,846      3,462,108

  Issuance of preferred stock, net of issuance costs              --              --              --          28,074      1,815,519

  Stockholder loans converted to preferred stock                  --              --              --           7,692        500,000

  Redeemable common stock issued                             454,170         236,168        (236,168)             --             --

  Compensation expense related to common stock
    vesting                                                       --              --              --              --             --

  Net loss for the period                                         --              --              --              --             --
                                                        ------------    ------------    ------------    ------------   ------------
Balances, June 30, 1998                                      454,170         236,168        (236,168)         89,612      5,777,627

  Issuance of common stock                                        --              --              --              --             --

  Compensation expense related to common stock grants             --              --              --              --             --

  Issuance of preferred stock, net of issuance costs              --              --              --              --             --

  Conversion of nonredeemable convertible Series A
    preferred stock to redeemable                                 --              --              --         (89,612)    (5,777,627)

  Net loss for the period                                         --              --              --              --             --
                                                        ------------    ------------    ------------    ------------   ------------
Balances, December 31, 1998                                  454,170         236,168        (236,168)             --             --

  Accretion of Series A and Series B preferred stock
    to redemption value                                           --              --              --              --             --

  Conversion of Series A and Series B preferred
    stock to common stock                                         --              --              --              --             --

Issuance and conversion of promissory note to
  Series B preferred stock and conversion of Series B
  preferred stock to common stock                                 --              --              --              --             --

Foregiveness of note receivable for redeemable
  common stock, reclassification of redeemable
  common stock to common stock, cancellation of the
  put right associated with such shares and
  reacquisition of forfeited shares                         (454,170)       (236,168)        236,168              --             --

Initial public offering of common stock                           --              --              --              --             --

Compensation relating to stock grants                             --              --              --              --             --

Common stock issued for the acquisition of
  Green Magazine, Inc.                                            --              --              --              --             --

Net loss for the period                                           --              --              --              --             --
                                                        ------------    ------------    ------------    ------------   ------------
Balances, December 31, 1999                                       --    $         --    $         --              --     $       --
                                                        ============    ============    ============    ============   ============

                                                                                                        Unamortized
                                                                                        Additional         Stock
                                                              Common Stock                Paid in       Compensation
                                                          Shares          Amount          Capital         Expense
                                                        ------------    ------------    ------------    ------------
Balances, June 30, 1996                                    5,000,000    $     50,000    $    535,000    $         --

  Stockholder loans contributed to capital                        --              --       1,536,922              --

  Exchange of common stock for preferred stock
    by principal stockholder                              (1,153,800)        (11,538)     (1,488,402)             --

  Issuance of preferred stock, net of issuance costs              --              --              --              --

  Net loss for the period                                         --              --              --              --

  Reclassification of accumulated deficit to
    additional paid in capital due to change from
    S corporation to C corporation                                --              --        (583,520)             --
                                                        ------------    ------------    ------------    ------------
Balances, June 30, 1997                                    3,846,200          38,462              --              --

  Issuance of preferred stock, net of issuance costs              --              --              --              --

  Stockholder loans converted to preferred stock                  --              --              --              --

  Redeemable common stock issued                                  --              --         354,253        (354,253)

  Compensation expense related to common stock
    vesting                                                       --              --              --          88,563

  Net loss for the period                                         --              --              --              --
                                                        ------------    ------------    ------------    ------------
Balances, June 30, 1998                                    3,846,200          38,462         354,253        (265,690)

  Issuance of common stock                                   207,000           2,070         266,930        (269,000)

  Compensation expense related to common stock grants             --              --         415,000         254,000

  Issuance of preferred stock, net of issuance costs              --              --              --              --

  Conversion of nonredeemable convertible Series A
    preferred stock to redeemable                                 --              --      (1,036,183)             --

  Net loss for the period                                         --              --              --              --
                                                        ------------    ------------    ------------    ------------
Balances, December 31, 1998                                4,053,200          40,532              --        (280,690)

  Accretion of Series A and Series B preferred stock
    to redemption value                                           --              --       2,281,000)             --

  Conversion of Series A and Series B preferred
    stock to common stock                                  5,359,350          53,593      14,425,710              --

Issuance and conversion of promissory note to
  Series B preferred stock and conversion of Series B
  preferred stock to common stock                            339,200           3,392       3,659,608              --

Foregiveness of note receivable for redeemable
  common stock, reclassification of redeemable
  common stock to common stock, cancellation of the
  put right associated with such shares and
  reacquisition of forfeited shares                          189,238           1,893       1,890,417         220,690

Initial public offering of common stock                    3,500,000          35,000      41,265,596              --

Compensation relating to stock grants                             --              --              --          60,000

Common stock issued for the acquisition of
  Green Magazine, Inc.                                       100,000           1,000         582,780              --

Net loss for the period                                           --              --              --              --
                                                        ------------    ------------    ------------    ------------
Balances, December 31, 1999                               13,540,988    $    135,410    $ 59,543,111    $         --
                                                        ============    ============    ============    ============

                                                                           Total
                                                                       Stockholders'
                                                        Accumulated        Equity
                                                          Deficit         (Deficit)
                                                        ------------    ------------
Balances, June 30, 1996                                 $ (2,092,977)   $ (1,507,977)

  Stockholder loans contributed to capital                        --       1,536,922

  Exchange of common stock for preferred stock
    by principal stockholder                                      --              --

  Issuance of preferred stock, net of issuance costs              --       1,962,168

  Net loss for the period                                   (955,620)       (955,620)

  Reclassification of accumulated deficit to
    additional paid in capital due to change from
    S corporation to C corporation                           583,520              --
                                                        ------------    ------------
Balances, June 30, 1997                                   (2,465,077)      1,035,493

  Issuance of preferred stock, net of issuance costs              --       1,815,519

  Stockholder loans converted to preferred stock                  --         500,000

  Redeemable common stock issued                                  --              --

  Compensation expense related to common stock
    vesting                                                       --          88,563

  Net loss for the period                                 (2,782,493)     (2,782,493)
                                                        ------------    ------------
Balances, June 30, 1998                                   (5,247,570)        657,082

  Issuance of common stock                                        --              --

  Compensation expense related to common stock grants             --         669,000

  Issuance of preferred stock, net of issuance costs              --              --

  Conversion of nonredeemable convertible Series A
    preferred stock to redeemable                         (3,401,958)    (10,215,768)

  Net loss for the period                                 (2,095,218)     (2,095,218)
                                                        ------------    ------------
Balances, December 31, 1998                              (10,744,746)    (10,984,904)

  Accretion of Series A and Series B preferred stock
    to redemption value                                           --      (2,281,000)

  Conversion of Series A and Series B preferred
    stock to common stock                                         --      14,479,303

Issuance and conversion of promissory note to
  Series B preferred stock and conversion of Series B
  preferred stock to common stock                                 --       3,663,000

Foregiveness of note receivable for redeemable
  common stock, reclassification of redeemable
  common stock to common stock, cancellation of the
  put right associated with such shares and
  reacquisition of forfeited shares                               --       2,113,000

Initial public offering of common stock                           --      41,300,596

Compensation relating to stock grants                             --          60,000

Common stock issued for the acquisition of
  Green Magazine, Inc.                                            --         583,780

Net loss for the period                                  (31,488,330)    (31,488,330)
                                                        ------------    ------------
Balances, December 31, 1999                             $(42,233,076)   $ 17,445,445
                                                        ============    ============

See accompanying notes to consolidated financial statements.

                         ilife.com, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                                                  Six Months
                                                                              Year Ended            Ended
                                                                           December 31, 1999   December 31, 1998
                                                                           -----------------   -----------------
Cash flows used in operating activities:
  Net loss                                                                    $(31,488,330)      $ (2,095,218)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                                1,229,371             98,491
    Noncash stock compensation                                                   3,305,104            669,000
    Noncash financing charge                                                     2,656,000                 --
    Allowance for doubtful accounts                                                210,153                 --
    Changes in operating assets and liabilities:
        Increase in accounts receivable                                         (1,156,584)          (216,021)
        (Increase) decrease in other assets                                     (1,895,649)           (84,375)
        Increase (decrease) in accounts payable                                  2,187,572            102,876
        Increase in accrued expenses                                             5,366,537            181,554
        Increase in other current liabilities                                      311,027               --
        Increase (decrease) in deferred revenue                                     (5,174)           136,540
                                                                              ------------       ------------
          Total adjustments                                                     12,115,601            888,065
                                                                              ------------       ------------
          Net cash used in operating activities                                (19,372,729)        (1,207,153)
                                                                              ------------       ------------
Cash flows used in investing activities:

  Purchases of equipment                                                        (1,395,079)           (26,875)
  Acquisitions, net of cash acquired                                              (536,983)                --
                                                                              ------------       ------------
                    Net cash used in investing activities                       (1,932,062)           (26,875)
                                                                              ------------       ------------
Cash flows from financing activities:
  Loans from stockholders                                                        1,000,000                 --
  Principal payments on capital lease obligations                                 (218,156)           (25,834)
  Proceeds from issuance of preferred stock                                             --          1,982,535
  Proceeds from issuance of common stock                                        41,300,631                 --
                                                                              ------------       ------------
                    Net cash provided by financing activities                   42,082,475          1,956,701
                                                                              ------------       ------------

                    Net increase (decrease) in cash and cash equivalents        20,870,440            722,673
Cash and equivalents, beginning of period                                        1,633,100            910,427
                                                                              ------------       ------------
Cash and equivalents, end of period                                           $ 22,503,540       $  1,633,100
                                                                              ============       ============

 Supplemental disclosures of cash flow information:

  Cash paid during the period for interest                                    $     74,641       $     12,433
                                                                              ============       ============

Supplemental schedule of noncash investing and finance activities:

  Equipment acquired under capital leases                                     $    314,000       $    380,000
                                                                              ============       ============

  Accounts payable related to recapitalization and issuance of stock          $         --       $         --
                                                                              ============       ============

  Stockholder loans contributed to capital for preferred stock                $         --       $         --
                                                                              ============       ============

Conversion of nonredeemable convertible Series A preferred stock
    to redeemable and related charge                                          $         --       $ 14,653,909
                                                                              ============       ============

  Accretion of Series A and Series B preferred stock to redemption value      $  2,281,000       $         --
                                                                              ============       ============

  Conversion of Series A and Series B preferred stock to common stock         $ 14,479,303       $         --
                                                                              ============       ============

  Issuance of common stock for business acquired                              $    584,000       $         --
                                                                              ============       ============

  Convertible subordinated note issued in connection with
    business acquired                                                         $  4,350,000       $         --
                                                                              ============       ============
                                                                            Year Ended         Year Ended
                                                                          June 30, 1998      June 30, 1997
                                                                          -------------      -------------
Cash flows used in operating activities:
  Net loss                                                                 $ (2,782,493)      $   (955,620)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                                66,666             73,754
    Noncash stock compensation                                                   88,563                 --
    Noncash financing charge                                                         --                 --
    Changes in operating assets and liabilities:
        Increase in accounts receivable                                         (42,451)          (109,793)
        Increase in deferred initial public offering costs                           --                 --
        (Increase) decrease in other assets                                     (22,305)             7,480
        Increase (decrease) in accounts payable                                (168,214)            59,238
        Increase in accrued expenses                                            118,932            218,705
        Increase in other current liabilities                                        --                 --
        Increase (decrease) in deferred revenue                                 (19,415)          (127,480)
                                                                           ------------       ------------
          Total adjustments                                                      21,776            121,904
                                                                           ------------       ------------
          Net cash used in operating activities                              (2,760,717)          (833,716)
                                                                           ------------       ------------
Cash flows used in investing activities:

  Purchases of equipment                                                       (407,203)           (90,501)
  Acquisitions, net of cash acquired                                                 --                 --
                                                                           ------------       ------------
                    Net cash used in investing activities                      (407,203)           (90,501)
                                                                           ------------       ------------
Cash flows from financing activities:
  Loans from stockholders                                                       500,000            687,000
  Principal payments on capital lease obligations                                    --                 --
  Proceeds from issuance of preferred stock, net                              1,815,519          2,000,045
  Proceeds from issuance of common stock, net                                        --                 --
                                                                           ------------       ------------
                    Net cash provided by financing activities                 2,315,519          2,687,045
                                                                           ------------       ------------

                    Net increase (decrease) in cash and cash equivalents       (852,401)         1,762,828
Cash and equivalents, beginning of period                                     1,762,828                 --
                                                                           ------------       ------------
Cash and equivalents, end of period                                        $    910,427       $  1,762,828
                                                                           ============       ============

 Supplemental disclosures of cash flow information:

  Cash paid during the period for interest                                 $      6,216       $    113,200
                                                                           ============       ============

Supplemental schedule of noncash investing and finance activities:

  Equipment acquired under capital leases                                  $     18,000       $         --
                                                                           ============       ============

  Accounts payable related to recapitalization and issuance of stock       $         --       $     37,877
                                                                           ============       ============

  Stockholder loans contributed to capital for preferred stock             $    500,000       $  1,536,922
                                                                           ============       ============

  Charge for conversion of nonredeemable convertible Series A preferred
    stock to redeemable                                                    $         --       $         --
                                                                           ============       ============

  Accretion of Series A and Series B preferred stock to redemption value   $         --       $         --
                                                                           ============       ============

  Issuance of common stock for business acquired                           $         --       $         --
                                                                           ============       ============

  Convertible subordinated note issued in connection with
    business acquired                                                      $         --       $         --
                                                                           ============       ============

See accompanying notes to consolidated financial statements.

                                 ILIFE.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

    ilife.com, Inc. (the "Company") creates, produces, broadcasts and syndicates personal finance information for the online consumer public through a broad portfolio of Web sites and print publications. The Company's wholly-owned subsidiary, Professional Direct Agency, Inc. ("Pivot"), is a virtual insurance agency and fulfillment/call center specializing in direct insurance sales over the Internet and through other direct media. The Company's personal finance portal, www.ilife.com, features original content that deals with financial
        -------------
planning, taxes, insurance, investing and banking. The Company is organized under the laws of the state of Florida. Under the provisions of the Internal Revenue Code of 1986, as amended, the Company elected to be taxed as an S Corporation. On June 19, 1997, the Company ceased to be an S Corporation and became a C corporation for income tax purposes.

    On November 12, 1999, the Company changed its name from Intelligent Life Corporation to ilife.com, Inc.

  The Company has incurred net losses in each of its last four fiscal years. We had an accumulated deficit of approximately $42 million as of December 31, 1999. We anticipate that we will incur operating losses and negative cash flows in the foreseeable future due to high levels of planned expenditures to enhance our services, develop new content, build brand awareness and hire personnel to support our growth.

  The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning January 2000 compared to the second half of 1999, and has current plans to sell or consider selling web sites. Based on these actions and the Company's current plan, we believe our existing liquidity and capital resources will be sufficient to satisfy our cash requirements into 2001. There are no assurances that such actions will ensure cash sufficiency into 2001 or that reducing marketing expenses would not potentially curtail revenue growth.

   The Company is also committed to rationalizing its ownership of ancillary, non-core business units that have historically had significant negative cash contributions. This effort could include: changing these non-core business units' strategy and/or focus, seeking out strategic or financial partners, selling/divesting these assets, or closing them. The beginning of these efforts is our current plan to sell CPNet.com. These actions should result in lower operating expenses, and may result in the Company receiving additional capital and/or equity in other companies. In addition, some of these actions, if taken, could result in material charges to operations and, could potentially result in lower that anticipated revenue growth

  The Company may consider additional options, which include, but are not limited to, the following: forming strategic partnerships or alliances; considering other strategic alternatives, including: a merger or sale of the Company, or an acquisition; or raising new debt and/or equity capital. There can be no assurance that we will be able to raise such funds or realize our strategic alternatives on favorable terms or at all.

  Further, due to the purported class-action lawsuit discussed in Note 12 which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending this matter which may impact our ability to manage the Company.

    NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Change of Fiscal Year

   On April 12, 1999, the Company's Board of Directors approved changing the Company's fiscal year-end from June 30 to December 31.

          Consolidation

    The consolidated financial statements include the accounts of ilife.com, Inc. and it's wholly-owned subsidiary, Professional Direct Agency, Inc. ("Pivot"). All material intercompany accounts and transactions have been eliminated.

          Use of Estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The cost of these investments approximates fair value.

          Fixed Assets

   Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. Equipment under capital leases are stated at the present value of the future minimum lease payments.

          Intangible Assets

   Intangible assets consist primarily of goodwill resulting from the acquisitions of CPNet.com, Pivot and certain assets and liabilities of Green Magazine, Inc. (Note 5), and trademarks. Goodwill is being amortized on a straight-line basis over three years, the estimated benefit period. Trademarks are being amortized over their estimated useful lives, which is three to five years, on a straight-line basis. The Company reviews it intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

          Basic and Diluted Net Loss Per Share

   The Company computes net loss per share in accordance with the provisions of Statement of Financial Standards No. 128, "Earnings per Share" ("FAS 128") and Staff Accounting Bulletin No. 98 ("SAB 98"). Under FAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share excludes common stock equivalents, consisting of outstanding stock options in 1999 and outstanding stock options, redeemable preferred stock and convertible preferred stock for 1998 and 1997, as the effect of their conversion to common stock would be antidilutive.

   Common stock equivalents that could potentially dilute basic earnings per share in the future were not included in diluted earnings per share because their effect on periods presented was antidilutive total 1,888,358 at December 31, 1999.

          Stock-Based Compensation

   The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and complies with the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation cost, if any, for fixed plan accounting, is recognized over the respective vesting period based on the difference, on the grant date, between the fair value of the Company's common stock and the exercise price.

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

          Revenue Recognition

   The Company generates revenue from two primary sources: online publishing and print publishing and licensing.

   Online publishing-

   The Company sells graphical advertisements for its various Internet sites (including co-branded sites) consisting of banner and billboard advertisements. Advertising sales are invoiced monthly based on the expected number of advertisement "impressions" or the number of times the advertisement is viewed by users of the Company's Internet sites. Revenue is recognized monthly based on the percentage of actual impressions to the total number of impressions contracted. Revenue for impressions invoiced but not delivered is deferred. The Company is also involved in revenue sharing arrangements with its online partners where the consumer uses co-branded sites principally hosted by the Company. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenues are shared according to distribution agreements. Revenue is recorded gross and partnership payments are recorded in cost of operations. The Company also sells hyperlinks to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned.

   Print publishing and licensing-

   The Company sells advertisements for consumer mortgage rate tables. The rate tables and advertising are published in various newspapers under revenue sharing arrangements. Revenue is recognized when the tables are run in the respective newspaper. Revenue is recorded gross and revenue sharing payments are recorded in cost of operations. In addition, the Company earns subscription revenue from the four newsletters. Revenue is recognized ratably over the period of the subscription, which is generally up to one year. The Company also earns print revenue through other means including licensing data for insertion into newspapers and web sites and by providing product rates and yields to financial institutions for publication. Revenue is recognized ratably over the contract period.

          Marketing Expenses

   Marketing includes advertising costs, which are charged to expense as incurred. Advertising costs were $16,459,305, $304,919, $145,632 and $1,485 for the year ended December 31, 1999, the six month period ended December 31, 1998 and the years ended June 30, 1998 and 1997, respectively.

          Comprehensive Income

   No statements of comprehensive income (loss) have been included in the accompanying consolidated financial statements since comprehensive income (loss) and net loss presented in the accompanying consolidated statements of operations, redeemable stock and stockholders' equity (deficit) and statements of cash flows would be the same.

          Segment Reporting

   Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company operates and manages its business in two segments; online publishing and print publishing and licensing.

          Recent Accounting Pronouncements

   In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. The adoption of SOP 98-1 in the first quarter of 1999 did not have an impact on the Company's financial position, results of operations or cash flows.

   In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", which was subsequently deferred by SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. The Company has not yet determined the applicability of SFAS No. 133.

    NOTE 3 - CAPITALIZATION

          Initial Public Offering

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

          Stock Splits

   In June 1997 and August 1997, the Company authorized and executed a 100-for-1 and a 10-for-1 stock split, respectively. Additionally, on April 9, 1999, the Company authorized and executed a 5 to 1 stock split, effected as a stock dividend, of each issued and outstanding share of common stock. The information in the accompanying consolidated financial statements has been retroactively restated to reflect the effects of these stock splits and dividend.

          Authorized Shares

   In April 1999, the Company amended and restated its articles of incorporation. As a result, the total number of shares which the Company is authorized to issue is 100,120,000; 100,000,000 of these shares are Common stock, each having a par value of $.01; and 120,000 shares are Preferred stock, each having a par value of $.01, of which 90,000 shares are Series A Convertible Preferred stock and 30,000 are Series B Convertible Preferred stock.

          Common Stock and Convertible Preferred Stock

   In 1997, a director and then sole stockholder, Peter C. Morse ("Morse"), contributed loans due to him to additional paid in capital in the aggregate amounts of $1,536,922.

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

   In November, 1998, the Series A Preferred Stock was converted from non-redeemable Preferred Stock to redeemable Preferred Stock. This transaction was treated as an extinguishment and the new instrument was recorded at fair value on the conversion date. The difference between the fair value on the conversion date and the carrying value was charged to equity.

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

   The redemption clause of the Series A and Series B Preferred Stock allows the holders of 20% or more of the aggregate number of shares of common stock issuable upon conversion of the Series A and Series B Preferred then outstanding to redeem their shares on or after January 2, 2003, provided that the maximum number of shares of Series A and Series B Preferred which the Company is obligated to redeem does not exceed the aggregate of 35,729 shares prior to January 3, 2004 and 71,458 shares prior to January 3, 2005, and thereafter the Company is obligated to redeem all such shares outstanding as to which such right has been exercised. The redemption price is equal to the greatest of (as defined in the respective agreement) (x) the Series A liquidation preference or Series B liquidation preference, applicable to such shares or (y) the fair market value of such shares or (z) an amount per share of Series A or Series B Preferred equal to ten (10) times the net after tax earnings per share for the most recently completed fiscal year of the Company times the number of shares of common stock issuable upon the conversion of one (1) share of Series A or Series B Preferred and the conversion price then in effect. The Company recorded accretion on the Series A and Series B Preferred Stock equal to the difference between the net proceeds received and the redemption amount of approximately $14,500,000 based on the estimated fair value at December 31, 1998 using the interest method from the conversion date for the Series A Preferred and original issue date for the Series B Preferred through the final redemption date of January 3, 2005.

   Upon closing of the IPO, both classes of outstanding redeemable convertible preferred stock converted to 5,359,350 shares of common stock at 50 shares of common stock for each share of redeemable convertible preferred stock.

          Loan From Stockholder

   On March 9, 1999, one of the Series B convertible preferred stockholders loaned the Company $1,000,000 bearing interest at 8%, due April 9, 1999. If unpaid on the due date, the note was to convert into fully paid Series B convertible preferred stock at a conversion price of $2.97 per share. On April 9, 1999, the principal amount of the loan plus accrued interest was converted into 6,784 shares of Series B convertible preferred stock. The Company recorded a finance charge of $2,656,000 representing the difference between the estimated fair market value of the common stock (as if the 6,784 shares were converted) at date of issuance and the $2.97 conversion price. Upon closing of the IPO, the preferred stock was converted into 339,200 shares of common stock at 50 shares of common stock for each share of convertible preferred stock.

          Restricted Stock Grants

   In August 1998, the Company entered into a Restricted Stock Grant Agreement (the "Stock Agreement") with an employee of the Company (the "Grantee") that provides for the issuance of restricted stock to the Grantee in accordance with the 1997 Equity Compensation Plan (Note 4) in satisfaction of certain obligations as described in an employment agreement between the Company and the Grantee. The Company issued 207,000 shares of its common stock to the Grantee in August 1998, subject to restrictions set forth in the Stock Agreement. Restrictions lapsed on 138,000 shares during 1998 and the remainder lapsed in 1999. Total compensation expense recognized by the Company over the vesting period was $269,000 (based on estimated values from other transactions involving sales of the Company's stock) of which $60,000 and $209,000 was recognized in the year ended December 31, 1999 and the six month period ended December 31, 1998, respectively.

   In March 1998, the Company entered into a Restricted Stock Grant Agreement (the "Grant Agreement") with an officer of the Company (the "Officer") that provided for the issuance of restricted stock to the Officer in accordance with the 1997 Equity Compensation Plan (Note 4). On March 23, 1998, the Company issued 454,170 shares of its common stock to the Officer for an aggregate consideration of $236,168, which was paid by an interest-bearing promissory note from the Officer. The Officer had a put right which required the Company to repurchase the shares at the same price the Officer paid for the shares including interest. Restriction lapsed as follows: 113,540 shares on July 1, 1998, and 9,460 shares on the first day of each month starting August 1, 1998 and ending July 1, 2001. In accordance with Emerging Issues Task Force 95-16, this arrangement was accounted for as a variable plan which requires increases or decreases in stock based compensation expense based on increases or decreases in the fair market value of the Company's common stock. Compensation expense recognized in accordance with FASB Interpretation No. 28 was approximately $2,113,000, $460,000 and $88,000 for the year ended December 31, 1999, the six months ended December 31, 1998 and the year ended June 30, 1998, respectively, based on estimated values from other transactions involving sales of the Company's stock.

   On March 10,1999 the note receivable for the restricted stock grant to the Officer was forgiven, the unvested shares (264,932) were effectively forfeited, the Officer's put right was cancelled, and certain other changes were made. Accordingly, "fixed" option accounting treatment was established on this date.

    NOTE 4 - STOCK OPTION PLANS

          1997 Equity Compensation Plan

   During 1997, the Company adopted the 1997 Equity Compensation Plan (the "Plan") to provide directors, officers, non-employee members of the Board of Directors of the Company and certain consultants and advisors with the opportunity to receive grants of incentive stock options, non-qualified stock options and restricted stock. The Board of Directors has the sole authority to determine who receives such grants, the type, size and timing of such grants, and specify the terms of any noncompetition or other agreements relating to the grants. The aggregate number of common shares that may be issued under the Plan was 900,000. In January 1999, the Company amended the Plan to increase the number of shares authorized to 1,500,000 shares. As of December 31, 1999 570,142 shares were available for grant under the Plan.

   The exercise price of any option grant shall be determined by the Board of Directors and may be equal to, greater than, or less than the fair market value of the stock on the grant date. Provided, however, that the exercise price shall be equal to or greater than the fair market value of the stock on the date of grant and an option may not be granted to an employee who at the time of the grant owns more than 10 % of the total combined voting power of all classes of stock of the Company, unless the exercise price is not less than 110 % of the fair market value of the stock on the date of the grant. Options granted generally vest over four years, 25% after the first year and monthly thereafter over the remaining three years, and expire ten years after the date of grant.

   On March 2 and March 12, 1999, the Company granted 201,720 and 5,000 options, respectively, under the Plan to purchase common stock at $2.97 per share. The options vest over a 48 month period and, accordingly, the Company is recognizing compensation expense of approximately $1,620,000 ratably over the vesting period.

   On April 12, 1999, the Board approved grants under the Plan for outside directors of the Company. Under these grants, 80,000 options were granted on May 13, 1999 to purchase common stock at $13.00 per share. The options vest over 48 months and expire 10 years from date of grant, unless prohibited by the 1997 Plan.

         1999 Equity Compensation Plan

   In March 1999, the Company's stockholders approved the 1999 Equity Compensation Plan (the "1999 Plan"), to provide designated employees of the Company, certain consultants and non-employee members of the Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The 1999

Plan is authorized to grant options for up to 1,500,000 shares. Options granted generally vest over four years, 25% after the first year and monthly thereafter over the remaining three years, and expire ten years after the date of grant. As of December 31, 1999 541,500 shares were available for grant under the 1999 Plan.

   In March 1999, the Company granted 358,500 options to an officer (the "Officer") of the Company to purchase shares of common stock at $2.97 which vest over a 36 month period. The Company is recognizing compensation expense of approximately $2,807,000 ratably over the vesting period.

   The per share weighted average fair value of stock options granted during the year ended December 31, 1999 was between $9.70 and $13.00, and was between $0.40 and $1.30 for the six months ended December 31, 1998, and was approximately $0.40 for the year ended June 30, 1998 on the date of grant using the Black Scholes option pricing model. The following weighted average assumptions were used: expected volatility of 100% in 1999 and 0% for the six months ended December 31, 1998 and the year ended June 30, 1998, expected dividend yield of 0% for all periods presented, risk-free interest rates of 6.50% for the year ended December 31, 1999 and 5.50% for the six months ended December 31, 1998 and the year ended June 30, 1998, and expected lives of 5 years for all periods presented. No options were granted in 1997.

   Pro Forma Disclosures Under SFAS No. 123

   The Company applies APB Opinion No. 25 in accounting for its Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net losses would have increased to the pro forma amounts indicated below:

                                                      Year Ended        Six months Ended                 Year Ended
                                                   December 31, 1999    December 31, 1998     June 30, 1998      June 30, 1997
                                                   -----------------    -----------------    --------------      --------------
Net loss applicable to common stock
   As reported                                      $  (33,769,330)      $   (6,533,359)     $   (2,782,493)     $     (955,620)
   Pro forma                                           (35,429,943)          (6,548,359)         (2,792,493)           (955,620)
   Basic net loss per common share-as reported               (3.34)               (1.63)              (0.72)              (0.20)
   Basic net loss per common share-pro-forma                 (3.50)               (1.63)              (0.73)              (0.20)

   Stock option activity during the year ended December 31, 1999, the six month period ended December 31, 1998, and the years ended June 30, 1998 and 1997 is as follows:
                                  Number of       Price Per     Weighted Average
                                   Shares           Share        Exercise Price
                                 ---------      -------------    ---------------

Balance, June 30, 1996                  --     $           --    $       --
  Granted                               --                 --            --
  Exercised                             --                 --            --
  Forfeited                             --                 --            --
  Expired                               --                 --            --
                                 ---------      -------------    ----------
Balance, June 30, 1997                  --                 --            --
  Granted                           89,530               1.30          1.30
  Exercised                             --                 --            --
  Forfeited                             --                 --            --
  Expired                               --                 --            --
                                 ---------      -------------    ----------
Balance, June 30, 1998              89,530               1.30          1.30
  Granted                          102,750               1.30          1.30
  Exercised                             --                 --            --
  Forfeited                             --                 --            --
  Expired                               --                               --
                                 ---------                       ----------
Balance, December 31, 1998         192,280                             1.30
  Granted                        1,725,036      1.30 to 13.00          7.01
  Exercised                             --                 --            --
  Forfeited                        (28,958)     1.30 to 13.00          6.63
  Expired                               --                 --            --
                                 ---------      -------------    ----------
Balance, December 31, 1999       1,888,358                      $      6.43
                                 =========                      ===========


   Additional information with respect to outstanding options as of December 31, 1999 is as follows:

                             Options Outstanding          Options Exercisable
--------------------------------------------------------- --------------------
                             Weighted Average    Average              Average
                    Number       Remaining       Exercise  Number     Exercise
   Prices        of Shares   Contractual Life     Price   of Shares     Price
------------    ----------   ----------------  ---------- ---------   --------
$    1.30         206,897          8.67        $  1.30      69,711    $  1.30
     2.97         565,220          9.17           2.97      89,625       2.97
    13.00         544,000          9.36          13.00        --          --
 4.50-12.38       357,441          9.61           5.37        --          --
 3.75-6.63        214,800          9.76           5.65        --          --
                ---------                                  -------
                1,888,358                                  159,336
                =========                                  =======


    NOTE 5 - ACQUISITIONS

    CPNet.com

    In January 1999, the Company acquired all of the assets of CPNet.com, excluding cash and real or personal property leases, for $25,000 in cash and stock options. An additional payment of $25,000 was made to the sellers in January 2000. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $50,000) was recorded as goodwill and is being amortized over 5 years, the expected benefit period. The sellers were employed by the Company and were granted 30,000 options under the 1997 Equity Compensation Plan with an exercise price of $1.30 which vest over a 48 month period. The Company will incur total compensation expense of approximately $45,000 over the vesting period. CPNet.com's historical statements of operations were not material to the Company.

    Professional Direct Agency, Inc. ("Pivot")

    On August 20, 1999, the Company acquired Pivot pursuant to a Stock Purchase Agreement, dated August 20, 1999, by and between the Company, the shareholders of Pivot and The Midland Life Insurance Company ("Midland"), a note and warrant holder of Pivot (the "Agreement"), for approximately $4,744,000 including acquisition costs. Pursuant to the Agreement, the Company acquired a 100% interest in Pivot and as a result of the acquisition, Pivot became a wholly-owned subsidiary. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $4,609,000) was recorded as goodwill and is being amortized over three years, the expected benefit period.

    The total consideration paid in connection with the acquisition consisted of $290,000 in cash paid to the Pivot shareholders and a $4,350,000 five-year convertible subordinated note to Midland. The note bears interest at 10% and is due in one payment on August 20, 2004. Interest is due beginning on August 20, 2002 and thereafter every six months until conversion or payment in full. The note is convertible at any time by Midland into 625,000 shares of our common stock. The Company has the right to require conversion beginning any time after the earlier of (1) August 20, 2000 or (2) the date that the Company files a registration statement under the Securities Act of 1933, as amended (the "Act"), registering the conversion shares for sale under the Act; provided that, within the 55-day period immediately prior to the date the Company notifies Midland of the required conversion, the closing price of our common stock has been at least $10.00 per share for at least twenty consecutive trading days.

    Pivot is an Internet and direct agency for term life and other insurance products through its interactive web site www.pivot.com.

    Green Magazine, Inc. ("Green")

    On August 27, 1999, the Company acquired certain assets and assumed certain liabilities of Green pursuant to an Asset Purchase Agreement, dated August 27, 1999, by and among the Company, Green, Kenneth A. Kurson, John F. Packel and James Michaels (the "Agreement"), for approximately $831,000 including acquisition costs. Pursuant to the Agreement, the Company acquired the rights to all agreements, contracts, commitments, licenses, copyrights, trademarks and the subscriber/customer list of Green. Kenneth A. Kurson and John F. Packel were also employed by the Company. The total consideration paid was approximately $784,000 consisting of $200,000 in cash and 100,000 unregistered shares of the Company's common stock valued at approximately $584,000. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $883,000) was recorded as goodwill and is being amortized over three years, the expected benefit period.

    Green delivers personal finance and investment advice through its magazine publication, through Kenneth A. Kurson's appearances on national broadcast media and through its interactive web site www.greenmagazine.com.
                                     ---------------------
           Supplemental Pro Forma Information (Unaudited)

    The following unaudited pro forma condensed consolidated results of operations for ilife.com, Pivot and Green are presented as if the acquisitions had occurred at the beginning of each period presented. These results are not necessarily indicative of the actual results that would have occurred if these acquisitions had taken place at the beginning of each period presented. For the year ended December 31, 1998 Pivot's year ended June 30, 1999 statement of operations was utilized since Pivot began operations in June 1998 (twelve month period included).

                                              Year Ended December 31,
                                              1999               1998
                                          ------------       ------------
Revenue                                   $ 12,175,117       $  5,682,357

Cost of operations                          45,473,396         14,518,454

Loss from operations                       (33,298,279)        (8,836,097)

Net loss                                   (37,683,498)       (13,510,694)

Basic and diluted net loss per share      $      (3.70)      $      (3.36)

Weighted average shares                     10,213,928          4,025,597


      The following adjustments were made to the historical statements of operations to arrive at the unaudited pro forma condensed consolidated results of operations shown above.

   Pivot

(A) Eliminate interest expense on the loan payable to the former note and warrant holder.

(B) Record goodwill amortization.

(C) Interest expense on convertible subordinated note payable to the former note and warrant holder.

   Green

(A) Record goodwill amortization.

(B) Record additional shares of common stock issued.

   NOTE 6 - FINANCIAL STATEMENT DETAILS

          Furniture, Fixtures and Equipment-

Furniture, fixtures and equipment consist of the following:

                                                            December 31,
                                                         1999          1998
                                                      -----------   -----------
Furniture and fixtures                                $   481,527   $   159,674
Computers and software, including assets under
  capital leases of $694,721 and $379,887 at
  December 31, 1999 and 1998, respectively              1,640,422       872,163
Equipment, including assets under capital leases
   $17,950 at December 31, 1999 and 1998                  947,921       108,417
Leasehold improvements                                    291,381        12,879
Land                                                       63,354            --
                                                      -----------   -----------
                                                        3,424,605     1,153,133
Less: accumulated depreciation and amortization,
  including amounts related to assets under capital
  leases of $253,134 and $31,194 at December 31, 1999
  and 1998, respectively                                 (936,211)     (339,474)
                                                      -----------   -----------
                                                      $ 2,488,394   $   813,659
                                                      ===========   ===========

          Intangible Assets-

    Intangible assets consist of the following:

                                             December 31,
                                       1999              1998
                                    -----------       -----------
Goodwill                            $ 5,558,832       $        --
Trademarks and URL's                    177,973             5,550
Other                                   151,995           151,995
                                    -----------       -----------
                                      5,888,800           157,545
Less: accumulated amortization         (837,427)         (152,976)
                                    -----------       -----------
                                    $ 5,051,373       $     4,569
                                    ===========       ===========


    Amortization expense was $712,780, $543, $5,937and $8,960 for the year ended December 31, 1999, the six month period ended December 31, 1998 and the years ended June 30, 1998 and 1997, respectively.

            Other Assets-

Other assets consist of the following:

                                               December 31,
                                           1999           1998
                                        ----------      ---------
Restricted cash - letter of credit      $  436,905      $    --
Computers and software deposits            998,582           --
Deposits                                   118,767           --
                                        ----------      ---------
                                        $1,554,254      $    --
                                        ==========      =========

   Restricted cash represents a prime money market account securing a ten year irrevocable letter of credit required as a deposit on the lease of our new corporate headquarters facility (Note 10) and rent escrow deposits.

    Other Accrued Expenses-

Other accrued expenses consist of the following:

                                                 December 31,
                                             1999            1998
                                          ----------      ----------
Accrued payroll and related benefits      $  330,466      $  132,465
Vacation                                     259,419         129,050
Sales commissions                            311,356         135,909
Marketing                                  4,612,254            --
Partner payments                             140,231          71,068
Professional fees                            503,384            --
Other                                         13,157         119,720
                                          ----------      ----------
                                          $6,170,267      $  588,212
                                          ==========      ==========

NOTE 7 - SALE OF PUBLICATION

   In December 1998, the Company sold substantially all of the assets, including the intellectual property of one of its newsletters, Bank Advertising News. The newsletter was sold for $125,000 in cash and assumed liabilities of approximately $80,000. The gain on the sale was $185,588, net of $16,524 of selling expenses, and has been recorded in other income.

   Revenue for Bank Advertising News for the six month period ended December 31, 1998 and the year ended June 30, 1998 was $82,953 and $178,270, respectively. Cost of operations for Bank advertising News for the six month period ended December 31, 1998 and the year ended June 30, 1998 $53,138 and $57,445, respectively. Net liabilities of Bank Advertising News at the date of sale were approximately $80,000.

    NOTE 8 - INCOME TAXES

   The Company did not record any income tax expense during the year ended June 30, 1997 because it was operating as an S corporation. There was no pro forma provision for income taxes for that year since the Company reported an operating loss. The Company did not record any income tax expense or benefit for the year ended December 31, 1999, the six months ended December 31, 1998 and the year ended June 30, 1998 due to the losses incurred.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

                                                           Six Months
                                         Year Ended           Ended                    Year Ended
                                        December 31,       December 31,                  June 30,
                                            1999               1998               1998               1997
                                       ------------       ------------       ------------       ------------
Deferred Tax Assets
Net operating loss carryforward        $ 12,276,287       $  1,983,228       $  1,196,975       $      9,811
Intangible assets and other                 253,712            143,438            143,438            127,667
Allowance for doubtful accounts              88,431              9,350              9,011                 --
Deferred compensation                       436,248                 --                 --                 --
                                       ------------       ------------       ------------       ------------
  Total gross deferred tax assets        13,054,678          2,136,016          1,349,424            137,478
Less valuation allowance                (12,984,981)        (2,136,016)        (1,349,424)          (137,478)
                                       ------------       ------------       ------------       ------------
Net deferred tax assets                      69,697                 --                 --                 --

Deferred Tax Liabilities
Depreciation                                (69,697)                --                 --                 --
                                       ------------       ------------       ------------       ------------

                                       $         --       $         --       $         --       $         --
                                       ============       ============       ============       ============

   The valuation allowance for deferred tax assets as of December 31, 1999 and 1998, and as of June 30, 1998 and 1997 was $12,984,981, $2,136,016, $1,349,424
and $137,478, respectively. The net change in the total valuation allowance for the year ended December 31, 1999, the six month period ended December 31, 1998 and the years ended June 30, 1998 and 1997, was an increase of $10,848,965, $786,592, $1,211,946 and $137,478, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

   An increase in the valuation allowance offset the deferred tax asset caused by net operating losses which are not currently useable. This increase generates the principal differences between the expected amounts of tax benefits computed by applying the statutory Federal income tax rate to the Company's loss before income taxes for the year ended December 31, 1999, the six month period ended December 31, 1998 and the year ended June 30, 1998. The Company recorded no tax benefit for these periods.

   At December 31, 1999, the Company had net operating loss carryforwards of approximately $32,624,000 which expire beginning in 2012 through 2019. The amount of net operating loss carryforwards may be limited if the Company has an ownership change. In the event of an ownership change, the amount of taxable income of a loss corporation for any postchange year which may be offset by prechange losses shall not exceed the Internal Revenue Code Section 382 limitation for such year. Generally, an ownership change occurs if a 5% stockholder or any equity structure shift increases the percentage of the stock of the loss corporation owned by more than 50 percentage points over the lowest percentage of stock of the loss corporation owned by such stockholders at any time during a three-year look back testing period. The Section 382 limitation is equal to the value of the old loss corporation (before the ownership change) multiplied by the Federal long-term tax-exempt rate.

    NOTE 9 - OTHER RELATED PARTY TRANSACTIONS

   The Company leases office space in North Palm Beach, Florida from Bombay Holdings, Inc. ("Bombay") which is wholly owned by Peter C. Morse ("Morse"), a director and majority stockholder. Total rent paid to Bombay for the year ended December 31, 1999, the six month period ended December 31, 1998, and the years ended June 30, 1998 and 1997 was $265,815, $99,192, $164,552 and $85,591,
respectively.

   Morse has from time to time advanced capital to the Company. Such loans for the year ended December 31, 1999, the six month period ended December 31, 1998 and the years ended June 30, 1998 and 1997 amounted to $0, $0, $200,000 and $687,000, respectively. Interest rates for the loans were 6.5% - 7%. During 1997, certain stockholder loans were contributed to capital ( Note 3).

   Morse Partners, Ltd., a partnership controlled by Morse, advanced the Company $138,750 during 1997 which has since been repaid.

    NOTE 10 - COMMITMENTS AND CONTINGENCIES

          Leases

   Bombay is wholly owned by Morse. The Company leases office space in North Palm Beach, Florida from Bombay under the terms of lease agreements dated May 1, 1994 (amended July 28, 1998) and January 31, 1999. Both leases expire on August 31, 2000 and require the Company to pay a percentage of the common maintenance charges. The lease payments are subject to an annual increase based on the consumer price index of the Fort Lauderdale/Miami region.

   Additional office space is leased in North Palm Beach, Florida under the terms of a lease agreement dated July 17, 1999 which expires on September 17, 2000. Office space is leased in Miami, Florida under the terms of lease agreements dated December 15, 1998 (amended July 8, 1999) expiring December 31, 2001, and an apartment is leased under the terms of a lease dated June 1 1999 expiring May 31, 2000. The Company leases office space in New York City under the terms of a lease entered into on October 7, 1999 expiring September 30, 2006. Pivot leases office facilities in Columbus, Ohio under the terms of a three year lease entered into on September 18, 1998. Facilities leased in Los Angeles, California are on a month-to-month basis.

   A lease agreement for new corporate office facilities to be constructed by the lessor in Jupiter, Florida was entered into on September 27, 1999. The lease term is ten years from occupancy, which is estimated to be sometime between September 15 and November 30, 2000, with two five year renewal options. We provided a $300,000 ten year irrevocable letter of credit to the lessor as a security deposit (Note 6). Upon signing the lease agreement, a purchase agreement was also executed on an adjoining 2.15 acre tract of land for approximately $609,000. A $60,000 security deposit was paid with closing expected by mid April 2000. This agreement provides that we may sell the property back to the developer within 24 months of breaking ground on the facility described above at our cost. The developer would then construct an additional facility and lease it back to us at the same rental rate as the original facility. After the 24 months expires, the property is not encumbered by any other provisions.

   Total rent expense for the year ended December 31, 1999, the six month period ended December 31, 1998, and the years ended June 30, 1998 and 1997 amounted to $485,718, $109,872, $164,552 and $85,591, respectively.

   Future minimum lease payments under non-cancelable operating leases and future minimum capital lease payments as of December 31, 1999 were:

                                                                                                      Operating         Capital
                         Year Ending December 31,                                                       Leases          Leases
                                                                                                     -----------       -----------
   2000                                                                                              $   827,866       $   281,633
   2001                                                                                                1,007,592           232,295
   2002                                                                                                  844,244            40,504
   2003                                                                                                  851,541            12,606
   2004                                                                                                  857,545              --
Thereafter                                                                                             4,452,122              --
                                                                                                     -----------       -----------
Total minimum lease payments                                                                         $ 8,840,910           567,038
                                                                                                     ===========
Less amount representing interest at rates ranging from 3.94% to 23.23%                                                    (52,618)
                                                                                                                       -----------
Present value of net minimum capital lease payments                                                                        514,420

Less current installments                                                                                                 (229,740)
                                                                                                                       -----------
Obligations under capital leases, excluding current installments, included in other liabilities                        $   284,680
                                                                                                                       ===========

          Distribution Agreements

   The Company has various agreements with advertisers, content providers and other web sites that require it to feature such parties exclusively in certain sections of its Internet sites.

          Legal Proceedings

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity. See also Note 13 - Subsequent Events.

    NOTE 11 - SEGMENT INFORMATION

   The Company has business divisions: online publishing, print publishing and licensing and insurance sales. The online publishing division is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with our Internet web sites bankrate.com, theWhiz.com, IntelligentTaxes.com, GreenMagazine.com, Consejero.com and CPNet.com. In accordance with SFAS No. 131 bankrate.com, theWhiz.com and Consejero.com constitute segments and have been accordingly disclosed. The print publishing and licensing division is primarily engaged in the sale of advertising in the Consumer Mortgage Guide rate tables, newsletter subscriptions and licensing of research information. We also charge a commission for the placement of the Consumer Mortgage Guide in a print publication. The insurance division operates through a virtual insurance agency and fulfillment/call center specializing in direct insurance sales on the Internet and through other direct media. The accounting policies are the same as those described in Summary of Significant Accounting Policies in Note 2. The Company evaluates the performance of its operating segments based on contribution margin. Corporate is allocated between the operating segments based on percentages of revenue and headcount.

   Although no one customer accounted for more than 10% of total revenue for the year ended December 31, 1999 and for the six month period ended December 31, 1998, the five largest customers accounted for approximately 14% and 18%, respectively, of total revenue for those periods.

    Summarized segment information as of December 31, 1999 and 1998, and for the year and six month period ended December 31, 1999 and 1998, respectively, is presented below.

                                                                Year ended December 31, 1999
                                                                 Online Publishing
                                                 bankrate.com   theWhiz.com    Consejero.com      Other
                                                 ------------   -----------    -------------      -----
Revenue                                          $ 8,133,734    $   304,049     $     8,036     $  51,086
Contribution margin                               (5,970,071)    (2,972,618)     (2,209,843)     (701,817)
Sales                                                      -              -               -             -
Product research                                           -              -               -             -
General and administrative expenses                        -              -               -
Depreciation and amortization                              -              -               -        28,124
Noncash stock based compensation                           -              -               -             -
Noncash financing charge                                   -              -               -             -
Other                                                      -              -               -             -
Net loss                                          (5,970,071)    (2,972,618)     (2,209,843)     (729,941)
          Total assets                                     -              -               -       784,993
Capital expenditures                                 936,430         35,005             925         5,881

                                                                Year ended December 31, 1999
                                                      Print
                                                   Publishing
                                                 and Licensing      Pivot           Other          Total
                                                 -------------   -----------        -----          -----
Revenue                                          $ 3,472,780   $    147,827     $         -  $ 12,117,512
Contribution margin                                1,085,653     (1,518,442)              -   (10,708,414)
Sales                                                      -              -       2,850,668     2,850,668
Product research                                           -              -       2,984,283     2,984,283
General and administrative expenses                        -              -       7,206,075     7,206,075
Depreciation and amortization                              -        621,350         579,897     1,229,371
Noncash stock based compensation                           -              -       3,305,104     3,305,104
Noncash financing charge                                   -              -       2,656,000     2,656,000
Other                                                      -              -               -       548,415
Net loss                                           1,085,653     (2,139,792)    (19,582,027)  (31,488,330)
          Total assets                                     -      4,742,776      27,933,988    33,461,757
Capital expenditures                                 399,818         17,019               -     1,395,079


                                                             Year ended December 31, 1998
                                                     Online Publishing
                                  bankrate.com          theWhiz.com          Consejero.com              Other
                                  ------------          -----------          -------------              -----
Revenue                           $ 1,772,360          $  33,176                $   3,341            $      -
Contribution margin                   517,235           (257,074)                (109,166)                  -
Sales                                       -                  -                        -                   -
Product research                            -                  -                        -                   -
General and administrative
 expenses                                   -                  -                        -                   -
Depreciation and
 amortization                               -                  -                        -                   -
Noncash stock based
 compensation                               -                  -                        -                   -
Other                                       -                  -                        -                   -
Net loss                              517,235           (257,074)                (109,166)                  -
Total assets                                -                  -                        -                   -
Capital expenditures                        -                  -                        -                   -


                                                          Year ended December 31, 1998
                                      Print
                                    Publishing
                                  and Licensing          Pivot                   Other             Total
                                  -------------          -----                   -----             -----
Revenue                            $1,660,314          $       -              $         -       $  3,469,191
Contribution margin                   558,441                  -                  381,670          1,091,106
Sales                                       -                  -                  817,403            817,403
Product research                            -                  -                  915,961            915,961
General and administrative
 expenses                                   -                  -                  871,057            871,057
Depreciation and
 amortization                               -                  -                   98,491             98,491
Noncash stock based
 compensation                               -                  -                  669,000            669,000
Other                                       -                  -                  185,588            185,588
Net loss                              558,441                  -               (2,804,654)        (2,095,218)
Total assets                                -                  -                3,099,352          3,099,352
Capital expenditures                        -                  -                  380,000            380,000

    NOTE 12 - SUBSEQUENT EVENTS (Unaudited)

   On February 25, 2000 the Company announced that William P. Anderson resigned as its President and Chief Executive Officer and as a director. Under the terms of his Executive Employment Agreement entered into on March 10, 1999, Mr. Anderson will receive cash compensation totaling approximately $150,000 and will continue to vest in his stock options through November 15, 2000, which will result in a noncash charge of approximately $860,000. Both the cash charge ($150,000) and the noncash charge ($860,000) will be recorded in the quarter ended March 31, 2000. Further, in accordance with the terms of his agreement, if there is a change in control of the Company prior to November 15, 2000, Mr. Anderson would immediately vest in 100% of the remaining unvested shares and accordingly, a noncash charge would be recorded at that time.

   On March 28, 2000, a class-action lawsuit was filed against the Company in the United States District Court for the Southern District of New York. The suit alleges that the Company violated federal securities laws by, among other things, misrepresenting and/or omitting material information concerning our results for the quarter ended March 31, 1999 in our registration statement filed with the Securities and Exchange Commission in connection with our initial public offering. The complaint was filed by a single stockholder purportedly on behalf of all stockholders who purchased shares of our stock during the period from May 13, 1999 through March 27, 2000. The Company contends that the loss for the quarter ended March 31, 1999 was properly disclosed. The Company intends to vigorously defend against the lawsuit. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

   On April 5, 2000 Jeff M. Cunningham was appointed to the Company's Board of Directors as non-executive chairman. In accordance with the terms of a Stock Purchase Plan and Subscription Agreement entered into as of that date, Mr. Cunningham subscribed to purchase 431,499 shares of the Company's common stock for $997,841 in cash, or $2.3125 per share which was the closing price per share of the Company's common stock on April 5, 2000. In addition, on April 5, 2000 Mr. Cunningham was granted stock options under the 1999 Equity Compensation Plan to purchase 141,905 at $4.50 per share and 125,622 shares at $3.75 per share. The options vest over a 24 month period. The company will recognize compensation expense of approximately $217,000 over the vesting period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   In accordance with General Instruction G(3) of the Form 10-K, the information relating to the directors of ilife.com, including directors who are executive officers of ilife.com, is set forth in ilife.com's Proxy Statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of ilife.com is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 4A of this report.

      Compliance with Section 16(a) of the Securities Exchange Act of 1934:
Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require ilife.com's directors and executive officers and any persons who own more than 10% of ilife.com's Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. with respect to their ownership of ilife.com's Common Stock. Directors, executive officers and persons owning more than 10% of ilife.com's Common Stock are required by Securities and Exchange Commission regulations to furnish ilife.com with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, ilife.com believes that during fiscal 1999, all filing requirements applicable to its directors and executive officers were complied with in a timely manner except that Peter C. Morse filed a late Form 4 and the following persons filed a late Form 3: Edward V. Blanchard, Patricia Davis, David C. Florian, Paul R. Hederman, Lou H. Hensley, Joseph W. Jones, Kenneth A. Kurson, John F. Packel, Elizabeth Sensky and Procopia T. Skoran. Ilife.com is not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of ilife.com's Common Stock.

ITEM 11.    EXECUTIVE COMPENSATION

      In accordance with General Instruction G(3) of Form 10-K, the information relating to executive compensation is set forth in the Proxy Statement and is incorporated herein by reference; provided, such incorporation by reference shall not be deemed to include or incorporate by reference the information referred to in Item 402 (a)(8) of Regulation S-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      In accordance with General Instruction G(3) of Form 10-K, the information relating to security ownership by certain persons is set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In accordance with General Instruction G(3) of Form 10-K, the information relating to certain relationships and related transactions is set forth under the caption "Related Party Transactions" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT:

      (1)  Financial Statements.

            See Index to Financial Statements under Item 8.

      (2)  Financial Statement Schedule.

            All financial statement schedules have been omitted since the required information is not material or is included in the consolidated financial statements or notes thereto.

      (3) Exhibits.

            The following exhibits are filed with or incorporated by reference in this report. Where filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parenthesis. Ilife.com will furnish any exhibit upon request to Peter W. Minford, Secretary, ilife.com, Inc., 11811 U.S. Highway One, Suite 101, North Palm Beach, Florida 33408.

3.1    Amended and Restated Articles of Incorporation.(1)

3.2    Articles of Amendment to Amended and Restated Articles of Incorporation.*

3.3    Amended and Restated Bylaws.(1)

4.1 See exhibits 3.1 and 3.3 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the registrant defining rights of the holders of common stock of the registrant.

4.2    Specimen Stock Certificate.(1).

10.1 Lease Agreement dated May 1, 1994, between the registrant and Bombay Holdings, Inc. as amended.(1)

10.2 Lease Agreement dated October 6, 1997, between the registrant and Bombay Holdings, Inc.(1)

10.3 Lease Agreement dated January 31, 1999, between the registrant and Bombay Holdings, Inc.(1)

10.4 Professional Employer Agreement dated February 25, 1999, between the registrant and Viacom Human Resources, Inc.(1)

10.5   ilife.com, Inc. 1997 Equity Compensation Plan.(1)

10.6   ilife.com, Inc. 1999 Equity Compensation Plan.(1)

10.7   Form of Stock Option Agreement under the 1997 Equity Compensation
       Plan.(1)

10.8 Promissory Note, dated March 9, 1999, executed by the registrant and payable to Antares Capital Fund II Limited Partnership.(1)

10.9 Cancellation and Stock Repurchase Agreement, dated as of March 10, 1999, by the registrant in favor of William P. Anderson, III.(1)

10.10 Agreement of Cancellation and Release, dated as of March 10, 1999, between the registrant and William P. Anderson, III.(1)

10.11 Incentive Stock Option Grant Agreement, dated as of March 10, 1999, between the registrant and William P. Anderson, III.(1)

10.12 Executive Employment Agreement, dated as of March 10, 1999, between ilife.com and William P. Anderson, III.(1)

10.13 Stock Purchase Agreement dated August 20, 1999, by and between the registrant, the shareholders of Professional Direct Agency, Inc., and The Midland Life Insurance Company.(2)

10.14 Asset Purchase Agreement dated August 27, 1999, by and among the registrant, Green Magazine, Inc., Kenneth A. Kurson, John F. Packel, and James Michaels.(3)

10.15 Lease Agreement dated September 27, 1999 between WK3 Investors, LTD and registrant.*

10.16 Purchase and Sale Agreement dated September 27, 1999 by and between registrant and Workplace Holdings, LTD.*

21     Subsidiaries of the Registrant.*

23.1   Consent of KPMG LLP.*

23.2   Consent of Thomas & Clough Co., P.A..*

27     Financial Data Schedule.*

-----------------------------
*   Filed herewith.

(1) The Exhibit is incorporated by reference to the exhibit filed in response to
    Item 16(a), "Exhibits" of the registrant's Registration Statement on Form S-1 (File No. 333-74291) declared effective on May 13, 1999.

(2) The Exhibit is incorporated by reference to Exhibit 2.1 included with the registrant's Current Report on Form 8-K filed on August 27, 1999.

(3) The Exhibit is incorporated by reference to Exhibit 2.1 included with the registrant's Current Report on Form 8-K filed on September 10, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 14th day of April, 2000.

                                          ILIFE.COM, INC.


                                          By:   /s/ G. Cotter Cunningham
                                               -------------------------
                                                G. Cotter Cunningham
                                                Interim President and Chief
                                                Executive Officer
                                                (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

            Signature                 Title                                                    Date
/s/ G. Cotter Cunningham         Interim President,                                       April 14, 2000
------------------------         Chief Executive Officer
G. Cotter Cunningham             (Principal Executive Officer)


/s/ Peter W. Minford             Senior Vice President - Administration                   April 14, 2000
------------------------
Peter W. Minford


/s/ Robert J. DeFranco           Vice President-Finance and                               April 14, 2000
------------------------         Chief Accounting
Robert J. DeFranco               Officer

                                 Chairman of the Board                                    ________, 2000
------------------------
Jeff M. Cunningham


/s/ Bruns H. Grayson             Director                                                 April 14, 2000
------------------------
Bruns H. Grayson


/s/ Peter C. Morse               Director                                                 April 14, 2000
------------------------
Peter C. Morse


/s/ Robert P. O'Block            Director                                                 April 14, 2000
------------------------
Robert P. O'Block


/s/ Randall E. Poliner           Director                                                 April 14, 2000
------------------------
Randall E. Poliner
