Form 10-K/A
period 1999-12-31
ILIFE COM INC
filed 2000-04-19
CIK 1080866

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------
                                  FORM 10-K/A
                                Amendment No. 1
                             -----------------------

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

    In 1996, we started our online operations by displaying our editorially unbiased research through our Web site, bankrate.com. By offering our information online, we created new revenue opportunities through the sale of graphical and hyperlink advertising associated with our rate and yield tables. In fiscal 1997, we implemented a strategy to concentrate on building our online operations. Since that time, we have significantly expanded the scope and depth of bankrate.com and made investments in seven new online Internet Web sites: theWhiz.com, Consejero.com, CPNet.com, GreenMagazine.com, IntelligentTaxes.com, Pivot.com and our personal finance portal, ilife.com. Additionally, we formed a Broadcast group to syndicate ilife.com branded television segments that reach an estimated 2.5 million viewers per week, according to Nielson the November 1999 ratings.

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

  The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning January 2000 compared to the second half of 1999, and has current plans to sell or curtail development of certain non-core Web sites including CPNet.com. Based on these actions and the Company's current plan, we believe our existing liquidity and capital resources will be sufficient to satisfy our cash requirements into 2001. There are no assurances that such actions will ensure cash sufficiency into 2001 or that reducing marketing expenses would not potentially curtail revenue growth.

   The Company is also committed to rationalizing its ownership of ancillary, non-core business units that have historically had significant negative cash contributions. This effort could include: changing these non-core business units' strategy and/or focus, seeking out strategic or financial partners, selling/divesting these assets, or closing them. The beginning of these efforts is our current plan to sell CPNet.com. These actions should result in lower operating expenses, and may result in the Company receiving additional capital and/or equity in other companies. In addition, some of these actions, if taken, could result in material charges to operations and, could potentially result in lower that anticipated revenue growth.

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

Our success depends upon interest rate activity and mortgage refinancing

    During 1999, approximately 83% and 74% of our advertisement views and page views, respectively, were attributable to the bankrate.com site. Given that this site provides interest rate information for mortgages and other loans, credit cards and savings accounts, visitor traffic to this site may increase with interest rate movements and decrease with interest rate stability. Factors that have caused significant visitor fluctuations in the past have been Federal Reserve Board actions and general market conditions affecting home mortgage interest rates. During 1999, approximately 26% of advertisement views on bankrate.com were on its mortgage pages. Accordingly, the level of traffic to bankrate.com can be dependent on the general level of interest rates as well as mortgage refinancing activity. A slowdown in mortgage production volumes could also have a material adverse effect on our business.

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

                                                       Year     Six Months     Year        Year        Year       Year
                                                       Ended       Ended       Ended       Ended       Ended      Ended
                                                   December 31, December 31, June 30,    June 30,    June 30,   June 30,
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

    Overview

    Ilife.com, Inc. creates, produces, broadcasts and syndicates personal finance information for the consumer through a broad portfolio of Web sites, print publications and television programs. The Company's wholly-owned subsidiary, Professional Direct Agency, Inc. ("Pivot"), is a virtual insurance agency and fulfillment/call center specializing in direct insurance sales over the Internet and through other direct media. The Company's personal finance portal, www.ilife.com, features original content that deals with financial planning, taxes, insurance, investing and banking. The portal serves as a gateway to ilife.com's family of Web sites and broadcast segments, including the award-winning bankrate.com, Pivot.com, theWhiz.com, IntelligentTaxes.com, Consejero.com, CPNet.com, GreenMagazine.com and the television version of "Cost of Life". The Company has current plans to sell or curtail development of certain non-core Web sites including CPNet.com. Content from ilife.com is published on co-branded Internet sites through more than 90 relationships, including Snap.com/NBC Internet, Inc. (NASDAQ: NBCI), Yahoo! (NASDAQ: YHOO), CNN, America Online (NYSE: AOL) and Smart Money. The Company's original research is also distributed through more than 100 national, regional and local print publications. Ilife.com Web sites have approximately one million unique visitors per month, according to Media Metrix.

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

    In 1996, we started our online operations by displaying our editorially unbiased research through our Web site, bankrate.com. By offering our information online, we created new revenue opportunities through the sale of graphical and hyperlink advertising associated with our rate and yield tables. In 1997, we implemented a strategy to concentrate on building our online operations. Since that time, we have significantly expanded the scope and depth of bankrate.com and made investments in seven new online Internet Web sites: theWhiz.com, Consejero.com, CPNet.com, GreenMagazine.com, IntelligentTaxes.com, Pivot.com and our personal finance portal, ilife.com. Additionally, we formed a Broadcast group to syndicate ilife.com branded television segments that reach an estimated 2.5 million viewers per week, according to the November 1999 Nielson ratings.

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

                                                             Year     Six Months     Year        Year
                                                             Ended      Ended        Ended       Ended
                                                         December 31, December 31,  June 30,    June 30,
                                                              1999        1998        1998        1997
                                                            -------      ------      ------      ------
Revenue:
   Online publishing                                          70.1%       52.1%       33.4%       19.1%
   Print publishing and licensing                             28.7%       47.9%       66.6%       80.9%
   Other                                                       1.2%        0.0%        0.0%        0.0%
                                                            -------      ------      ------      ------
           Total revenue                                     100.0%      100.0%      100.0%      100.0%
                                                            -------      ------      ------      ------
Cost of operations:
   Online publishing                                          39.5%       28.2%       22.4%       22.9%
   Print publishing and  licensing                            19.7%       31.7%       51.1%       46.6%
   Sales                                                      23.5%       23.6%       17.3%        3.5%



   Marketing                                                 140.9%        8.8%        3.8%        0.1%
   Product research                                           24.6%       26.4%       31.7%       28.3%
   General and administrative expenses                        59.5%       25.1%       43.3%       30.2%
   Depreciation and amortization                               4.7%        2.8%        1.7%        2.9%
   Goodwill amortization                                       5.4%        0.0%        0.0%        0.0%
   Noncash stock based compensation                           27.3%       19.3%        2.3%        0.0%
                                                            -------      ------      ------      ------
         Total cost of operations                            345.2%      165.9%      173.7%      134.6%
                                                            -------      ------      ------      ------
         Loss from operations                               (245.2%)     (65.9%)     (73.7%)     (34.6%)
                                                            -------      ------      ------      ------

Other income (expense):
   Interest income                                             9.0%        0.5%        1.4%        0.1%
   Interest expense                                           (1.9%)      (0.4%)      (0.2%)      (3.4%)
   Noncash financing charge                                  (21.9%)       0.0%        0.0%        0.3%
   Other                                                       0.2%        5.3%        0.0%        0.0%
        Other income (expense), net                          (14.7%)       5.5%        1.2%       (3.0%)
                                                            -------      ------      ------      ------
   Loss before income taxes                                 (259.9%)     (60.4%)     (72.4%)     (37.6%)
Income taxes
Net loss                                                    (259.9%)     (60.4%)     (72.4%)     (37.6%)
                                                            -------      ------      ------      ------
Accretion of Convertible Series A and
  Series B preferred stock to redemption value               (18.8%)       0.0%        0.0%        0.0%

Charge for conversion of nonredeemable convertible
  Series A preferred stock to redeemable                       0.0%     (127.9%)       0.0%        0.0%
                                                            -------      ------      ------      ------
Net loss applicable to common stock                         (278.7%)    (188.3%)     (72.4%)     (37.6%)
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

   Print publishing and licensing revenue increased $433,695, or 14%, to $3,472,780 due primarily to a $618,713, or 48%, increase in Consumer Mortgage Guide revenues. This increase was a result of an increased sales effort, higher rates charged per unit sale and an increase in the number of advertisers.


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
                                          ========        ========        ========        ========

Liquidity and Capital Resources

    ilife.com, Inc. has been funded using capital raised from shareholders, and most recently, from the proceeds of our initial public offering in May 1999. As of December 31, 1999, we had working capital of $13,143,967. Cash used in operating activities was $19,279,973, $1,207,153, $2,760,717 and $833,716 for
the year ended December 31, 1999, the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997, respectively, and was primarily for funding operating losses due to the continued expansion of our online publishing efforts through personnel acquisitions and marketing expenditures.

    Cash used in investing activities was primarily for the purchase of computer and office equipment and furniture. Additionally, during the year ended December 31, 1999, cash was used to acquire CPNet.com, Pivot and certain assets and liabilities of Green Magazine, Inc. as well as certain other intellectual property rights.

    Net cash provided from financing activities in 1999 consisted of a $1,000,000 convertible promissory note to one of the Series B preferred stockholders which was subsequently converted to shares of Series B preferred stock and ultimately into common stock in connection with the IPO, as well as the net cash proceeds from our initial public offering of $41,300,631. Other financing activities included cash used for payments on capital lease liabilities. During the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997, cash flows from financing activities consisted primarily of the cash proceeds from the issuance of preferred stock.

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

  The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning January 2000 compared to the second half of 1999, and has current plans to sell or curtail development of certain non-core Web sites, including CPNet.com. Based on these actions and the Company's current plan, we believe our existing liquidity and capital resources will be sufficient to satisfy our cash requirements into 2001. There are no assurances that such actions will ensure cash sufficiency into 2001 or that reducing marketing expenses would not potentially curtail revenue growth.

   The Company is also committed to rationalizing its ownership of ancillary, non-core business units that have historically had significant negative cash contributions. This effort could include: changing these non-core business units' strategy and/or focus, seeking out strategic or financial partners, selling/divesting these assets, or closing them. The beginning of these efforts is our current plan to sell CPNet.com. These actions should result in lower operating expenses, and may result in the Company receiving additional capital and/or equity in other companies. In addition, some of these actions, if taken, could result in material charges to operations and, could potentially result in lower that anticipated revenue growth.

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

                                                                          Six Months
                                                     Year Ended             Ended              Year Ended            Year Ended
                                                  December 31, 1999    December 31, 1998      June 30, 1998        June 30, 1997
                                                 ------------------    -----------------      -------------        -------------
Revenue:
     Online publishing                               $  8,496,905         $  1,808,877         $  1,281,284         $    484,511
     Print publishing and licensing                     3,472,780            1,660,314            2,559,293            2,058,045
     Other                                                147,827                   --                   --                   --
                                                     ------------         ------------         ------------         ------------
                     Total revenue                     12,117,512            3,469,191            3,840,577            2,542,556
                                                     ------------         ------------         ------------         ------------

Cost of operations:
     Online publishing                                  4,785,889              978,964              862,007              582,399
     Print publishing and licensing                     2,387,229            1,100,693            1,961,714            1,185,969
     Sales                                              2,850,669              817,403              665,007               89,848
     Marketing                                         17,078,673              304,919              145,632                1,485
     Product research                                   2,984,283              915,961            1,215,888              720,508
     General and administrative expenses                7,206,075              871,057            1,663,728              767,957
     Depreciation and amortization                        573,706               98,491               66,666               73,754
     Goodwill amortization                                655,665                   --                   --                   --
     Noncash stock based compensation                   3,305,104              669,000               88,563                   --
                                                     ------------         ------------         ------------         ------------
                     Total cost of operations          41,827,293            5,756,488            6,669,205            3,421,920
                                                     ------------         ------------         ------------         ------------
                     Loss from operations             (29,709,781)          (2,287,297)          (2,828,628)            (879,364)
                                                     ------------         ------------         ------------         ------------

Other income (expense):
     Interest income                                    1,090,409               18,924               52,351                2,141
     Interest expense                                    (232,504)             (12,433)              (6,216)             (85,870)
     Noncash financing charge                          (2,656,000)                  --                   --                7,473
     Other                                                 19,546              185,588                   --                   --
                                                     ------------         ------------         ------------         ------------
                     Other income (expense), net       (1,778,549)             192,079               46,135              (76,256)
                                                     ------------         ------------         ------------         ------------
     Loss before income taxes                         (31,488,330)          (2,095,218)          (2,782,493)            (955,620)

Income taxes                                                   --                   --                   --                   --
                                                     ------------         ------------         ------------         ------------
Net loss                                              (31,488,330)          (2,095,218)          (2,782,493)            (955,620)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value         (2,281,000)                  --                   --                   --
Charge for conversion of nonredeemable convertible
  Series A preferred stock to redeemable                       --           (4,438,141)                  --                   --
                                                     ------------         ------------         ------------         ------------
Net loss applicable to common stock                  $(33,769,330)        $ (6,533,359)        $ (2,782,493)        $   (955,620)
                                                     ============         ============         ============         ============

Basic and diluted net loss per share                 $      (3.34)        $      (1.63)        $      (0.72)        $      (0.20)
                                                     ============         ============         ============         ============

Weighted average shares outstanding used in
  basic and diluted per-share calculation              10,113,928            4,018,700            3,846,200            4,743,590
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

                                                                                                  Six Months
                                                                              Year Ended            Ended
                                                                           December 31, 1999   December 31, 1998
                                                                           -----------------   -----------------
Cash flows used in operating activities:
  Net loss                                                                    $(31,488,330)      $ (2,095,218)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                                1,229,371             98,491
    Noncash stock compensation                                                   3,305,104            669,000
    Noncash financing charge                                                     2,656,000                 --
    Provision for doubtful accounts                                                210,153                 --
    Changes in operating assets and liabilities:
        Increase in accounts receivable                                         (1,156,584)          (216,021)
        (Increase) decrease in other assets                                     (1,895,649)           (84,375)
        Increase (decrease) in accounts payable                                  2,187,572            102,876
        Increase in accrued expenses                                             5,366,537            181,554
        Increase in other current liabilities                                      311,027               --
        Increase (decrease) in deferred revenue                                     (5,174)           136,540
                                                                              ------------       ------------
          Total adjustments                                                     12,208,357            888,065
                                                                              ------------       ------------
          Net cash used in operating activities                                (19,279,973)        (1,207,153)
                                                                              ------------       ------------
Cash flows used in investing activities:

  Purchases of equipment                                                        (1,395,079)           (26,875)
  Acquisitions, net of cash acquired                                              (536,983)                --
                                                                              ------------       ------------
                    Net cash used in investing activities                       (1,932,062)           (26,875)
                                                                              ------------       ------------
Cash flows from financing activities:
  Loans from stockholders                                                        1,000,000                 --
  Principal payments on capital lease obligations                                 (218,156)           (25,834)
  Proceeds from issuance of preferred stock                                             --          1,982,535
  Proceeds from issuance of common stock                                        41,300,631                 --
                                                                              ------------       ------------
                    Net cash provided by financing activities                   42,082,475          1,956,701
                                                                              ------------       ------------

                    Net increase (decrease) in cash and cash equivalents        20,870,440            722,673
Cash and equivalents, beginning of period                                        1,633,100            910,427
                                                                              ------------       ------------
Cash and equivalents, end of period                                           $ 22,503,540       $  1,633,100
                                                                              ============       ============

 Supplemental disclosures of cash flow information:

  Cash paid during the period for interest                                    $     74,641       $     12,433
                                                                              ============       ============

Supplemental schedule of noncash investing and finance activities:

  Equipment acquired under capital leases                                     $    314,000       $    380,000
                                                                              ============       ============

  Accounts payable related to recapitalization and issuance of stock          $         --       $         --
                                                                              ============       ============

  Stockholder loans contributed to capital for preferred stock                $         --       $         --
                                                                              ============       ============

Conversion of nonredeemable convertible Series A preferred stock
    to redeemable and related charge                                          $         --       $ 14,653,909
                                                                              ============       ============

  Accretion of Series A and Series B preferred stock to redemption value      $  2,281,000       $         --
                                                                              ============       ============

  Conversion of Series A and Series B preferred stock to common stock         $ 14,479,303       $         --
                                                                              ============       ============

  Issuance of common stock for business acquired                              $    584,000       $         --
                                                                              ============       ============

  Convertible subordinated note issued in connection with
    business acquired                                                         $  4,350,000       $         --
                                                                              ============       ============
                                                                            Year Ended         Year Ended
                                                                          June 30, 1998      June 30, 1997
                                                                          -------------      -------------
Cash flows used in operating activities:
  Net loss                                                                 $ (2,782,493)      $   (955,620)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                                66,666             73,754
    Noncash stock compensation                                                   88,563                 --
    Noncash financing charge                                                         --                 --
    Provision for doubtful accounts                                                  --                 --
    Changes in operating assets and liabilities:
        Increase in accounts receivable                                         (42,451)          (109,793)
        (Increase) decrease in other assets                                     (22,305)             7,480
        Increase (decrease) in accounts payable                                (168,214)            59,238
        Increase in accrued expenses                                            118,932            218,705
        Increase in other current liabilities                                        --                 --
        Increase (decrease) in deferred revenue                                 (19,415)          (127,480)
                                                                           ------------       ------------
          Total adjustments                                                      21,776            121,904
                                                                           ------------       ------------
          Net cash used in operating activities                              (2,760,717)          (833,716)
                                                                           ------------       ------------
Cash flows used in investing activities:

  Purchases of equipment                                                       (407,203)           (90,501)
  Acquisitions, net of cash acquired                                                 --                 --
                                                                           ------------       ------------
                    Net cash used in investing activities                      (407,203)           (90,501)
                                                                           ------------       ------------
Cash flows from financing activities:
  Loans from stockholders                                                       500,000            687,000
  Principal payments on capital lease obligations                                    --                 --
  Proceeds from issuance of preferred stock, net                              1,815,519          2,000,045
  Proceeds from issuance of common stock, net                                        --                 --
                                                                           ------------       ------------
                    Net cash provided by financing activities                 2,315,519          2,687,045
                                                                           ------------       ------------

                    Net increase (decrease) in cash and cash equivalents       (852,401)         1,762,828
Cash and equivalents, beginning of period                                     1,762,828                 --
                                                                           ------------       ------------
Cash and equivalents, end of period                                        $    910,427       $  1,762,828
                                                                           ============       ============

 Supplemental disclosures of cash flow information:

  Cash paid during the period for interest                                 $      6,216       $    113,200
                                                                           ============       ============

Supplemental schedule of noncash investing and finance activities:

  Equipment acquired under capital leases                                  $     18,000       $         --
                                                                           ============       ============

  Accounts payable related to recapitalization and issuance of stock       $         --       $     37,877
                                                                           ============       ============

  Stockholder loans contributed to capital for preferred stock             $    500,000       $  1,536,922
                                                                           ============       ============

  Charge for conversion of nonredeemable convertible Series A preferred
    stock to redeemable                                                    $         --       $         --
                                                                           ============       ============

  Accretion of Series A and Series B preferred stock to redemption value   $         --       $         --
                                                                           ============       ============

  Conversion of Series A and Series B preferred stock to
     common stock                                                          $         --       $         --
                                                                           ============       ============


  Issuance of common stock for business acquired                           $         --       $         --
                                                                           ============       ============

  Convertible subordinated note issued in connection with
    business acquired                                                      $         --       $         --
                                                                           ============       ============

See accompanying notes to consolidated financial statements.

                                 ILIFE.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

    Ilife.com, Inc. (the "Company") creates, produces, broadcasts and syndicates personal finance information for the online consumer public through a broad portfolio of Web sites, print publications and television programs. The Company's wholly-owned subsidiary, Professional Direct Agency, Inc. ("Pivot"), is a virtual insurance agency and fulfillment/call center specializing in direct insurance sales over the Internet and through other direct media. The Company's personal finance portal, www.ilife.com, features original content that deals with financial planning, taxes, insurance, investing and banking. The Company is organized under the laws of the state of Florida. Under the provisions of the Internal Revenue Code of 1986, as amended, the Company elected to be taxed as an S Corporation. On June 19, 1997, the Company ceased to be an S Corporation and became a C corporation for income tax purposes.

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

  The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning January 2000 compared to the second half of 1999, and has current plans to sell or curtail development of certain non-core web sites, including CPNet.com. Based on these actions and the Company's current plan, we believe our existing liquidity and capital resources will be sufficient to satisfy our cash requirements into 2001. There are no assurances that such actions will ensure cash sufficiency into 2001 or that reducing marketing expenses would not potentially curtail revenue growth.

   The Company is also committed to rationalizing its ownership of ancillary, non-core business units that have historically had significant negative cash contributions. This effort could include: changing these non-core business units' strategy and/or focus, seeking out strategic or financial partners, selling/divesting these assets, or closing them. The beginning of these efforts is our current plan to sell CPNet.com. These actions should result in lower operating expenses, and may result in the Company receiving additional capital and/or equity in other companies. In addition, some of these actions, if taken, could result in material charges to operations and, could potentially result in lower that anticipated revenue growth.

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

          Intangible Assets

   Intangible assets consist primarily of goodwill resulting from the acquisitions of CPNet.com, Pivot and certain assets and liabilities of Green Magazine, Inc. (Note 5), and trademarks. Goodwill is being amortized on a straight-line basis over three to five years, the estimated benefit period. Trademarks are being amortized over their estimated useful lives, which are approximately five years, on a straight-line basis. The Company reviews it intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

          Segment Reporting

   Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company operates in three business divisions consisting of five reportable segments. The three business divisions consist of online publishing, print publishing and licensing and insurance sales.

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

    Pivot is a virtual insurance agency and fulfillment/call center specializing in direct insurance sales over the Internet and through other direct media.

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

          Legal Proceedings

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity. See also Note 12 - Subsequent Events.

    NOTE 11 - SEGMENT INFORMATION

   The Company operates in three business divisions consisting of five reportable segments. The three business divisions consist of online publishing, print publishing and licensing and insurance sales. The online publishing division is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with our Internet web sites bankrate.com, theWhiz.com, IntelligentTaxes.com, GreenMagazine.com, Consejero.com and CPNet.com. Bankrate.com, theWhiz.com and Consejero.com constitute segments within this division. The print publishing and licensing division and segment is primarily engaged in the sale of advertising in the Consumer Mortgage Guide rate tables, newsletter subscriptions and licensing of research information. We also charge a commission for the placement of the Consumer Mortgage Guide in a print publication. The insurance division also constitutes a segment and operates through a virtual insurance agency and fulfillment/call center specializing in direct insurance sales on the Internet and through other direct media. The accounting policies are the same as those described in Summary of Significant Accounting Policies in Note 2. The Company evaluates the performance of its operating segments based on contribution margin.

   Although no one customer accounted for more than 10% of total revenue for the year ended December 31, 1999 and for the six month period ended December 31, 1998, the five largest customers accounted for approximately 14% and 18%, respectively, of total revenue for those periods. No revenues are generated outside of the United States.

    Summarized segment information as of December 31, 1999 and 1998, and for the year and six month period ended December 31, 1999 and 1998, respectively, is presented below.

                                                                Year ended December 31, 1999
                                                                 Online Publishing
                                                 bankrate.com   theWhiz.com    Consejero.com      Other
                                                 ------------   -----------    -------------      -----
Revenue                                          $ 8,133,734    $   304,049     $     8,036     $  51,086
Direct cost of operations                         14,104,164      3,276,668       2,217,879       752,903
Contribution margin                               (5,970,430)    (2,972,619)     (2,209,843)     (701,817)
Sales                                                      -              -               -             -
Product research                                           -              -               -             -
General and administrative expenses                        -              -               -
Depreciation and amortization                              -              -               -        28,124
Noncash stock based compensation                           -              -               -             -
Noncash financing charge                                   -              -               -             -
Other, net                                                 -              -               -             -
Segment profit (loss)                             (5,970,430)    (2,972,619)     (2,209,843)     (729,941)
Total assets                                               -              -               -       784,993
Capital expenditures                                       -              -               -             -

                                                                Year ended December 31, 1999
                                                      Print
                                                   Publishing
                                                 and Licensing      Pivot           Other          Total
                                                 -------------   -----------        -----          -----
Revenue                                          $ 3,472,780   $    147,827     $         -  $ 12,117,512
Direct cost of operations                          2,387,127      1,666,269               -    24,405,010
Contribution margin                                1,085,653     (1,518,442)              -   (12,287,498)
Sales                                                      -              -       2,850,669     2,850,669
Product research                                           -              -       2,984,283     2,984,283
General and administrative expenses                        -              -       7,206,075     7,206,075
Depreciation and amortization                              -        621,350         579,897     1,229,371
Noncash stock based compensation                           -              -       3,305,104     3,305,104
Noncash financing charge                                   -              -       2,656,000     2,656,000
Other, net                                                 -              -      (1,030,669)   (1,030,669)
Segment profit (loss)                               1,085,653    (2,139,792)    (18,551,358)  (31,488,330)
Total assets                                               -      4,742,776      27,933,988    33,461,757
Capital expenditures                                       -         17,019       1,692,060     1,709,079


                                                         Six months ended December 31, 1998
                                                     Online Publishing
                                  bankrate.com          theWhiz.com          Consejero.com              Other
                                  ------------          -----------          -------------              -----
Revenue                           $ 1,772,360          $  33,176                $   3,341            $ 82,953
Direct cost of operations             847,145            286,244                  112,178              21,283
Contribution margin                   925,215           (253,068)                (108,837)             61,670
Sales                                       -                  -                        -                   -
Product research                            -                  -                        -                   -
General and administrative
 expenses                                   -                  -                        -                   -
Depreciation and
 amortization                               -                  -                        -                   -
Noncash stock based
 compensation                               -                  -                        -                   -
Other, net                                  -                  -                        -                   -
Segment profit (loss)                 925,215           (253,068)                (108,837)             61,670
Total assets                                -                  -                        -                   -
Capital expenditures                        -                  -                        -                   -


                                                         Six months ended December 31, 1998
                                      Print
                                    Publishing
                                  and Licensing          Pivot                   Other             Total
                                  -------------          -----                   -----             -----
Revenue                            $1,577,361          $       -              $         -       $  3,469,191
Direct cost of operations           1,079,634                  -                        -          2,346,484
Contribution margin                   497,727                  -                        -          1,122,707
Sales                                       -                  -                  817,403            817,403
Product research                            -                  -                  915,961            915,961
General and administrative
 expenses                                   -                  -                  871,057            871,057
Depreciation and
 amortization                               -                  -                   98,491             98,491
Noncash stock based
 compensation                               -                  -                  669,000            669,000
Other, net                                  -                  -                 (153,987)          (153,987)
Segment profit (loss)                 497,727                  -               (3,217,925)        (2,095,218)
Total assets                                -                  -                3,099,352          3,099,352
Capital expenditures                        -                  -                  406,875            406,875

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

3.2    Articles of Amendment to Amended and Restated Articles of Incorporation.

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

10.9 Cancellation and Stock Repurchase Agreement, dated as of March 10, 1999, by the registrant in favor of William P. Anderson, III.(1)

10.10 Agreement of Cancellation and Release, dated as of March 10, 1999, between the registrant and William P. Anderson, III.(1)

10.11 Incentive Stock Option Grant Agreement, dated as of March 10, 1999, between the registrant and William P. Anderson, III.(1)

10.12 Executive Employment Agreement, dated as of March 10, 1999, between ilife.com and William P. Anderson, III.(1)

10.13 Stock Purchase Agreement dated August 20, 1999, by and between the registrant, the shareholders of Professional Direct Agency, Inc., and The Midland Life Insurance Company.(2)

10.14 Asset Purchase Agreement dated August 27, 1999, by and among the registrant, Green Magazine, Inc., Kenneth A. Kurson, John F. Packel, and James Michaels.(3)

10.15 Lease Agreement dated September 27, 1999 between WK3 Investors, LTD and registrant.

10.16 Purchase and Sale Agreement dated September 27, 1999 by and between registrant and Workplace Holdings, LTD.

21     Subsidiaries of the Registrant.

23.1   Consent of KPMG LLP.*

23.2   Consent of Thomas & Clough Co., P.A..*

27     Financial Data Schedule.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 19th day of April, 2000.

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

            Signature                 Title                                                    Date
/s/ G. Cotter Cunningham         Interim President,                                       April 19, 2000
------------------------         Chief Executive Officer
G. Cotter Cunningham             (Principal Executive Officer)


/s/ Peter W. Minford             Senior Vice President - Administration                   April 19, 2000
------------------------
Peter W. Minford


/s/ Robert J. DeFranco           Vice President-Finance and                               April 19, 2000
------------------------         Chief Accounting
Robert J. DeFranco               Officer

                                 Chairman of the Board                                    ________, 2000
------------------------
Jeff M. Cunningham


/s/ Bruns H. Grayson             Director                                                 April 19, 2000
------------------------
Bruns H. Grayson


/s/ Peter C. Morse               Director                                                 April 19, 2000
------------------------
Peter C. Morse


/s/ Robert P. O'Block            Director                                                 April 19, 2000
------------------------
Robert P. O'Block


/s/ Randall E. Poliner           Director                                                 April 19, 2000
------------------------
Randall E. Poliner
