Form 10-Q
period 2000-03-31
ILIFE COM INC
filed 2000-05-15
CIK 1080866

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[Mark One]
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000

                                      OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-25681

                                ILIFE.COM, INC.
            (Exact name of registrant as specified in Its charter)


                 Florida                                   65-0423422
   (State or other Jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

  11811 U.S. Highway One, Suite 101                         33408
      North Palm Beach, Florida                          (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (561) 627-7330

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ---

The number of outstanding shares of the issuer's common stock as of April 30, 2000, is as follows: 13,979,904 shares of Common Stock, $.01 par value.


--------------------------------------------------------------------------------
                                ilife.com, Inc.
      Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000
                                     Index

PART I.    FINANCIAL INFORMATION                                               PAGE NO.

Item 1.    INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

           Condensed Consolidated Balance Sheets at March 31, 2000 and
             December 31, 1999 ...............................................    3

           Condensed Consolidated Statements of Operations for the
             three months ended March 31, 2000 and 1999.......................    4

           Condensed Consolidated Statements of Cash Flows for  the
             three months ended March 31, 2000  and 1999 .....................    5

           Notes to Condensed Consolidated Financial Statements ..............    6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................   11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........   18

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings .................................................   18

Item 2.    Changes in Securities and Use of Proceeds .........................   19

Item 3.    Defaults Upon Senior Securities ...................................   19

Item 4.    Submission of Matters to a Vote of Security Holders ...............   19

Item 5.    Other Information .................................................   19

Item 6.    Exhibits and Reports on Form 8-K ..................................   19

Signatures ...................................................................   20

    Item 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        ilife.com, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                                                March 31,      December 31,
                                                                                                  2000            1999
                                                                                              -----------      ------------
                             Assets
Cash and cash equivalents                                                                    $ 12,828,385      $ 22,503,540
Accounts receivable, net                                                                        1,717,942         1,480,904
Other current assets                                                                              267,444           383,292
                                                                                             ------------      ------------
                             Total current assets                                              14,813,771        24,367,736

Furniture, fixtures and equipment, net                                                          2,501,072         2,488,394
Intangible assets, net                                                                          4,602,145         5,051,373
Other assets                                                                                    1,600,835         1,554,254
                                                                                             ------------      ------------

                             Total assets                                                    $ 23,517,823      $ 33,461,757
                                                                                             ============      ============

                             Liabilities and Stockholders' Equity (Deficit)
Liabilities:
  Accounts payable                                                                           $  2,005,261      $  2,758,166
  Accrued stock compensation expense                                                            2,032,489         1,159,309
  Other accrued expenses                                                                        3,039,911         6,170,267
  Deferred revenue                                                                                737,929           659,392
  Current portion of obligations under capital leases                                             233,853           229,740
  Other current liabilities                                                                       237,104           246,895
                                                                                             ------------      ------------
                             Total current liabilities                                          8,286,547        11,223,769


10% convertible subordinated note payable                                                       4,350,000         4,350,000
Other liabilities                                                                                 494,194           442,543
                                                                                             ------------      ------------

                             Total liabilities                                                 13,130,741        16,016,312
                                                                                             ------------      ------------

Stockholders' equity (deficit):
   Preferred stock, 10,000,000 shares authorized and undesignated                                       -                 -
   Common stock, par value $.01 per share--100,000,000 shares authorized; 13,548,405 and 13,540,988 shares issued and outstanding at March 31, 2000 and
      December 31, 1999, respectively                                                             135,484           135,410
   Additional paid in capital                                                                  59,597,540        59,543,111
   Accumulated deficit                                                                        (49,345,942)      (42,233,076)
                                                                                             ------------      ------------
                             Total stockholders' equity (deficit)                              10,387,082        17,445,445
                                                                                             ------------      ------------

                             Total liabilities and stockholders' equity (deficit)            $ 23,517,823      $ 33,461,757
                                                                                             ============      ============

See accompanying notes to condensed consolidated financial statements.

                         ilife.com, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                     Three Months Ended
                                                           March 31,
Revenue:                                              2000           1999
                                                   -----------    -----------
  Online publishing                                $ 3,014,399    $ 1,369,836
  Print publishing and licensing                       741,889        856,432
  Other                                                175,016              -
                                                   -----------    -----------
     Total revenue                                   3,931,304      2,226,268
                                                   -----------    -----------
Cost of operations:
  Online publishing                                  2,276,325        672,161
  Print publishing and licensing                       534,738        582,556
  Sales                                                845,236        511,410
  Marketing                                          2,105,200        714,080
  Product research                                     769,192        569,162
  General and administrative expenses                2,978,601        576,598
  Depreciation and amortization                        284,989         67,990
  Goodwill amortization                                457,677          3,335
  Noncash stock based compensation                     918,040      1,907,782
                                                   -----------    -----------
     Total cost of operations                       11,169,998      5,605,074
                                                   -----------    -----------
     Loss from operations                           (7,238,694)    (3,378,806)
                                                   -----------    -----------
Other income (expense):
  Interest income                                      249,397         16,746
  Interest expense                                    (123,569)       (15,396)
  Noncash financing charge                                   -     (2,656,000)
  Other                                                      -          6,132
                                                   -----------    -----------
     Other income (expense), net                       125,828     (2,648,518)
                                                   -----------    -----------
  Loss before income taxes                          (7,112,866)    (6,027,324)
Income taxes                                                 -              -
                                                   -----------    -----------
Net loss                                            (7,112,866)    (6,027,324)
Accretion of convertible Series A and
  Series B preferred stock to redemption value               -     (1,852,000)
                                                   -----------    -----------
Net loss applicable to common stock                $(7,112,866)   $(7,879,324)
                                                   ===========    ===========

Basic and diluted net loss per share               $     (0.53)   $     (1.92)
                                                   ===========    ===========

Weighted average shares outstanding used in
  basic and diluted per-share calculation           13,543,678      4,099,458
                                                   ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                        ilife.com, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                            Three Months Ended
                                                                                  March 31,
                                                                          2000                 1999
                                                                      ------------         ------------
Cash flows from operating activities:
 Net loss                                                             $ (7,112,866)        $ (6,027,324)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                            742,666               71,325
  Allowance for doubtful accounts                                           74,434                    -
  Noncash stock compensation                                               918,040            1,907,782
  Noncash financing charge                                                       -            2,656,000
  Changes in operating assets and liabilities:
   Increase in accounts receivable                                        (329,615)            (118,331)
   Increase in deferred initial public offering costs                            -             (305,612)
   Decrease in other assets                                                 63,532               28,666
   Increase (decrease) in accounts payable                                (752,905)             542,555
   Increase (decrease) in accrued expenses                              (3,130,355)             285,011
   Increase  in other current liabilities                                   98,959                    -
   Increase (decrease) in deferred revenue                                  78,537             (132,967)
                                                                       -----------          -----------
      Total adjustments                                                 (2,236,707)           4,934,429
                                                                       -----------          -----------
      Net cash used in operating activities                             (9,349,573)          (1,092,895)
                                                                       -----------          -----------
Cash flows used in investing activities:
 Purchases of equipment                                                   (282,238)             (92,481)
 Acquisitions, net of cash acquired                                                             (86,192)
                                                                                            -----------
      Net cash used in investing activities                               (282,238)            (178,673)
                                                                       -----------          -----------
Cash flows from financing activities:
 Loans from stockholders                                                         -            1,000,000
 Principal payments on capital lease obligations                           (52,986)             (93,452)
 Proceeds from exercise of stock options                                     9,642                    -
                                                                       -----------          -----------
      Net cash provided by financing activities                            (43,344)             906,548
                                                                       -----------          -----------
      Net increase (decrease) in cash and cash equivalents              (9,675,155)            (365,020)
Cash and equivalents, beginning of period                               22,503,540            1,633,100
                                                                       -----------          -----------
Cash and equivalents, end of period                                    $12,828,385          $ 1,268,080
                                                                       ===========          ===========

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest                              $    14,819          $    15,396
                                                                       ===========          ===========
Supplemental schedule of noncash investing and finance activities:
 Equipment acquired under capital leases                               $         -          $   248,000
                                                                       ===========          ===========
 Accretion of Series A and Series B preferred stock to
  redemption value                                                     $         -          $ 1,852,000
                                                                       ===========          ===========

See accompanying notes to condensed consolidated financial statements.

                        ILIFE.COM, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

     On November 12, 1999, the Company changed its name from Intelligent Life Corporation to ilife.com, Inc.

     The Company has incurred net losses in each of its last four fiscal years. The Company had an accumulated deficit of approximately $49 million as of March 31, 2000. The Company anticipates that it will incur operating losses and negative cash flows in the foreseeable future due to high levels of planned expenditures to enhance the Company's services, develop new content, build brand awareness and hire personnel to support growth.

     The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning January 2000 compared to the second half of 1999, and has current plans to sell or curtail development of certain non-core web sites, including CPNet.com. Based on these actions and the Company's current plan, the Company believes its existing liquidity and capital resources will be sufficient to satisfy its cash requirements into 2001. There are no assurances that such actions will ensure cash sufficiency into 2001 or that reducing marketing expenses would not potentially curtail revenue growth.

     The Company is also committed to rationalizing its ownership of ancillary, non-core business units that have historically had significant negative cash contributions. This effort could include: changing these non-core business units' strategy and/or focus; seeking out strategic or financial partners; selling/divesting these assets; or closing these operations. The beginning of these efforts is the Company's current plan to sell CPNet.com. These actions should result in lower operating expenses, and may result in the Company receiving additional capital and/or equity in other companies. In addition, some of these actions, if taken, could result in material charges to operations and could potentially result in lower than anticipated revenue growth.

     The Company may consider additional options, which include, but are not limited to, the following: forming strategic partnerships or alliances; considering other strategic alternatives, including a merger or sale of the Company, or an acquisition; or raising new debt and/or equity capital. There can be no assurance that we will be able to raise such funds or realize our strategic alternatives on favorable terms or at all.

     Further, due to the purported class-action lawsuit discussed in Note 3, which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending this matter which may impact the operations of the Company.

         Basis of Presentation

     The unaudited interim condensed consolidated financial statements for the three months ended March 31, 2000 and 1999, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999, respectively. The results for the three months ended March 31, 2000 are unaudited, are not necessarily indicative of the expected results for the full year or any future period.

     The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

         Net Loss Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is also computed using the weighted average number of common shares outstanding during the period. Common stock equivalents, consisting of stock options and a convertible subordinated promissory note payable, have been excluded from the computation of diluted earnings per share as their effect is anti-dilutive.

NOTE 2 - SEGMENT INFORMATION

     The Company operates in three business divisions consisting of six reportable segments. The three business divisions consist of online publishing, print publishing and licensing and insurance sales. The online publishing division is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with our Internet web sites bankrate.com, theWhiz.com, IntelligentTaxes.com, GreenMagazine.com, Consejero.com and CPNet.com. Bankrate.com, theWhiz.com and Consejero.com constitute segments within this division. The print publishing and licensing division and segment is primarily engaged in the sale of advertising in the Consumer Mortgage Guide rate tables, newsletter subscriptions and licensing of research information. We also charge a commission for the placement of the Consumer Mortgage Guide in a print publication. The insurance division also constitutes a segment and operates through a virtual insurance agency and fulfillment/call center specializing in direct insurance sales on the Internet and through other direct media. GreenMagazine.com has met the threshold for reportable segments and is expected to continue to do so and therefore has been shown as a separate operating segment as of March 31, 2000. For the year ended December 31, 1999 revenue, direct cost of operations and segment losses were $1,572, $263,169 and $(261,597), respectively. The Company evaluates the performance of its operating segments based on contribution margin.

     Although no one customer accounted for greater than 10% of total revenues for the three months ended March 31, 2000 and 1999, the five largest customers accounted for approximately 26% and 13%, respectively, of total revenues for those periods.

     Summarized segment information as of March 31, 2000 and 1999, and for the three months ended March 31, 2000 and 1999, is presented below.

                                                                      Three Months Ended March 31, 2000

                                                                            Online Publishing

                                             bankrate.com     theWhiz.com     Consejero.com     GreenMagazine.com       Other
                                             ------------     -----------     -------------     -----------------     ---------
Revenue                                       $2,744,279        $  76,863         $  12,014             $  47,946     $ 133,297
Direct cost of operations                      1,748,477          339,239           361,988               685,252       667,006
Contribution margin                              995,802         (262,378)         (349,974)             (837,306)     (533,709)
Sales                                                  -                -                 -                     -             -
Product research                                       -                -                 -                     -             -
General and administrative expenses                    -                -                 -                     -             -
Depreciation and amortization                          -                -                 -                     -             -
Noncash stock based compensation                       -                -                 -                     -             -
Other, net                                             -                -                 -                     -             -
Segment profit (loss)                            995,802         (262,378)         (349,974)             (837,306)     (533,709)
Total assets                                           -                -                 -                     -             -
Capital expenditures                                   -                -                 -                             282,238


                                                             Three Months Ended March 31, 2000 (continued)

                                                  Print
                                               Publishing
                                             and Licensing        Pivot             Other                Total
                                             ------------     -----------     -------------     -----------------
Revenue                                           $741,889    $   175,016       $         -           $ 3,931,304
Direct cost of operations                          534,738      1,317,501                 -             5,654,201
Contribution margin                                207,151     (1,142,485)                -            (1,722,897)
Sales                                                    -              -           845,236               845,236
Product research                                         -              -           769,192               769,192
General and Administrative expenses                      -              -         2,240,663             2,240,663
Depreciation and amortization                            -        445,822           296,844               742,666
Noncash stock based compensation                         -              -           918,040               918,040
Other, net                                               -          1,792           124,036               125,828
Segment profit (loss)                              207,151     (1,586,515)       (4,945,939)           (7,112,866)
Total assets                                             -      4,443,361        19,074,462            23,517,823
Capital expenditures                                     -              -                 -               282,238



                                                                    Three Months Ended March 31, 1999

                                                                           Online Publishing
                                               bankrate.com    theWhiz.com   Consejero.com      GreenMagazine.com       Other
                                               ------------    ----------- -----------------    -----------------     ---------
Revenue                                         $1,286,672      $  83,164         $       -      $              -     $       -
Direct cost of operations                          718,835        419,090           171,955                     -        45,835
Contribution margin                                567,837       (335,926)         (171,955)                    -       (45,835)
Sales                                                    -              -                 -                     -             -
Product research                                         -              -                 -                     -             -
General and administrative expenses                      -              -                 -                     -             -
Depreciation and amortization                            -              -                 -                     -             -
Noncash stock based compensation                         -              -                 -                     -             -
Other, net                                               -              -                 -                     -             -
Segment profit (loss)                                    -              -                 -                     -             -
Total assets                                       567,837       (335,926)         (171,955)                    -       (45,835)
Capital expenditures                                     -              -                 -                     -             -
Capital expenditures                                     -              -                 -                     -             -





                                                           Three Months Ended March 31, 1999 (continued)

                                                  Print
                                                Publishing
                                               and Licensing        Pivot            Other               Total
                                               ------------     -----------     -------------     -----------------
Revenue                                           $856,432              -          $      -           $ 2,226,268
Direct cost of operations                          582,556              -                 -             1,938,071
Contribution margin                                273,876              -                 -               288,197
Sales                                                    -              -           511,410               511,410
Product research                                         -              -           569,152               569,152
General and administrative expenses                      -              -           809,688               809,688
Depreciation and amortization                            -              -            66,981                66,981
Noncash stock based compensation                         -              -         1,907,782             1,907,782
Other, net                                               -              -         2,658,000             2,658,000
Segment profit (loss)                                    -              -             7,482                 7,482
Total assets                                       273,876              -        (6,315,521)           (6,027,324)
Capital expenditures                                     -              -         3,484,060             3,484,060
Capital expenditures                                     -              -            92,481                92,481

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     In September 1999, the Company entered into a lease agreement for new office facilities. A $300,000 letter of credit was provided to the lessor as a security deposit. The initial lease term is ten years from the date of occupancy (estimated to be September 15, 2000) with two five year renewal options. Annual base rent during the initial lease term will range from $660,000 in the first two years to $760,000. The Company also entered into an agreement to purchase an adjoining tract of land for $609,000. A deposit of $60,000 was provided with the agreement to close the transaction no later than June 30, 2000.

  On February 25, 2000 the Company announced that William P. Anderson resigned as its President and Chief Executive Officer and as a director. Under the terms of his Executive Employment Agreement entered into on March 10, 1999, Mr. Anderson will receive cash compensation totaling approximately $150,000 and will continue to vest in his stock options through November 15, 2000, which resulted in a noncash charge of approximately $860,000. Both the cash charge ($150,000) and the noncash charge ($860,000) were recorded in the quarter ended March 31, 2000. Further, in accordance with the terms of his agreement, if there is a change in control of the Company prior to November 15, 2000, Mr. Anderson would immediately vest in 100% of the remaining unvested shares and accordingly, an additional noncash charge would be recorded at that time.

  On March 28, 2000, a purported class-action lawsuit was filed against the Company in the United States District Court for the Southern District of New York. The suit alleges that the Company violated federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's results for the quarter ended March 31, 1999, in the Company's registration statement filed with the Securities and Exchange Commission in connection with the Company's initial public offering. The complaint was filed by a single stockholder purportedly on behalf of all stockholders who purchased shares of the Company's stock during the period from May 13, 1999 through March 27, 2000. The Company intends to vigorously defend against the lawsuit. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 4 - SUBSEQUENT EVENTS

  On April 5, 2000, Jeffrey M. Cunningham was appointed to the Company's Board of Directors as non-executive chairman. In accordance with the terms of a Stock Purchase Plan and Subscription Agreement (the "Purchase Agreement") entered into on that date, Mr. Cunningham subscribed to purchase 431,499 shares of the Company's common stock for $997,841 in cash (or $2.313 per share). The purchase price of the shares is equal to the closing price per share of the Company's common stock on April 5, 2000, as reported by the Nasdaq National Market. The Purchase Agreement provides that the Company must hold the purchase price in escrow until the date and time the Company's stockholders vote on a proposal to ratify and approve the issuance and sale of the shares under the Purchase Agreement. The stockholders will be asked to vote on the proposal at the annual meeting of the Company's stockholders to be held on June 8, 2000. In the event the stockholders of the Company approve the issuance and sale of the shares under the Purchase Agreement, the purchase price will be released from escrow to the Company and the Company will deliver the shares to Mr. Cunningham. In the event that the stockholders do not approve this proposal, the Company will return the purchase price, with interest, to Mr. Cunningham and will cancel the shares. In addition, on April 5, 2000, Mr. Cunningham was granted stock options under the 1999 Equity Compensation Plan to purchase 141,905 shares of common stock at $4.50 per share and 125,622 shares at $3.75 per share. One-half of the options vest and become exercisable on March 31, 2001, and the balance vest and become exercisable in equal monthly increments commencing on April 30, 2001 and concluding on March 31, 2002. The Company will recognize compensation expense of approximately $217,000 over the vesting period.

  On April 27, 2000, Elisabeth DeMarse was appointed to the Company's Board of Directors as well as elected President and Chief Executive Officer of the Company. Ms. DeMarse entered into an employment agreement with the Company on that date. Pursuant to the terms of her employment agreement, Ms. DeMarse is entitled to receive an annual base salary of $300,000 and a bonus of $100,000 payable in quarterly installments. The Company has agreed to provide other benefits, including $500,000 in term life insurance and participation in the Company's benefit plans available to other executive officers. Under the terms of the employment agreement, Ms. DeMarse agrees to assign to the Company all of her copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of her employment and for a period of one year thereafter, Ms. DeMarse agrees not to compete with the Company and not to recruit any of the Company's employees, unless the Company terminates her without cause or she resigns for good reason.

Upon Ms. DeMarse's termination of employment for certain reasons (i.e., without cause, disability, resignation for good reason (as defined in the agreement), or a change of control), the Company agrees to pay her a severance equal to 12 months' base salary, as well as reimburse her for health, dental and life insurance coverage premiums for one year after such termination. The agreement terminates on April 27, 2002, unless otherwise extended by the parties. Ms. DeMarse was also granted options to purchase 541,936 shares of the Company's common stock under the 1999 Equity Compensation Plan at $2.688 per share, the fair market value on the date of grant. The options vest over a 24 month period. The options vest as to 25% of the shares six months from the date of grant; and as to the remaining 75%, in equal monthly installments over the next 18 months thereafter, with 100% vesting on the second anniversary of the date of grant. The option grant to Ms DeMarse exceeded the number of shares available for grant under the Company's 1999 Equity Compensation Plan by 541,936 shares. The Board of Directors of the Company approved an amendment to the 1999 Equity Compensation Plan to increase the number of shares of common stock available for grants under the plan from 1,500,000 shares to 3,500,000 shares and has submitted such amendment for approval by the Company's stockholders at the 2000 annual meeting. Accordingly, the option grant to Ms. DeMarse provides that the grant of options is subject to the stockholder approval of the amendment to the plan to the extent the number of shares of common stock underlying the options exceed the number of shares available for grant under the plan. As a result, in the event the stockholders do not approve the amendment to the plan, Ms. DeMarse's options for the purchase of 541,936 shares of common stock will be forfeited and she will have grounds to terminate her employment agreement for good reason.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Ilife.com, Inc. has included in this filing certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by words such as "expects", "anticipates", "intends", "believes", "could", "should", "would" or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Important factors that could cause actual results to differ materially from those in forward-looking statements are set forth in the Company's Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

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

Recent Developments

  On April 12, 1999, our Board of Directors approved changing our fiscal year-end to December 31 from June 30.

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

  On August 27, 1999, the Company acquired certain assets and assumed certain liabilities of Green Magazine, Inc. ("Green") pursuant to an Asset Purchase Agreement, dated August 27, 1999, by and among the Company, Green, Kenneth A. Kurson, John F. Packel and James Michaels (the "Agreement"), for approximately $831,000 including acquisition costs. Pursuant to the Agreement, the Company acquired the rights to all agreements, contracts, commitments, licenses, copyrights, trademarks and the subscriber/customer list of Green. Kenneth A. Kurson and John F. Packel were also employed by the Company. The total consideration paid was approximately $784,000 consisting of $200,000 in cash and 100,000 unregistered shares of the Company's common stock valued at approximately $584,000. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $883,000) was recorded as goodwill and is being amortized over three years, the expected benefit period.

  On November 12, 1999, we changed our name from "Intelligent Life Corporation" to "ilife.com, Inc." to more accurately reflect the Company's major revenue generating activities, which are derived from the Internet.

  On February 25, 2000, the Company announced that William P. Anderson resigned as its President and Chief Executive Officer and as a director. Under the terms of his Executive Employment Agreement entered into on March 10, 1999, Mr. Anderson will receive cash compensation totaling approximately $150,000 and will continue to vest in his stock options through November 15, 2000, which will result in a noncash charge of approximately $860,000. Both the cash charge ($150,000) and the noncash charge ($860,000) were recorded in the quarter ended March 31, 2000. Further, in accordance with the terms of his agreement, if there is a change in control of the Company prior to November 15, 2000, Mr. Anderson would immediately vest in 100% of the remaining unvested shares and accordingly, a additional noncash charge would be recorded at that time.

  On April 5, 2000, Jeffrey M. Cunningham was appointed to the Company's Board of Directors as non-executive chairman. In accordance with the terms of a Stock Purchase Plan and Subscription Agreement (the "Purchase Agreement") entered into on that date, Mr. Cunningham subscribed to purchase 431,499 shares of the Company's common stock for $997,841 in cash (or $2.313 per share).

The purchase price of the shares is equal to the closing price per share of the Company's common stock on April 5, 2000, as reported by the Nasdaq National Market. The Purchase Agreement provides that the Company must hold the purchase price in escrow until the date and time the Company's stockholders vote on a proposal to ratify and approve the issuance and sale of the shares under the Purchase Agreement. The stockholders will be asked to vote on the proposal at the annual meeting of the Company's stockholders to be held on June 8, 2000. In the event the stockholders of the Company approve the issuance and sale of the shares under the Purchase Agreement, the purchase price will be released from escrow to the Company and the Company will deliver the shares to Mr. Cunningham. In the event that the stockholders do not approve this proposal, the Company will return the purchase price, with interest, to Mr. Cunningham and will cancel the shares. In addition, on April 5, 2000, Mr. Cunningham was granted stock options under the 1999 Equity Compensation Plan to purchase 141,905 shares of common stock at $4.50 per share and 125,622 shares at $3.75 per share. One-half of the options vest and become exercisable on March 31, 2001, and the balance vest and become exercisable in equal monthly increments commencing on April 30, 2001 and concluding on March 31, 2002. The Company will recognize compensation expense of approximately $217,000 over the vesting period.

  On April 27, 2000, Elisabeth DeMarse was appointed to the Company's Board of Directors as well as elected President and Chief Executive Officer of the Company. Ms. DeMarse entered into an employment agreement with the Company on that date. Pursuant to the terms of her employment agreement, Ms. DeMarse is entitled to receive an annual base salary of $300,000 and a bonus of $100,000 payable in quarterly installments. The Company has agreed to provide other benefits, including $500,000 in term life insurance and participation in the Company's benefit plans available to other executive officers. Under the terms of the employment agreement, Ms. DeMarse agrees to assign to the Company all of her copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of her employment and for a period of one year thereafter, Ms. DeMarse agrees not to compete with the Company and not to recruit any of the Company's employees, unless the Company terminates her without cause or she resigns for good reason. Upon Ms. DeMarse's termination of employment for certain reasons (i.e., without cause, disability, resignation for good reason (as defined in the agreement), or a change of control), the Company agrees to pay her a severance equal to 12 months' base salary, as well as reimburse her for health, dental and life insurance coverage premiums for one year after such termination. The agreement terminates on April 27, 2002, unless otherwise extended by the parties. Ms. DeMarse was also granted options to purchase 541,936 shares of the Company's common stock under the 1999 Equity Compensation Plan at $2.688 per share, the fair market value on the date of grant. The options vest over a 24 month period. The options vest as to 25% of the shares six months from the date of grant; and as to the remaining 75%, in equal monthly installments over the next 18 months thereafter, with 100% vesting on the second anniversary of the date of grant. The option grant to Ms DeMarse exceeded the number of shares available for grant under the Company's 1999 Equity Compensation Plan by 541,936 shares. The Board of Directors of the Company approved an amendment to the 1999 Equity Compensation Plan to increase the number of shares of common stock available for grants under the plan from 1,500,000 shares to 3,500,000 shares and has submitted such amendment for approval by the Company's stockholders at the 2000 annual meeting. Accordingly, the option grant to Ms. DeMarse provides that the grant of options is subject to the stockholder approval of the amendment to the plan to the extent the number of shares of common stock underlying the options exceed the number of shares available for grant under the plan. As a result, in the event the stockholders do not approve the amendment to the plan, Ms. DeMarse's options for the purchase of 541,936 shares of common stock will be forfeited and she will have grounds to terminate her employment agreement for good reason.

Legal Proceedings

  On March 28, 2000, a purported class-action lawsuit was filed against the Company and certain of its directors and officers, its auditor and underwriters in the United States District Court for the Southern District of New York (Civil Action No. 00CIV.2337). The complaint, which seeks an unspecified amount of money damages, was filed by Brian DeMaria, a single stockholder, purportedly on behalf of all stockholders who purchased shares of our stock during the period from May 13, 1999 through March 27, 2000. The plaintiff alleges that the Company violated federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's financial results for the quarter ended March 31, 1999, in its registration statement and prospectus filed with the Securities and Exchange Commission in connection with the Company's initial public offering. More particularly, the plaintiff alleges, among other things, that the Company failed to disclose in its registration statement and prospectus the fact that the Company incurred a net loss of approximately $6 million in the quarter ended March 31, 1999. The plaintiff alleges that the information was not made public until May 24, 1999, when the Company issued a press release with respect to the results for that quarter. The Company contends that the loss for the quarter ended March 31, 1999 was properly disclosed. The Company intends to vigorously defend against the lawsuit.

Overview of Revenue and Expenses

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

  Other income (expense) is comprised of interest income on invested cash and interest expense. Also included is a noncash finance charge recorded upon the conversion of a note payable to a stockholder into shares of convertible preferred stock which, upon completion of our initial public offering in Mar 1999, was subsequently converted into common stock.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Revenue

  Total revenue for the three months ended March 31, 2000 of $3,931,304 increased $1,705,036, or 77%, over the comparable period in 1999. Online publishing revenue increased $1,644,563, or 120%, to $3,014,399 and represented 77% of total revenue compared to 62% in 1999. These increases were due to higher levels of advertising sales and higher advertising rates facilitated by an increase in advertising inventory. The increases resulted from an increase in the number of distribution partners and higher overall site traffic. Additionally, in July 1999, the Company launched a multi-media integrated marketing program to establish brand awareness and build site traffic. This program included a print advertising campaign with insertions in news, business, computer and personal finance publications; an online banner and sponsorship program; a comprehensive public relations program; and various media delivery systems including television and print media.

   Print publishing and licensing revenue decreased $114,543 or 13%, to $741,889 due primarily to a $111,423, or 18%, decrease in Consumer Mortgage Guide revenues. This decrease was a result of increasing interest rates which slowed the refinance markets and caused other advertisers not to publish their higher rates.

  Other revenue of $175,016 represents insurance commissions earned by Pivot which was acquired in August 1999.

  Online publishing costs increased 239% to $2,276,325 for the three months ended March 31, 2000 from $672,161 in the comparable period in 1999. This $1,604,164 increase was due primarily to a $567,000 increase in human resource costs in bankrate.com, theWhiz.com, Consejero.com and CPNet.com supporting an increase in headcount of 26 people. Additional costs of approximately $1,091,000 were incurred in the quarter ended March 31, 2000 for GreenMagazine.com, ilife.com and IntelligentTaxes.com which were launched in the fourth quarter of 1999.

  Sales costs for the three months ended March 31, 2000 were $333,826, or 65%, higher than in the comparable period in 1999 due to higher human resource costs ($155,000) and sales commissions ($126,000) supporting the higher levels of revenue.

  Marketing expenses of $2,105,200 for the three months ended March 31, 2000 were $1,391,120 higher than in 1999 primarily due to online advertising monies spent for bankrate.com, GreenMagazine.com, ilife.com and IntelligentTaxes.com with the goal of sustaining brand awareness and driving traffic to our newly launched web sites. Compared to the fourth quarter of 1999, marketing expenses were $5,998,923 or 74% lower following the Company's plan to reduce its level of spending on advertising and marketing.

  Product research costs increased $200,030, or 35%, for the three months ended March 31, 2000 compared to 1999 due primarily to higher personnel expenses to support the growth in revenue and web sites launched during the fourth quarter in 1999.

  General and administrative expenses of $2,978,601 for the three months ended March 31, 2000 were $2,402,003, or 417%, higher than the comparable period in 1999 due primarily to higher human resource costs, facilities and professional services expenses supporting the growth in the business. Approximately $1,037,000 of the increase is attributable to the expenses of Pivot which was acquired in August 1999.

  Depreciation and amortization of $284,989 for the three months ended March 31, 2000 was $216,999 or 319%, higher compared to 1999 due to purchases of software and computer equipment. Goodwill amortization of $457,677 is a result of the Pivot and Green acquisitions in the third quarter of 1999. Goodwill of $4,609,015 and $883,117 was recorded for Pivot and GreenMagazine.com, respectively, and is being amortized over a three-year period.

  Noncash stock based compensation expense of $918,040 was recorded in the three month period ended March 31, 2000 compared to $1,907,782 in the same period in 1999. In 2000, the Company recorded $860,000 of noncash charges upon the resignation of the Company's former president and chief executive officer related to the continued vesting of stock options under the terms of an employment agreement. The remaining expense relates to stock options granted under the 1997 and 1999 Equity Compensation Plans at less than fair market value on the date of grant. In 1999, the Company recorded approximately $2,113,000 of nancash charges when a note receivable for a restricted stock grant to our former president and chief executive officer was forgiven, the unvested shares under the grant (264,932) were reaquired by us, the associated put right was cancelled and 189,238 shares of redeemable common stock were reclassified to common stock and vested immediately. Approximately $126,000 was recorded for options granted under the 1997 Equity Compensation Plan in March 1999 and prior years.

   The Company recorded a noncash financing charge of $2,656,000 in March 1999 compared to none in 2000. In March 1999, one of the Company's Series B convertible preferred stockholders loaned the Company $1,000,000, at 8% interest due April 9, 1999. On April 9, 1999, the principal amount of the loan plus accrued interest was converted, pursuant to its terms, into 6,784 shares of Series B convertible preferred stock and, accordingly, the finance charge was recorded.

  Interest income of $249,397 for the three months ended March 31, 2000 was up from $16,746 in the comparable 1999 period due to investing the proceeds from the Company's initial public offering in short-term, interest bearing instruments. Interest expense was up $108,173 over the comparable period in 1999 due to the increase in debt associated with equipment under capital leases and the 10% convertible subordinated note payable issued in connection with the Pivot acquisition.

Liquidity and Capital Resources

  Ilife.com, Inc. has funded its operations using capital raised from shareholders, from the proceeds of its initial public offering in May 1999, and from its operating revenue. As of March 31, 2000, we had working capital of $6,527,224. Cash used in operating activities was $9,349,573 and was primarily the result of funding operating losses due to the continued expansion of its online publishing efforts and payments made in connection with the 1999 marketing campaigns.

  Cash used in investing activities was primarily for the purchase of computer and office equipment and furniture.

  In connection with the acquisition of Pivot in August 1999, the Company signed a $4,350,000 five-year convertible subordinated note payable to Pivot's former owner. The note bears interest at 10% and is due in one payment on August 20, 2004. Interest is due beginning August 20, 2002 and thereafter every six months until conversion or payment in full. The note is convertible at any time by the holder into 625,000 shares of our common stock.

   We have incurred net losses in each of our last four fiscal years. We had an accumulated deficit of approximately $49 million as of March 31, 2000. We anticipate that we will incur operating losses and negative cash flows in the foreseeable future due to high levels of planned expenditures to enhance our services, develop new content, build brand awareness and hire personnel to support our growth.

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

  The Company is also committed to rationalizing its ownership of ancillary, non-core business units that have historically had significant negative cash contributions. This effort could include: changing these non-core business units' strategy and/or focus; seeking out strategic or financial partners; selling/divesting these assets, or closing these operations. The beginning of these efforts is our current plan to sell CPNet.com. These actions should result in lower operating expenses, and may result in the Company receiving additional capital and/or equity in other companies. In addition, some of these actions, if taken, could result in material charges to operations and could potentially result in lower than anticipated revenue growth.

  The Company may consider additional options, which include, but are not limited to, the following: forming strategic partnerships or alliances; considering other strategic alternatives, including: a merger or sale of the Company, or an acquisition, or raising new debt and/or equity capital. There can be no assurance that we will be able to raise such funds or realize our strategic alternatives on favorable terms or at all.

   Further, due to the purported class-action lawsuit which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending this matter which may impact the operations of the Company.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

  The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk as the interest paid on such investments fluctuates with the prevailing interest rates. As of March 31, 2000 all of our cash equivalents mature in less than one year.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-74291) relating to the Company's initial public offering of its common stock, was May 13, 1999. A total of 3,500,000 shares of the Company's common stock were sold to an underwriting syndicate at $13.00 per share. The managing underwriters were ING Baring Furman Selz LLC and Warburg Dillon Read LLC. The initial public offering resulted in gross proceeds of $45,500,000, $3,185,000 of which was applied to the underwriting discount and approximately $1,014,000 of which was applied to related expenses. As a result, the net proceeds of the offering to the Company were approximately $41,301,000. From the date of receipt through March 31, 2000 approximately $15,000,000 of the net proceeds was used for marketing, advertising and promotional expenditures, and the remainder was used for working capital or invested on short-term interest bearing investments. None of the net proceeds of the offering were paid directly or indirectly to any director or officer of the Company or any of their associates, or to any persons owning ten percent or more of the Company's common stock, or to any affiliates of the Company. The offering has been completed.

Item 3. DEFAULTS UPON SENIOR SECURITIES

  None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

Item 5. OTHER INFORMATION

  On April 25, 2000, William Martin was appointed to the Company's Board of Directors. He is currently executive vice president of Novix Media, an Internet-based media and entertainment company. In 1998 Mr. Martin was a co-founder of Raging Bull, an investment-based Internet web site. He is currently on deferment from the University of Virginia's McIntire School of Commerce. In connection with his appointment to the Board of Directors, Mr. Martin was granted options to purchase 75,000 shares of the Company's common stock under the 1997 Equity Compensation Plan at $2.50 per share, the fair market value on the date of grant. The options vest over a 24 month period. The options vest as to 25% of the shares six months from the date of grant, and as to the remaining 75% in equal monthly installments over the next 18 months.

  On May 5, 2000, Peter W. Minford effectively resigned from his position as Senior Vice President - Administration and Chief Financial Officer of the Company. The Company will pay Mr. Minford cash compensation equal to approximately 25% of his annual salary and will provide certain other noncash benefits in connection with his separation from employment. Robert J. DeFranco, Vice President - Finance and Chief Accounting Officer, will serve as interim Chief Financial Officer until the Board of Directors makes a formal appointment.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  27  Financial Data Schedule

(b)  Reports on Form 8-K:

     None.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ilife.com, Inc.


Dated: May 15, 2000                             By: /s/ Robert J. DeFranco
                                                    ----------------------------
                                                    Robert J. DeFranco
                                                    Vice President-Finance
                                                    and Chief Accounting Officer