Form 10-Q/A
period 2000-03-31
ILIFE COM INC
filed 2000-05-23
CIK 1080866

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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


                                                             Three Months Ended March 31, 2000 (continued)

                                                  Print
                                               Publishing
                                             and Licensing        Pivot             Other                Total
                                             ------------     -----------     -------------     -----------------
Revenue                                           $741,889    $   175,016       $         -           $ 3,931,304
Direct cost of operations                          534,738      1,317,501                 -             5,654,201
Contribution margin                                207,151     (1,142,485)                -            (1,722,897)
Sales                                                    -              -           845,236               845,236
Product research                                         -              -           769,192               769,192
General and Administrative expenses                      -              -         2,240,663             2,240,663
Depreciation and amortization                            -        445,822           296,844               742,666
Noncash stock based compensation                         -              -           918,040               918,040
Other, net                                               -          1,792           124,036               125,828
Segment profit (loss)                              207,151     (1,586,515)       (4,945,939)           (7,112,866)
Total assets                                             -      4,443,361        19,074,462            23,517,823
Capital expenditures                                     -              -                 -               282,238



                                                                    Three Months Ended March 31, 1999

                                                                           Online Publishing
                                               bankrate.com    theWhiz.com   Consejero.com      GreenMagazine.com       Other
                                               ------------    ----------- -----------------    -----------------     ---------
Revenue                                         $1,286,672      $  83,164         $       -      $              -     $       -
Direct cost of operations                          718,835        419,090           171,955                     -        45,635
Contribution margin                                567,837       (335,926)         (171,955)                    -       (45,635)
Sales                                                    -              -                 -                     -             -
Product research                                         -              -                 -                     -             -
General and administrative expenses                      -              -                 -                     -             -
Depreciation and amortization                            -              -                 -                     -             -
Noncash stock based compensation                         -              -                 -                     -             -
Noncash financing charge                                 -              -                 -                     -             -
Other, net                                               -              -                 -                     -             -
Segment profit (loss)                              567,837       (335,926)         (171,955)                    -       (45,635)
Total assets                                             -              -                 -                     -             -
Capital expenditures                                     -              -                 -                     -             -





                                                           Three Months Ended March 31, 1999 (continued)

                                                  Print
                                                Publishing
                                               and Licensing        Pivot            Other               Total
                                               ------------     -----------     -------------     -----------------
Revenue                                           $856,432              -          $      -           $ 2,226,268
Direct cost of operations                          582,556              -                 -             1,938,071
Contribution margin                                273,876              -                 -               288,197
Sales                                                    -              -           511,410               511,410
Product research                                         -              -           569,162               569,162
General and administrative expenses                      -              -           609,668               609,668
Depreciation and amortization                            -              -            68,981                68,981
Noncash stock based compensation                         -              -         1,907,782             1,907,782
Noncash financing charge                                 -              -         2,656,000             2,656,000
Other, net                                               -              -             7,482                 7,482
Segment profit (loss)                              273,876              -        (6,315,521)           (6,027,324)
Total assets                                             -              -         3,484,060             3,484,060
Capital expenditures                                     -              -            92,481                92,481

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