Form 10-Q
period 2000-06-30
ILIFE COM INC
filed 2000-08-14
CIK 1080866

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[Mark One]
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2000

                                      OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

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

      Registrant's telephone number, including area code: (561) 627-7330

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X       No
                                                -----        -----

The number of outstanding shares of the issuer's common stock as of July 31, 2000, is as follows: 13,979,904 shares of Common Stock, $.01 par value.

                        ilife.com, Inc. and Subsidiary
       Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000
                                     Index



PART 1.   FINANCIAL INFORMATION                                         PAGE NO.

Item 1.   Interim Condensed Consolidated Financial Statements
            (Unaudited):

          Condensed Consolidated Balance Sheets at June 30, 2000 and
              December 31, 1999........................................     3

          Condensed Consolidated Statements of Operations for the three
              and six months ended June 30, 2000 and 1999..............     4

          Condensed Consolidated Statements of Cash Flows for the three
              and six months ended June 30, 2000 and 1999..............     5

          Notes to Condensed Consolidated Financial Statements.........     6

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................    11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...    19


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................    20

Item 2.   Changes in Securities and Use of Proceeds....................    20

Item 3.   Defaults Upon Senior Securities..............................    20

Item 4.   Submission of Matters to a Vote of Security Holders..........    20

Item 5.   Other Information............................................    21

Item 6.   Exhibits and Reports on Form 8-K.............................    21

Signatures.............................................................    22

   Item 1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        ilife.com, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                                      June 30,               December 31,
                                                                                        2000                     1999
                                                                                   -------------            -------------
        Assets

Cash and cash equivalents                                                          $  7,526,813             $ 22,491,794
Accounts receivable, net                                                              1,494,272                1,449,765
Net assets of discontinued operations held for sale                                   3,488,319                3,880,595
Other current assets                                                                    437,620                  383,292
                                                                                   ------------             ------------
        Total current assets                                                         12,947,024               28,205,446

Furniture, fixtures and equipment, net                                                2,292,947                2,021,126
Intangible assets, net                                                                  737,537                  951,290
Other assets                                                                            572,292                1,421,714
                                                                                   ------------             ------------
        Total assets                                                               $ 16,549,800             $ 32,599,576
                                                                                   ============             ============

        Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable                                                                 $    465,071             $  2,340,832
  Accrued stock compensation expense                                                  2,129,048                1,159,309
  Other accrued expenses                                                              2,720,355                5,886,919
  Deferred revenue                                                                      559,816                  656,058
  Current portion of obligations under capital leases                                   234,910                  221,151
  Other current liabilities                                                             144,192                  127,860
                                                                                   ------------             ------------
        Total current liabilities                                                     6,253,392               10,392,129

10% Convertible subordinated note payable                                             4,350,000                4,350,000
Other liabilities                                                                       509,435                  412,002
                                                                                   ------------             ------------

        Total liabilities                                                            11,112,827               15,154,131
                                                                                   ------------             ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, 10,000,000 shares authorized and undesignated                             -                        -
   Common stock, par value $.01 per share -- 100,000,000 shares authorized; 13,979,904 and 13,540,988 shares issued and
   outstanding at June 30, 2000 and December 31, 1999, respectively                     139,799                  135,410
 Additional paid in capital                                                          60,591,066               59,543,111
 Accumulated deficit                                                                (55,293,892)             (42,233,076)
                                                                                   ------------             ------------
       Total stockholders' equity                                                     5,436,973               17,445,445
                                                                                   ------------             ------------

       Total liabilities stockholders' equity                                      $ 16,549,800             $ 32,599,576
                                                                                   ============             ============

    See accompanying notes to condensed consolidated financial statements.

                        ilife.com, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                         Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
Revenue:                                                 2000           1999          2000            1999
                                                     -----------    -----------   ------------    ------------
   Online publishing                                 $ 3,046,146    $ 1,925,849   $  6,060,545    $  3,295,685
   Print publishing and licensing                        749,501        886,104      1,491,390       1,742,536
                                                     -----------    -----------   ------------    ------------
       Total revenue                                   3,795,647      2,811,953      7,551,935       5,038,221
                                                     -----------    -----------   ------------    ------------
Cost of revenue:
   Online publishing                                   1,880,722        944,837      4,157,047       1,616,998
   Print publishing and licensing                        550,509        608,414      1,085,247       1,190,970
                                                     -----------    -----------   ------------    ------------
       Total cost of revenue                           2,431,231      1,553,251      5,242,294       2,807,968
                                                     -----------    -----------   ------------    ------------

Gross margin                                           1,364,416      1,258,702      2,309,641       2,230,253
                                                     -----------    -----------   ------------    ------------

Operation expenses:
   Sales                                                 715,168        771,982      1,560,404       1,283,392
   Marketing                                           1,175,548      1,986,675      3,000,488       2,700,755
   Product research                                      745,661        658,816      1,514,853       1,227,978
   General and administrative expenses                 1,642,132      1,161,509      3,583,492       1,738,107
   Restructuring charge                                1,298,097              -      1,298,097               -
   Depreciation and amortization                         232,025        105,210        455,276         176,535
   Goodwill amortization                                  73,593              -        147,186               -
   Noncash stock based compensation                       96,560        711,085      1,014,600       2,618,867
                                                     -----------    -----------   ------------    ------------
                                                       5,978,784      5,395,277     12,574,396       9,745,634
                                                     -----------    -----------   ------------    ------------
       Loss from operations                           (4,614,368)    (4,136,575)   (10,264,755)     (7,515,381)
                                                     -----------    -----------   ------------    ------------
   Other income (expense):
   Interest income                                       170,389        232,704        417,994         249,450
   Interest expense                                     (124,126)       (24,627)      (247,695)        (40,023)
   Noncash financing charge                                    -              -              -      (2,656,000)
   Other                                                       -          4,325              -          10,457
                                                     -----------    -----------   ------------    ------------
       Other income (expense), net                        46,263        212,402        170,299      (2,436,116)
                                                     -----------    -----------   ------------    ------------
   Loss before income taxes and
    discontinued operations                           (4,568,105)    (3,924,173)   (10,094,456)     (9,951,497)
Income taxes from continuing operations                        -              -              -               -
                                                     -----------    -----------   ------------    ------------
   Loss before discontinued operations                (4,568,105)    (3,924,173)   (10,094,456)     (9,951,497)
                                                     -----------    -----------   ------------    ------------
Discontinued operations:
   Loss from discontinued operations                  (1,379,845)             -     (2,966,360)              -
                                                     -----------    -----------   ------------    ------------
   Net loss                                           (5,947,950)    (3,924,173)   (13,060,816)     (9,951,497)
Accretion of Convertible Series A and
Series B preferred stock to redemption value                   -       (429,000)             -      (2,281,000)
                                                     -----------    -----------   ------------    ------------
   Net loss applicable to common stock               $(5,947,950)   $(4,353,173)  $(13,060,816)   $(12,232,497)
                                                     ===========    ===========   ============    ============
Basic and diluted net loss per share:
   Loss before discontinued operations               $     (0.33)   $     (0.43)  $      (0.73)   $      (1.50)
   Discontinued operations                                 (0.10)             -          (0.21)              -
                                                     -----------    -----------   ------------    ------------
   Net loss                                                (0.43)         (0.43)         (0.94)          (1.50)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value                 -          (0.04)             -           (0.34)
                                                     -----------    -----------   ------------    ------------
   Net loss applicable to common stock               $     (0.43)   $     (0.47)  $      (0.94)   $      (1.84)
                                                     ===========    ===========   ============    ============

Weighted average shares outstanding used in
    basic and diluted per-share calculation           13,960,937      9,195,503     13,828,246       6,661,558
                                                     ===========    ===========   ============    ============

   See accompanying notes to condensed consolidated financial statements.

                        ilife.com, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                               2000            1999
                                                                          ------------      -----------
Cash flows from operating activities:
   Net loss                                                                $(13,060,816)   $(9,951,497)
                                                                           ------------    -----------
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Loss from discontinued operations                                       2,966,360              -
      Depreciation and amortization                                             602,462        176,535
      Allowance for doubtful accounts                                           151,055              -
      Noncash stock compensation                                              1,014,600      2,618,867
      Noncash financing charge                                                        -      2,656,000
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                            (260,204)      (502,352)
         (Increase) decrease in deferred initial public offering costs                -     (1,014,369)
         (Increase) decrease in other assets                                    906,872       (662,298)
         Increase (decrease) in accounts payable                             (1,875,761)     1,206,030
         Increase (decrease) in accrued expenses                             (3,182,696)       443,769
         Increase (decrease) in other current liabilities                       233,832        109,644
         Increase (decrease) in deferred revenue                                (96,242)       (58,457)
                                                                           ------------    -----------
            Total adjustments                                                   460,278      4,973,369
                                                                           ------------    -----------
            Net cash used in continuing operations                          (12,600,538)    (4,978,128)
            Net cash used in discontinued operations                         (2,574,084)             -
                                                                           ------------    -----------
              Net cash used in operating activities                         (15,174,622)    (4,978,128)
                                                                           ------------    -----------
Cash flows used in investing activities:
   Purchases of equipment                                                      (681,891)      (370,219)
   Acquisitions, net of cash acquired                                                 -        (66,700)
                                                                           ------------    -----------
      Net cash used in investing activities                                    (681,891)      (436,919)
                                                                           ------------    -----------
Cash flows from financing activities:
   Loans from stockholders                                                            -      1,000,000
   Principal payments on capital lease obligations                             (106,308)      (135,167)
   Proceeds from issuance of common stock, net                                  997,840     42,315,000
                                                                           ------------    -----------
      Net cash provided by financing activities                                 891,532     43,179,833
                                                                           ------------    -----------
      Net increase (decrease) in cash and cash equivalents                  (14,964,981)    37,764,786
   Cash and equivalents, beginning of period                                 22,491,794      1,633,100
                                                                           ------------    -----------
   Cash and equivalents, end of period                                     $  7,526,813    $39,397,886
                                                                           ============    ===========

   Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                               $     30,195    $    40,023
                                                                           ============    ===========

   Supplemental schedule of noncash investing and finance activities:
    Equipment acquired under capital leases                                $          -    $   314,000
                                                                           ============    ===========

    Accretion of Series A and Series B preferred stock to redemption value            -    $ 2,281,000
                                                                           ============    ===========

See accompanying notes to condensed consolidated financial statements.

                        ILIFE.COM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The Company

  Ilife.com, Inc. (the "Company") is an Internet consumer banking marketplace which owns and operates a portfolio of Internet-based personal finance channels including banking, investing, taxes and small business finance. The Company's flagship site, bankrate.com, is an aggregator of information on over 100 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and also through national and state publications. The Company's former wholly-owned subsidiary, Professional Direct Agency, Inc. ("Pivot"), is a virtual insurance agency and fulfillment/call center specializing in direct insurance sales over the Internet and through other direct media. The Company is organized under the laws of the state of Florida.

   The Company has incurred net losses in each of its last four fiscal years. The Company had an accumulated deficit of approximately $56 million as of June 30, 2000. The Company anticipates that it will incur operating losses and negative cash flows in the foreseeable future due to high levels of planned expenditures to enhance the Company's services, develop new content, build brand awareness and hire personnel to support growth.

   The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning in January 2000 compared to the second half of 1999, and has followed through with plans to sell or curtail development of certain under-performing, non-core business units. The Company sold Cpnet.com in May 2000 and sold Pivot in July 2000 (see Note 5). These divestitures yielded cash to the Company of $4,350,000 and will result in lower operating expenses. In June 2000, the Company reduced employment levels of continuing operations by approximately 10% and began efforts to consolidate its physical locations. Based on these actions and the Company's current plan, the Company believes its existing liquidity and capital resources will be sufficient to satisfy its cash requirements into 2001. There are no assurances that such actions will ensure cash sufficiency into 2001 or that reducing marketing expenses would not potentially curtail revenue growth.

   The Company may consider additional options, which include, but are not limited to, the following: forming strategic partnerships or alliances; considering other strategic alternatives, including a merger or sale of the Company, or an acquisition; or raising new debt and/or equity capital. There can be no assurance that the Company will be able to raise such funds or realize its strategic alternatives on favorable terms or at all.

   Further, due to the purported class-action lawsuit discussed in Note 3, which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending this matter which may impact the operations of the Company.

     Basis of Presentation

   The unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2000 and 1999, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2000, and the results of its operations and its cash flows for the three and six months ended June 30, 2000 and 1999, respectively. The results for the three and six months ended June 30, 2000 are unaudited and are not necessarily indicative of the expected results for the full year or any future period.

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

     Reclassification

  Certain amounts reported in prior periods have been reclassified to conform with the current presentation.

NOTE 2 - SEGMENT INFORMATION

  The Company operates in three business divisions consisting of six reportable segments. The three business divisions consist of online publishing, print publishing and licensing and insurance sales. The online publishing division is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with our Internet sites bankrate.com, theWhiz.com, IntelligentTaxes.com, GreenMagazine.com, Consejero.com and our former Internet site CPNet.com which was sold on May 17, 2000. Bankrate.com, theWhiz.com and Consejero.com constitute segments within this division. The print publishing and licensing division and segment is primarily engaged in the sale of advertising in the Consumer Mortgage Guide rate tables, newsletter subscriptions and licensing of research information. We also charge a commission for the placement of the Consumer Mortgage Guide in a print publication. The former insurance division which was sold on July 14, 2000, constituted a segment and operated through a virtual insurance agency and fulfillment/call center specializing in direct insurance sales on the Internet and through other direct media. GreenMagazine.com has met the threshold for reportable segments and is expected to continue to do so. The Company evaluates the performance of its operating segments based on contribution margin.

  Although no one customer accounted for greater than 10% of total revenues for the three and six months ended June 30, 2000 and 1999, the five largest customers accounted for approximately 24% and 25%, and 17% and 15%, respectively, of total revenues for those periods.

  Summarized segment information as of June 30, 2000 and 1999, and for the three and six months ended June 30, 2000 and 1999, is presented below.

                                                                   Six Months Ended June 30, 2000
                                                                                                             Print
                                                          Online Publishing                                Publishing
                             bankrate.com  theWhiz.com   Consejero.com   GreenMagazine.com      Other     and Licensing
                             ------------  -----------   -------------   -----------------   ---------    -------------
Revenue                        $5,724,634    $  95,698       $  12,819         $   101,212    $ 126,182     $1,491,390
Direct cost of operations       3,141,890      560,423         657,240           1,388,487      903,993      1,085,247
Contribution margin             2,582,744     (464,725)       (644,421)         (1,287,275)    (777,811)       406,143
Sales                                   -            -               -                   -            -              -
Product research                        -            -               -                   -            -              -
General and administrative
 expenses                               -            -               -                   -            -              -
Restructuring charge                    -            -               -                   -            -              -
Depreciation and
 amortization                           -            -               -                   -            -              -
Noncash stock based
 compensation                           -            -               -                   -            -              -
Other, net                              -            -               -                   -            -              -
Segment profit (loss)           2,582,744     (464,725)       (644,421)         (1,287,275)    (777,811)       406,143
Loss from discontinued
 operations                             -            -               -                   -            -              -
Net loss                        2,582,744     (464,725)       (644,421)         (1,287,275)    (777,811)       406,143
Total assets                            -            -               -                   -            -              -
Net assets of discontinued
 operations                             -            -               -                   -            -              -
Capital expenditures                    -            -               -                   -      681,891              -



                                Other        Total
                             ------------ -----------
Revenue                       $         -  $  7,551,935
Direct cost of operations               -     7,737,280
Contribution margin                     -      (185,345)
Sales                           1,560,404     1,560,404
Product research                1,514,853     1,514,853
General and administrative
 expenses                       4,088,994     4,088,994
Restructuring charge            1,298,097     1,298,097
Depreciation and
 amortization                     602,462       602,462
Noncash stock based
 compensation                   1,014,600     1,014,600
Other, net                        170,299       170,299
Segment profit (loss)          (9,909,111)  (10,094,456)
Loss from discontinued
 operations                    (2,966,360)   (2,966,360)
Net loss                      (12,875,471)  (13,060,816)
Total assets                   16,549,800    16,549,800
Net assets of discontinued
 operations                     3,488,319     3,488,319
Capital expenditures                    -       681,891



                                                                       Six Months Ended June 30, 1999
                                                                                                            Print
                                                              Online Publishing                           Publishing
                             bankrate.com  theWhiz.com   Consejero.com   GreenMagazine.com     Other     and Licensing
                             ------------  -----------   -------------   -----------------   ---------   -------------
Revenue                        $3,092,962  $   187,067       $   3,500     $             -   $  12,156     $1,742,536
Direct cost of operations       2,358,382    1,197,259         556,875                   -     115,752      1,190,970
Contribution margin               734,580   (1,010,192)       (553,375)                  -    (103,596)       551,566
Sales                                   -            -               -                   -           -              -
Product research                        -            -               -                   -           -              -
General and administrative
 expenses                               -            -               -                   -           -              -
Restructuring charge                    -            -               -                   -           -              -
Depreciation and
 amortization                           -            -               -                   -           -              -
Noncash stock based
 compensation                           -            -               -                   -           -              -
Noncash financing charge                -            -               -                   -           -              -
Other, net                              -            -               -                   -           -              -
Segment profit (loss)             734,580   (1,010,192)       (553,375)                  -    (103,596)       551,566
Total assets                            -            -               -                   -           -              -
Capital expenditures                    -            -               -                   -     370,219              -




                                              Other                Total
                                          ------------          ------------

Revenue                                   $          -          $  5,038,221
Direct cost of operations                            -             5,419,238
Contribution margin                                  -              (381,017)
Sales                                        1,283,392             1,283,392
Product research                             1,227,978             1,227,978
General and administrative
 expenses                                    1,827,592             1,827,592
Restructuring charge                                 -                     -
Depreciation and
 amortization                                  176,535               176,535
Noncash stock based
 compensation                                2,618,867             2,618,867
Noncash financing charge                     2,656,000             2,656,000
Other, net                                     219,884               219,884
Segment profit (loss)                       (9,570,480)           (9,951,497)
Total assets                                42,601,444            42,601,444
Capital expenditures                                 -               370,219



                                                                      Three Months Ended June 30, 2000

                                                                                                             Print
                                                           Online Publishing                               Publishing
                             bankrate.com  theWhiz.com   Consejero.com   GreenMagazine.com     Other     and Licensing
                             ------------  -----------   -------------   -----------------   ---------   -------------
Revenue                        $2,980,355    $  18,835       $     805           $  30,351   $  15,800     $749,501
Direct cost of operations       1,393,413      221,184         295,252             703,235     236,987      550,509
Contribution margin             1,586,942     (202,349)       (294,447)           (672,884)   (221,187)     198,992
Sales                                   -            -               -                   -           -            -
Product research                        -            -               -                   -           -            -
General and administrative
 expenses                               -            -               -                   -           -            -
Restructuring charge                    -            -               -                   -           -            -
Depreciation and
 amortization                           -            -               -                   -           -            -
Noncash stock based
 compensation                           -            -               -                   -           -            -
Other, net                              -            -               -                   -           -            -
Segment profit (loss)           1,586,942     (202,349)       (294,447)           (672,884)   (221,187)     198,992
Loss from discontinued
 operations                             -            -               -                   -           -            -
Net loss                        1,586,942     (202,349)       (294,447)           (672,884)   (221,187)     198,992
Total assets                            -            -               -                   -           -            -
Net assets of discontinued
 operations                             -            -               -                   -           -            -
Capital expenditures                    -            -               -                   -     524,095            -

                                  Other          Total
                               -----------   ------------
Revenue                       $         -    $ 3,795,647
Direct cost of operations               -      3,400,580
Contribution margin                     -        395,067
Sales                             715,168        715,168
Product research                  745,661        745,661
General and administrative
 expenses                       1,848,331      1,848,331
Restructuring charge            1,298,097      1,298,097
Depreciation and
 amortization                     305,618        305,618
Noncash stock based
 compensation                      96,560         96,560
Other, net                         46,263         48,098
Segment profit (loss)          (4,963,172)    (4,568,105)
Loss from discontinued
 operations                    (1,379,845)    (1,379,845)
Net loss                       (6,343,017)    (5,947,950)
Total assets                   16,549,800     16,549,800
Net assets of discontinued
 operations                     3,488,319      3,488,319
Capital expenditures                    -        524,095


                                                                    Three Months Ended June 30, 2000
                                                                                                         Print
                                                           Online Publishing                           Publishing
                             bankrate.com  theWhiz.com   Consejero.com   GreenMagazine.com    Other   and Licensing
                             ------------  -----------   -------------   -----------------  --------  -------------
Revenue                        $1,806,290    $ 103,903       $   3,500     $             -  $ 12,156     $886,104
Direct cost of operations       1,640,017      778,169         384,920                   -    70,117      608,414
Contribution margin               166,273     (674,266)       (381,420)                  -   (57,961)     277,690
Sales                                   -            -               -                   -         -            -
Product research                        -            -               -                   -         -            -
General and administrative
 expenses                               -            -               -                   -         -            -
Restructuring charge                    -            -               -                   -         -            -
Depreciation and
 amortization                           -            -               -                   -         -            -
Noncash stock based
 compensation                           -            -               -                   -         -            -
Other, net                              -            -               -                   -         -            -
Segment profit (loss)             166,273     (674,266)       (381,420)                  -   (57,961)     277,690
Total assets                            -            -               -                   -         -            -
Capital expenditures                    -            -               -                   -   277,738            -



                                  Other          Total
                               -----------   ------------
Revenue                        $         -    $ 2,811,953
Direct cost of operations                -      3,481,637
Contribution margin                      -       (669,684)
Sales                              771,982        771,982
Product research                   658,816        658,816
General and administrative
 expenses                        1,219,798      1,219,798
Restructuring charge                     -              -
Depreciation and
 amortization                      105,210        105,210
Noncash stock based
 compensation                      711,085        711,085
Other, net                         212,402        212,402
Segment profit (loss)           (3,254,489)    (3,924,173)
Total assets                    42,601,444     42,601,444
Capital expenditures                     -        277,738


NOTE 3 - COMMITMENTS AND CONTINGENCIES

  In September 1999, the Company entered into a lease agreement for a new office facility to be constructed in North Palm Beach, Florida. The Company provided to the developer a $300,000 letter of credit as a security deposit. The lease provides an initial lease term of ten years commencing from the date of occupancy and includes two five-year renewal options. The annual base rent during the initial term ranges from $660,000 in the first two years to $760,000. The lease contemplates that occupancy would commence on September 15, 2000. In connection with the lease agreement, the Company also entered into an agreement with the developer to purchase an adjoining tract of land for $609,000. The Company paid a deposit of $60,000 to close the transaction no later than June 30, 2000. The Company currently is in a dispute with the developer with respect to the lease agreement and the agreement to purchase the adjacent tract. In light of the fact that the developer has not begun construction of the building, the facility will not be available for occupancy on September 15, 2000. The deposit paid by the Company for the land purchase is being held in escrow pending resolution of that dispute. On August 3, 2000, the developer made demand on the bank that issued the letter of credit and the bank paid the developer the full $300,000 under the letter of credit. The Company denies that it is in default under the lease agreement or that the developer was entitled to the proceeds from the letter of credit.

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

  On March 28, 2000, a purported class-action lawsuit was filed against the Company in the United States District Court for the Southern District of New York. The suit alleges that the Company violated federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's financial results for the quarter ended March 31, 1999, and other financial information, in the Company's registration statement filed with the Securities and Exchange Commission in connection with the Company's initial public offering. The action was filed purportedly on behalf of all stockholders who purchased shares of the Company's common stock during the period from May 13, 1999, through March 27, 2000. The Company has filed a motion to dismiss this complaint and intends to vigorously defend against the lawsuit. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

  On April 5, 2000, Jeffrey M. Cunningham was appointed to the Company's Board of Directors as non-executive chairman. In accordance with the terms of a Stock Purchase Plan and Subscription Agreement (the "Purchase Agreement") entered into on that date, Mr. Cunningham purchased 431,499 shares of the Company's common stock for $997,840 in cash (or $2.313 per share). The purchase price of the shares is equal to the closing price per share of the Company's common stock on April 5, 2000, as reported by the Nasdaq National Market. The Purchase Agreement provided that the Company must hold the purchase price in escrow until the date and time the Company's stockholders vote on a proposal to ratify and approve the issuance and sale of the shares under the Purchase Agreement. The stockholders approved the proposal at the annual meeting of the Company's stockholders held on June 8, 2000 and the purchase price was released from escrow to the Company and the Company delivered the shares to Mr. Cunningham. In addition, on April 5, 2000, Mr. Cunningham was granted stock options under the 1999 Equity Compensation Plan to purchase 141,905 shares of common stock at $4.50 per share and 125,622 shares at $3.75 per share. One-half of the options vest and become exercisable on March 31, 2001, and the balance vest and become exercisable in equal monthly increments commencing on April 30, 2001 and concluding on March 31, 2002. The Company will recognize compensation expense of approximately $217,000 over the vesting period.

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

NOTE 4 - RESTRUCTURING CHARGE

  In June 2000, the Company recorded a restructuring charge of $1,298,000, or $0.09 per share, as a result of implementing certain strategic reorganization initiatives. Approximately $364,000 of this charge pertains to severance, legal and other employee related costs incurred in connection with a reduction of approximately 10% of the workforce in continuing operations and the elimination of positions in under-performing, non-core business units. Approximately $145,000 of this amount will be paid in the quarter ending September 30, 2000. The remaining $934,000 of this charge relates to the write-off of certain costs, primarily software, licenses and other installation costs, of an abandoned systems installation.

NOTE 5 - DIVESTITURES

  On May 17, 2000, the Company sold the assets of The College Press Network (CPNet.com) to Colleges.com, Inc. for 190,000 shares of Colleges.com, Inc. common stock of which 125,041 shares were delivered at the time of closing. The transfer of the remaining 64,959 shares is contingent upon the Company assigning certain contracts to Colleges.com, Inc. through February 2001. The Company recorded such shares at the net book value of the CPNet.com assets which, at the time of the sale, was approximately $71,000.

  On July 14, 2000, the Company sold Pivot, its wholly-owned online insurance subsidiary for $4,350,000 in cash. Pivot's results of operations have been classified as discontinued operations in the accompanying condensed consolidated statements of operations. The Company expects to record a gain on the sale of approximately $800,000 in the quarter ending September 30, 2000.

  Summary operating results of discontinued operations for the three and six months ended June 30, 2000 are as follows:

                         Three Months               Six Months
                        -------------              ------------

  Revenue               $   200,204                $   375,220
  Costs and expenses      1,580,049                  3,341,580
  Operating loss         (1,379,845)                (2,966,360)

As of June 30, 2000, the net assets of discontinued operations were approximately $3,086,000 which consisted of current assets of approximately $79,000 and current liabilities of approximately $516,000. The net book value of goodwill and other intangible assets was $3,324,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Ilife.com, Inc. has included in this filing certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by words such as "expects", "anticipates", "intends", "believes", "may", "could", "should", "would" or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties.

Important factors that could cause actual results to differ materially from those in forward-looking statements are set forth in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999 and in this Quarterly Report on Form 10-Q.

Overview

  Ilife.com, Inc. (the "Company") is an Internet consumer banking marketplace which owns and operates a portfolio of Internet-based personal finance channels including banking, investing, taxes and small business finance. The Company's flagship site, bankrate.com, is an aggregator of information on over 100 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and also through national and state publications. The Company's former wholly-owned subsidiary, Professional Direct Agency, Inc. ("Pivot"), is a virtual insurance agency and fulfillment/call center specializing in direct insurance sales over the Internet and through other direct media.

  Content from ilife.com is published on co-branded Internet sites through more than 160 relationships, including Snap.com/NBC Internet, Inc. (NASDAQ: NBCI), Yahoo! (NASDAQ: YHOO), CNN, America Online (NYSE: AOL) and Smart Money. The Company's original research is also distributed through more than 120 national, regional and local print publications. Ilife.com web sites have approximately
1.3 million unique visitors per month, according to Media Metrix.

  The Company's online operations are the principal focus of its activities today. Prior to 1995, the Company's principal businesses were the publication of print newsletters and syndication of bank and credit product research to newspapers and magazines. In 1995, the Company introduced the Consumer Mortgage Guide, which is an advertisement for newspapers consisting of product and rate information in tabular form from local mortgage companies that pay a weekly fee for inclusion in the table.

  In 1996, the Company started its online operations by displaying our editorially unbiased research through its web site, bankrate.com. By offering its information online, the Company created new revenue opportunities through the sale of graphical and hyperlink advertising associated with its rate and yield tables. In 1997, the Company implemented a strategy to concentrate on building our online operations. Since that time, the Company has significantly expanded the scope and depth of bankrate.com and made investments in seven new online Internet Web sites: theWhiz.com, Consejero.com, CPNet.com, GreenMagazine.com, IntelligentTaxes.com, Pivot.com and the Company's personal finance portal, ilife.com. Additionally, the Company formed a broadcast group to syndicate ilife.com branded television segments that reach an estimated 2.5 million viewers per week, according to the November 1999 Nielson ratings.

  The Company believes that the recognition of its research as a leading source of independent, objective information on banking and credit products is essential to its success. As a result, the Company has sought to maximize distribution of its research to gain brand recognition as a research authority. The Company seeking to build greater brand awareness of all of its Web sites and to reach a greater number of online users.

  The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning in January 2000 compared to the second half of 1999, and has followed through with plans to sell or curtail development of certain under-performing, non-core business units. In May 2000, the Company sold Cpnet.com and in July 2000, the Company sold Pivot (see Note 5 to the condensed consolidated financial statements included herein). These divestitures yielded cash to the Company of $4,350,000 and will result in lower operating expenses. In June 2000 the Company reduced employment levels of continuing operations by approximately 10% and began efforts to consolidate its physical locations. Based on these actions and the Company's current plan, the Company believes its existing liquidity and capital resources will be sufficient to satisfy its cash requirements into 2001. There are no assurances that such actions will ensure cash sufficiency into 2001 or that reducing marketing expenses would not potentially curtail revenue growth.

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

   Further, due to the purported class-action lawsuit discussed below in Recent Developments and in Note 3 to the condensed consolidated financial statements included herein, which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending this matter which may impact the operations of the Company.

Recent Developments

   On August 20, 1999, the Company acquired Pivot pursuant to a Stock Purchase Agreement, dated August 20, 1999, by and between the Company, the shareholders of Pivot and The Midland Life Insurance Company ("Midland"), a note and warrant holder of Pivot (the "Agreement"), for approximately $4,744,000 including acquisition costs. Pursuant to the Agreement, the Company acquired a 100% interest in Pivot and as a result of the acquisition, Pivot became a wholly-owned subsidiary. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $4,609,000) was recorded as goodwill and is being amortized over three years, the expected benefit period. The total consideration paid in connection with the acquisition consisted of $290,000 in cash paid to the Pivot shareholders and a $4,350,000 five-year convertible subordinated note to Midland. The note bears interest at 10% and is due in one payment on August 20, 2004. Interest is due beginning on August 20, 2002 and thereafter every six months until conversion or payment in full. The note is convertible at any time by Midland into 625,000 shares of our common stock. The Company has the right to require conversion beginning any time after the earlier of (1) August 20, 2000 or (2) the date that the Company files a registration statement under the Securities Act of 1933, as amended (the "Act"), registering the conversion shares for sale under the Act; provided that, within the 55-day period immediately prior to the date the Company notifies Midland of the required conversion, the closing price of our common stock has been at least $10.00 per share for at least twenty consecutive trading days. On July 14, 2000, the Company sold Pivot for $4,350,000 in cash. Pivot's results of operations have been classified as discontinued operations in the accompanying condensed consolidated statements of operations and include estimated losses from operations and selling expenses of approximately $402,000 through the closing date. The Company expects to record a gain on the sale of approximately $1,200,000 in the quarter ending September 30, 2000.

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

  On April 5, 2000, Jeffrey M. Cunningham was appointed to the Company's Board of Directors as non-executive chairman. In accordance with the terms of a Stock Purchase Plan and Subscription Agreement (the "Purchase Agreement") entered into on that date, Mr. Cunningham purchased 431,499 shares of the Company's common stock for $997,840 in cash (or $2.313 per share). The purchase price of the shares is equal to the closing price per share of the Company's common stock on April 5, 2000, as reported by the Nasdaq National Market. The Purchase Agreement provided that the Company must hold the purchase price in escrow until the date and time the Company's stockholders vote on a proposal to ratify and approve the issuance and sale of the shares under the Purchase Agreement. The stockholders approved the proposal at the annual meeting of the Company's stockholders held on June 8, 2000 and the purchase price was released from escrow to the Company and the Company delivered the shares to Mr. Cunningham. In addition, on April 5, 2000, Mr. Cunningham was granted stock options under the 1999 Equity Compensation Plan to purchase 141,905 shares of common stock at $4.50 per share and 125,622 shares at $3.75 per share. One-half of the options vest and become exercisable on March 31, 2001, and the balance vest and become exercisable in equal monthly increments commencing on April 30, 2001 and concluding on March 31, 2002. The Company will recognize compensation expense of approximately $217,000 over the vesting period.

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

  On May 17, 2000, the Company sold the assets of The College Press Network (CPNet.com) to Colleges.com, Inc. for 190,000 shares of Colleges.com, Inc. common stock of which 125,041 shares were delivered at the time of closing. The transfer of the remaining 64,959 shares is contingent upon the Company assigning certain contracts to Colleges.com, Inc. through February 2001. The Company recorded such shares at the net book value of the CPNet.com assets which, at the time of the sale, was approximately $71,000.

  In June 2000, the Company recorded a restructuring charge of $1,298,000, or $0.09 per share, as a result of implementing certain strategic reorganization initiatives. Approximately $364,000 of this charge pertains to severance, legal and other employee related costs incurred in connection with a reduction of approximately 10% of the workforce in continuing operations and the elimination of positions in under-performing, non-core business units. Approximately $145,000 of this amount will be paid in the quarter ending September 30, 2000. The remaining $934,000 of this charge relates to the write-off of certain costs, primarily software, licenses and other installation costs, of an abandoned systems installation.

  On July 14, 2000 the Company sold Pivot, its wholly-owned online insurance subsidiary for $4,350,000 in cash. Pivot's results of operations have been classified as discontinued operations in the accompanying condensed consolidated statements of operations. The Company expects to record a gain on the sale of approximately $800,000 in the quarter ending September 30, 2000.

Legal Proceedings

  On March 28, 2000, a purported class-action lawsuit was filed against the Company and certain of its directors and officers, its auditor and underwriters in the United States District Court for the Southern District of New York (Civil Action No. 00CIV.2337). The action, which seeks an unspecified amount of money damages, was filed purportedly on behalf of all stockholders who purchased shares of our stock during the period from May 13, 1999 through March 27, 2000. The plaintiff alleges that the Company violated federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's financial results for the quarter ended March 31, 1999, and other financial information, in its registration statement and prospectus filed with the Securities and Exchange Commission in connection with the Company's initial public offering. More particularly, the plaintiff alleges, among other things, that the Company failed to disclose in its registration statement and prospectus the fact that the Company incurred a net loss of approximately $6 million in the quarter ended March 31, 1999. The plaintiff alleges that the information was not made public until May 24, 1999, when the Company issued a press release with respect to the results for that quarter. The Company contends that the loss for the quarter ended March 31, 1999 was properly disclosed. The Company has filed a motion to dismiss this complaint and intends to vigorously defend against the lawsuit.

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

  Other income (expense) is comprised of interest income on invested cash and interest expense. Also included is a noncash finance charge recorded upon the conversion of a note payable to a stockholder into shares of convertible preferred stock which, upon completion of our initial public offering in March 1999, was subsequently converted into common stock.

Results of Operations

  As discussed in Recent Developments above, the Company sold its wholly-owned online insurance subsidiary, Pivot, on July 14, 2000 for $4,350,000 in cash. Pivot's results of operations for the three and six months ended June 30, 2000 have been classified as discontinued operations in the condensed consolidated financial statements included herein and are excluded from the specific financial statement line items in the analysis below.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenue

  Total revenue for the three months ended June 30, 2000 of $3,795,647 increased $983,694, or 35%, over the comparable period in 1999. Online publishing revenue increased $1,120,297, or 58%, to $3,046,146 and represented 80% of total revenue in 2000 compared to 68% in 1999. These increases were due to higher levels of advertising sales and higher advertising rates (approximately 52% higher average rates in 2000 compared to 1999) facilitated by an increase in advertising inventory (approximately 43% higher available inventory in 2000 compared to 1999).

   Print publishing and licensing revenue decreased $136,603, or 15%, to $749,501 during the three months ended June 30, 2000 compared to the same period in 1999 due primarily to a $155,047, or 24%, decrease in Consumer Mortgage Guide revenues. This decrease was a result of increasing interest rates which slowed the refinance markets and caused advertisers not to publish their higher rates.

  Online publishing costs increased 99% to $1,880,722 for the three months ended June 30, 2000 from $944,837 in the comparable period in 1999. This $935,885 increase was due primarily to an increase in human resource costs in bankrate.com, theWhiz.com and Consejero.com supporting an increase in headcount. Additional costs were incurred in the quarter ended June 30, 2000 for GreenMagazine.com, ilife.com and IntelligentTaxes.com which were launched in the fourth quarter of 1999.

  Marketing expenses of $1,175,548 for the three months ended June 30, 2000 were $811,127, or 41%, lower than the comparable quarter in 1999, and were $929,652, or 44%, lower than the prior quarter ended March 31, 2000. These reductions are in line with the Company's strategic initiatives to control and curtail certain expenditures.

  General and administrative expenses of $1,642,132 for the three months ended June 30, 2000 were $480,623, or 41%, higher than the comparable period in 1999 due primarily to higher human resource costs, facilities and professional services expenses supporting the growth in the business.

  In June 2000, the Company recorded a restructuring charge of $1,298,000, or $0.09 per share, as a result of implementing certain strategic reorganization initiatives. Approximately $364,000 of this charge pertains to severance, legal and other employee related costs incurred in connection with a reduction of approximately 10% of the workforce in continuing operations and the elimination of positions in under-performing, non-core business units. Approximately $145,000 of this amount will be paid in the quarter ending September 30, 2000. The remaining $934,000 of this charge relates to the write-off of certain costs, primarily software, licenses and other installation costs, of an abandoned systems installation.

  Depreciation and amortization of $232,025 for the three months ended June 30, 2000 was $126,815, or 121%, higher compared to the same period in 1999 due to purchases of software and computer equipment. Goodwill amortization of $73,593 is a result of the Green Magazine.com acquisition in the third quarter of 1999.

  Noncash stock based compensation expense of $96,560 was recorded in the three month period ended June 30, 2000, compared to $711,085 in the same period in 1999. During 1999, approximately $331,000 was recorded in connection with the reclassification of redeemable common stock to common stock, and approximately $335,000 was recorded for options granted under the 1997 and 1999 Equity Compensation Plans during the quarter ended March 31, 1999, of which $234,000 related to options granted to the Company's former President and Chief Executive Officer.

   Interest income of $170,389 for the three months ended June 30, 2000 was down from $232,704 in the comparable 1999 period due to declining cash balances. Interest expense was up $99,499 over the comparable period in 1999 due to the increase in debt associated with equipment under capital leases and the 10% convertible subordinated note payable issued in connection with the Pivot acquisition in August 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Revenue

  Total revenue for the six months ended June 30, 2000 of $7,551,935 increased $2,513,714, or 50%, over the comparable period in 1999. Online publishing revenue increased $2,764,860, or 84%, to $6,060,545, and represented 80% of total revenue in 2000 compared to 65% in same period in 1999. These increases were due to higher levels of advertising sales and higher advertising rates (approximately 41% higher average rates in 2000 compared to 1999) facilitated by an increase in advertising inventory (approximately 52% higher available inventory in 2000 compared to 1999).

  Print publishing and licensing revenue decreased $251,146, or 14%, to $1,491,390 during the six months ended June 30, 2000 due primarily to a $267,570, or 21%, decrease in Consumer Mortgage Guide revenues. This decrease was a result of increasing interest rates which slowed the refinance markets and caused other advertisers not to publish their higher rates.

  Online publishing costs increased 157% to $4,157,047 for the six months ended June 30, 2000, from $1,616,998 in the comparable period in 1999. This $2,540,049 increase was due primarily to an increase in human resource costs in bankrate.com, theWhiz.com, Consejero.com and CPNet.com supporting an increase in headcount.

Additional costs were incurred in the six months ended June 30, 2000 for GreenMagazine.com, ilife.com and IntelligentTaxes.com which were launched in the fourth quarter of 1999.

  Marketing expenses of $3,000,488 for the six months ended June 30, 2000 were $299,733, or 11%, higher than the comparable quarter in 1999 due primarily to the $2,105,200 spent during the quarter ended March 31, 2000 for online advertising for bankrate.com, GreenMagazine.com, ilife.com and IntelligentTaxes.com with the goal of sustaining brand awareness and driving traffic to the newly launched web sites.

  Product research costs of $1,514,853 for the six months ended June 30, 2000 were $286,875, or 23%, higher than the comparable period in 1999 due to higher personnel and consulting expenses supporting the growth in revenue and web sites launched during the fourth quarter of 1999.

  General and administrative expenses of $3,583,492 for the six months ended June 30, 2000 were $1,845,385, or 106%, higher than the comparable period in 1999 due primarily to higher human resource costs, facilities and professional services expenses supporting the growth in the business.

  In June 2000, the Company recorded a restructuring charge of $1,298,000, or $0.09 per share, as a result of implementing certain strategic reorganization initiatives. Approximately $364,000 of this charge pertains to severance, legal and other employee related costs incurred in connection with a reduction of approximately 10% of the workforce in continuing operations and the elimination of positions in under-performing, non-core business units. Approximately $145,000 of this amount will be paid in the quarter ending September 30, 2000. The remaining $934,000 of this charge relates to the write-off of certain costs, primarily software, licenses and other installation costs, of an abandoned systems installation.

  Depreciation and amortization of $455,276 for the six months ended June 30, 2000 was $278,741, or 158%, higher compared to 1999 due to purchases of software and computer equipment. Goodwill amortization of $147,186 is a result of the Green Magazine.com acquisition in the third quarter of 1999.

  Noncash stock based compensation expense of $1,014,600 was recorded in the six month period ended June 30, 2000 compared to $2,618,867 in the same period in 1999. During the six months ended June 30, 2000, the Company recorded $860,000 of noncash charges upon the resignation of the Company's former president and chief executive officer related to the continued vesting of stock options under the terms of an employment agreement. The remaining expense relates to stock options granted under the 1997 and 1999 Equity Compensation Plans at less than fair market value on the date of grant. In 1999, the Company recorded approximately $2,113,000 of noncash charges when a note receivable for a restricted stock grant to the former president and chief executive officer was forgiven, the unvested shares under the grant (264,932) were reacquired by the Company, the associated put right was cancelled and 189,238 shares of redeemable common stock were reclassified to common stock and vested immediately. Approximately $126,000 was recorded for options granted under the 1997 Equity Compensation Plan in March 1999.

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

  Interest income of $417,994 for the six months ended June 30, 2000 was $168,544, or 68%, higher than the comparable amount in 1999 due to higher cash balances during the period since the proceeds from the Company's initial public offering of common stock was received in May 1999. Interest expense was up $207,672 over the comparable period in 1999 due to the increase in debt associated with equipment under capital leases and the 10% convertible subordinated note payable issued in connection with the Pivot acquisition in August 1999.

Liquidity and Capital Resources

  Ilife.com, Inc. has funded its operations using capital raised from shareholders, from the proceeds of its initial public offering of common stock in May 1999, and from its operating revenue. As of June 30, 2000, the Company had working capital of $6,693,632. Cash used in operating activities for the six months ended June 30, 2000 was $15,174,622 (includes cash used in discontinued operations of $2,574,084) and was primarily the result of funding operating losses due to the continued expansion of its online publishing efforts and payments made in connection with the 1999 marketing campaigns.

  Cash used in investing activities was primarily for the purchase of computer and office equipment and furniture.

  In connection with the acquisition of Pivot in August 1999, the Company issued a $4,350,000 five-year convertible subordinated note payable to Pivot's former owner. The note bears interest at 10% and the principal is due in one payment on August 20, 2004. Interest is due beginning August 20, 2002 and thereafter every six months until conversion or payment in full. The note is convertible at any time by the holder into 625,000 shares of our common stock.

   We have incurred net losses in each of our last four fiscal years. We had an accumulated deficit of approximately $56 million as of June 30, 2000. We anticipate that we will incur operating losses and negative cash flows in the foreseeable future due to high levels of planned expenditures to enhance our services, develop new content, build brand awareness and hire personnel to support our growth.

   The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning in January 2000 compared to the second half of 1999, and has followed through with plans to sell or curtail development of certain under-performing, non-core business units. In May 2000, the Company sold Cpnet.com and in July 2000 sold Pivot. These divestitures yielded cash to the Company of $4,350,000 and will result in lower operating expenses. In June 2000, the Company reduced employment levels of continuing operations by approximately 10% and began efforts to consolidate its physical locations. Based on these actions and the Company's current plan, the Company believes its existing liquidity and capital resources will be sufficient to satisfy its cash requirements into 2001. There are no assurances that such actions will ensure cash sufficiency into 2001 or that reducing marketing expenses would not potentially curtail revenue growth.

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

   Further, due to the purported class-action lawsuit discussed in Note 3 to the condensed consolidated financial statements, which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending this matter which may impact the operations of the Company.

Year 2000 Compliance

  We have experienced no material Year 2000 problems. We continue to monitor our systems for Year 2000 compliance.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

  The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk as the interest paid on such investments fluctuates with the prevailing interest rates. As of June 30, 2000 all of our cash equivalents mature in less than one year.

Exchange Rate Sensitivity

  Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.


Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

  On March 28, 2000, a purported class-action lawsuit was filed against the Company and certain of its directors and officers, its auditor and underwriters in the United States District Court for the Southern District of New York (Civil Action No. 00CIV.2337). The action, which seeks an unspecified amount of money damages, was filed purportedly on behalf of all stockholders who purchased shares of our common stock during the period from May 13, 1999 through March 27, 2000. The plaintiff alleges that the Company violated federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's financial results for the quarter ended March 31, 1999, and other financial information, included in its registration statement and prospectus filed with the Securities and Exchange Commission in connection with the Company's initial public offering. More particularly, the plaintiff alleges, among other things, that the Company failed to disclose in its registration statement and prospectus the fact that the Company incurred a net loss of approximately $6 million in the quarter ended March 31, 1999. The plaintiff alleges that the information was not made public until May 24, 1999, when the Company issued a press release with respect to the results for that quarter. The Company contends that the loss for the quarter ended March 31, 1999 was properly disclosed. The Company has filed a motion to dismiss this complaint and intends to vigorously defend against the lawsuit.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933, as amended (File No. 333-74291), relating to the Company's initial public offering of its common stock, was May 13, 1999. A total of 3,500,000 shares of the Company's common stock were sold to an underwriting syndicate at $13.00 per share. The managing underwriters were ING Baring Furman Selz LLC and Warburg Dillon Read LLC. The initial public offering resulted in gross proceeds of $45,500,000, $3,185,000 of which was applied to the underwriting discount and approximately $1,014,000 of which was applied to related expenses. As a result, the net proceeds of the offering to the Company were approximately $41,301,000. From the date of receipt through June 30, 2000, approximately $16,300,000 of the net proceeds was used for marketing, advertising and promotional expenditures, and the remainder was used for working capital or invested on short-term interest bearing investments. None of the net proceeds of the offering were paid directly or indirectly to any director or officer of the Company or any of their associates, or to any persons owning ten percent or more of the Company's common stock, or to any affiliates of the Company. The offering has been completed.

Item 3. DEFAULTS UPON SENIOR SECURITIES

  None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its annual meeting of shareholders on June 8, 2000. Four matters were voted on and approved at the meeting.

Proposal 1    Election of Directors
----------

The results of the voting were as follows:

                                           For                Withheld
                                           ----------         --------
Randall E. Poliner                         12,426,582          34,540
Robert P. O'Block                          12,426,582          34,540
Jeffrey M. Cunningham                      12,462,232          34,890
Elisabeth DeMarse                          12,383,482          77,640
William Martin                             12,425,182          35,940

Proposal 2  Amendment to the 1999 Equity Compensation Plan

The results of the voting were as follows:

For -  7,994,162      Against - 170,440     Abstain - 9,400  Broker non-vote - 4,287,120

Proposal 3    Ratification and Approval of Sale of Stock to Jeffrey M. Cunningham

For - 8,077,893       Against - 70,242      Abstain - 25,867 Broker non-vote - 4,287,120

Proposal 4    Ratification of Selection of KPMG LLP as Independent Auditors for 2000

For - 12,430,360      Against - 16,000      Abstain - 14,762


Item 5. OTHER INFORMATION

  On June 22, 2000, Edward V. Blanchard, Jr. resigned from his position as Executive Vice President - Strategy & Acquisitions of the Company. The Company will pay Mr. Blanchard cash compensation equal to approximately 25% of his annual salary and will provide certain other noncash benefits in connection with his separation from employment. There are no current plans to replace his position with the Company.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             2.1 Stock Purchase Plan and Subscription Agreement, dated April 5, 2000, between Jeffrey Cunningham and ilife.com, Inc.

             2.2 Stock Option Grant to Jeffrey Cunningham dated April 5, 2000 under the ilife.com, Inc. 1999 Equity Compensation Plan for 125,622 shares of common stock.

             2.3 Stock Option Grant to Jeffrey Cunningham dated April 5, 2000 under the ilife.com, Inc. 1999 Equity Compensation Plan for 141,905 shares of common stock.

             2.4 Executive Employment Agreement dated April 27, 2000 between Elisabeth DeMarse and ilife.com, Inc.

             2.5 Stock Option Grant to Elisabeth DeMarse dated April 27, 2000 under the ilife.com, Inc. 1999 Equity Compensation Plan for 541,936 shares of common stock.

             2.6 Asset Sale and Assignment Agreement dated May 17, 2000 between ilife.com, Inc. and Colleges.com, Inc.

             27  Financial Data Schedule

         (b)  Reports on Form 8-K:

              None.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ilife.com, Inc.



  Dated: August 14, 2000                 By:  /s/ Robert J. DeFranco
                                         -------------------------------

                                         Robert J. DeFranco
                                         Vice President-Finance
                                         and Chief Accounting Officer



                                 EXHIBIT INDEX

Exhibit
-------

2.1 Stock Purchase Plan and Subscription Agreement, dated April 5, 2000, between Jeffrey Cunningham and ilife.com, Inc.

2.2 Stock Option Grant to Jeffrey Cunningham dated April 5, 2000 under the ilife.com, Inc. 1999 Equity Compensation Plan for 125,622 shares of common stock.

2.3 Stock Option Grant to Jeffrey Cunningham dated April 5, 2000 under the ilife.com, Inc. 1999 Equity Compensation Plan for 141,905 shares of common stock.

2.4 Executive Employment Agreement dated April 27, 2000 between Elisabeth DeMarse and ilife.com, Inc.

2.5 Stock Option Grant to Elisabeth DeMarse dated April 27, 2000 under the ilife.com, Inc. 1999 Equity Compensation Plan for 541,936 shares of common stock.

2.6 Asset Sale and Assignment Agreement dated May 17, 2000 between ilife.com, Inc. and Colleges.com, Inc.

27     Financial Data Schedule.