Form 10-Q
period 2000-09-30
BANKRATE INC
filed 2000-11-13
CIK 1080866

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[Mark One]
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

   [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-25681

                                BANKRATE, INC.
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

      Registrant's telephone number, including area code: (561) 627-7330

                                ilife.com, Inc.
                   (Former name if changed from last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                              ---

The number of outstanding shares of the issuer's common stock as of October 31, 2000, is as follows: 13,996,950 shares of Common Stock, $.01 par value.

================================================================================

                         Bankrate, Inc. and Subsidiary
    Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000
                                     Index

PART I.    FINANCIAL INFORMATION                                                                                     PAGE NO.
Item 1.    Interim Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999...........................   3

           Condensed Consolidated Statements of Operations for the three and nine months ended
                    September 30, 2000 and 1999........................................................................   4

           Condensed Consolidated Statements of Cash Flows for the nine months ended
                    September 30, 2000  and 1999.......................................................................   5

           Notes to Condensed Consolidated Financial Statements........................................................   6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                    of  Operations.....................................................................................  11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................................................  21

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...........................................................................................  21

Item 2.    Changes in Securities and Use of Proceeds...................................................................  22

Item 3.    Defaults Upon Senior Securities.............................................................................  22

Item 4.    Submission of Matters to a Vote of Security Holders.........................................................  22

Item 5.    Other Information...........................................................................................  22

Item 6.    Exhibits and Reports on Form 8-K............................................................................  23

Signatures.............................................................................................................  23

Part I - FINANCIAL INFORMATION

Item 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                Bankrate, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                             September 30,        December 31,
                                                                                 2000                 1999
                                                                                 ----                 ----
            Assets

Cash and cash equivalents                                                    $    9,604,405      $   22,491,794
Accounts receivable, net                                                          1,580,229           1,449,765
Net assets of discontinued operations held for sale                                       -           3,880,595
Other current assets                                                                405,143             383,292
                                                                             --------------      --------------
            Total current assets                                                 11,589,777          28,205,446

Furniture, fixtures and equipment, net                                            1,918,282           2,021,126
Intangible assets, net                                                              182,824             951,290
Other assets                                                                        208,303           1,421,714
                                                                             --------------      --------------

            Total assets                                                     $   13,899,186      $   32,599,576
                                                                             ==============      ==============

            Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable                                                           $      725,809      $    2,340,832
  Accrued stock compensation expense                                              2,240,739           1,159,309
  Other accrued expenses                                                          2,522,843           5,886,919
  Deferred revenue                                                                  572,264             656,058
  Current portion of obligations under capital leases                               234,695             221,151
  Other current liabilities                                                         151,669             127,860
                                                                             --------------      --------------
            Total current liabilities                                             6,448,019          10,392,129

10% Convertible subordinated note payable                                         4,350,000           4,350,000
Other liabilities                                                                   563,045             412,002
                                                                             --------------      --------------

            Total liabilities                                                    11,361,064          15,154,131
                                                                             --------------      --------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, 10,000,000 shares authorized and undesignated                         -                   -
   Common stock, par value $.01 per share-- 100,000,000 shares authorized; 13,996,950 and 13,540,988 shares issued and outstanding
   at September 30, 2000 and December 31, 1999, respectively                        139,969             135,410
   Additional paid in capital                                                    60,631,852          59,543,111
   Accumulated deficit                                                          (58,233,699)        (42,233,076)
                                                                             --------------      --------------
            Total stockholders' equity                                            2,538,122          17,445,445
                                                                             --------------      --------------
            Total liabilities and stockholders' equity                       $   13,899,186      $   32,599,576
                                                                             ==============      ==============

See accompanying notes to condensed consolidated financial statements.

                                Bankrate, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                          Three Months Ended               Nine Months Ended
                                                                            September 30,                    September 30,
                                                                         2000             1999           2000             1999
                                                                         ----             ----           ----             ----
Revenue:
    Online publishing                                               $  3,012,405    $  2,416,785    $  9,072,950    $   5,712,470
    Print publishing and licensing                                       711,639         880,052       2,203,029        2,622,588
                                                                    ------------    ------------    ------------    -------------
                    Total revenue                                      3,724,044       3,296,837      11,275,979        8,335,058
                                                                    ------------    ------------    ------------    -------------
Cost of revenue:
    Online publishing                                                  1,697,350       1,457,502       6,106,000        3,476,712
    Print publishing and licensing                                       454,767         584,720       1,540,014        1,775,690
                                                                    ------------    ------------    ------------    -------------
                    Total cost of revenue                              2,152,117       2,042,222       7,646,014        5,252,402
                                                                    ------------    ------------    ------------    -------------

Gross margin                                                           1,571,927       1,254,615       3,629,965        3,082,656
                                                                    ------------    ------------    ------------    -------------

Operating expenses:
    Sales                                                                795,531         791,486       2,482,999        2,114,750
    Marketing                                                            263,055       6,120,492       3,263,543        8,821,247
    Product development                                                  429,124         544,873       1,565,310        1,330,767
    General and administrative expenses                                2,415,989       1,620,248       5,999,481        3,358,355
    Restructuring and impairment charges                                 843,185               -       2,141,282                -
    Depreciation and amortization                                        222,874         160,085         678,150          336,620
    Goodwill amortization                                                 73,594          24,531         220,780           24,531
    Noncash stock based compensation                                     130,488         351,152       1,145,088        2,970,019
                                                                    ------------    ------------    ------------    -------------
                                                                       5,173,840       9,612,867      17,496,633       18,956,289
                                                                    ------------    ------------    ------------    -------------
                    Loss from operations                              (3,601,913)     (8,358,252)    (13,866,668)     (15,873,633)
                                                                    ------------    ------------    ------------    -------------
Other income (expense):
    Interest income                                                      164,681         464,013         582,675          713,463
    Interest expense                                                    (125,570)        (67,041)       (373,265)        (107,064)
    Noncash financing charge                                                   -               -               -       (2,656,000)
    Other                                                                      -           3,698               -           14,155
                                                                    ------------    ------------    ------------    -------------
                    Other income (expense), net                           39,111         400,670         209,410       (2,035,446)
                                                                    ------------    ------------    ------------    -------------
    Loss before income taxes and discontinued operations              (3,562,802)     (7,957,582)    (13,657,258)     (17,909,079)
Income taxes from continuing operations                                        -               -               -                -
                                                                    ------------    ------------    ------------    -------------
    Loss before discontinued operations                               (3,562,802)     (7,957,582)    (13,657,258)     (17,909,079)
                                                                    ------------    ------------    ------------    -------------
Discontinued operations:
    Loss from discontinued operations                                   (248,217)       (542,740)     (3,214,577)        (542,740)
    Gain on disposal of discontinued operations                          871,212               -         871,212                -
                                                                    ------------    ------------    ------------    -------------
                                                                         622,995        (542,740)     (2,343,365)        (542,740)
                                                                    ------------    ------------    ------------    -------------
    Net loss                                                          (2,939,807)     (8,500,322)    (16,000,623)     (18,451,819)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value                                 -               -               -       (2,281,000)
                                                                    ------------    ------------    ------------    -------------
    Net loss applicable to common stock                             $ (2,939,807)   $ (8,500,322)   $(16,000,623)   $ (20,732,819)
                                                                    ============    ============    ============    =============

Basic and diluted net loss per share:
    Loss before discontinued operations                             $      (0.25)   $      (0.59)   $      (0.99)   $       (2.25)
    Discontinued operations                                                 0.04           (0.04)          (0.17)           (0.06)
                                                                    ------------    ------------    ------------    -------------
    Net loss applicable to common stock                             $      (0.21)   $      (0.63)   $      (1.16)   $       (2.31)
                                                                    ============    ============    ============    =============

Weighted average shares outstanding used in
  basic and diluted per-share calculation                             13,987,077      13,477,945      13,831,099        8,959,022
                                                                    ============    ============    ============    =============

See accompanying notes to condensed consolidated financial statements.

                                Bankrate, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                 2000             1999
                                                                                                 ----             ----
Cash flows from operating activities:
Continuing operations-
  Net loss                                                                                    $ (13,657,258)  $(18,451,819)
                                                                                              -------------   ------------

  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Loss from discontinued operations                                                             3,214,577              -
    Gain on disposal of discontinued operations                                                    (871,212)             -
    Goodwill impairment charge                                                                      475,913              -
    Depreciation and amortization                                                                   898,930        551,645
    Allowance for doubtful accounts                                                                 235,599              -
    Noncash stock compensation                                                                    1,145,088      2,970,019
    Noncash financing charge                                                                              -      2,656,000
    Changes in operating assets and liabilities:
      (Increase) decrease in  accounts receivable                                                  (354,682)    (1,051,716)
      (Increase) decrease in deferred initial public offering costs                                       -     (1,014,369)
      (Increase) decrease in other assets                                                         1,226,115     (1,454,197)
      Increase (decrease) in accounts payable                                                    (1,615,023)     3,204,348
      Increase (decrease) in accrued expenses                                                    (3,228,119)     2,814,536
      Increase (decrease) in other current liabilities                                              350,059        304,486
      Increase (decrease) in deferred revenue                                                       (83,794)        35,794
                                                                                              -------------   ------------
        Total adjustments                                                                         1,393,451      9,016,546
                                                                                              -------------   ------------
        Net cash used in continuing operations                                                  (12,263,807)    (9,435,273)
        Net cash used in discontinued operations                                                 (5,394,547)             -
                                                                                              -------------   ------------
            Net cash used in operating activities                                               (17,658,354)    (9,435,273)
                                                                                              -------------   ------------
Cash flows provided by (used in) investing activities:
  Purchases of equipment                                                                           (488,814)    (1,058,346)
  Proceeds from sale of businesses                                                                4,391,800              -
  Acquisitions, net of cash acquired                                                                      -       (903,439)
                                                                                              -------------   ------------
            Net cash provided by (used in) investing activities                                   3,902,986     (1,961,785)
                                                                                              -------------   ------------
Cash flows from financing activities:
  Loans from stockholders                                                                                 -      1,000,000
  Principal payments on capital lease obligations                                                  (161,663)      (165,474)
  Proceeds from exercise of stock options                                                            31,802              -
  Proceeds from issuance of common stock, net                                                       997,840     42,315,000
                                                                                              -------------   ------------
            Net cash provided by financing activities                                               867,979     43,149,526
                                                                                              -------------   ------------
            Net increase (decrease) in cash and cash equivalents                                (12,887,389)    31,752,468
Cash and equivalents, beginning of period                                                        22,491,794      1,633,100
                                                                                              -------------   ------------
Cash and equivalents, end of period                                                           $   9,604,405   $ 33,385,568
                                                                                              =============   ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                                    $      47,015   $     57,951
                                                                                              =============   ============

Supplemental schedule of noncash investing and finance activities:
  Equipment acquired under capital leases                                                     $           -   $    314,000
                                                                                              =============   ============
  Accretion of Series A and Series B preferred stock to redemption value                      $           -   $  2,281,000
                                                                                              =============   ============

  Issuance of common stock for business acquired                                              $           -   $    584,000
                                                                                              =============   ============

  Convertible subordinated note issued in connection with business acquired                   $           -   $  4,350,000
                                                                                              =============   ============


See accompanying notes to condensed consolidated financial statements.

                         BANKRATE, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The Company

   Bankrate, Inc. (the "Company") is an Internet consumer banking marketplace which owns and operates a portfolio of Internet-based personal finance channels including banking, investing, taxes and small business finance. The Company's flagship site, Bankrate.com, is an aggregator of information on over 100 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and also through national and state publications. The Company's former wholly-owned subsidiary, Professional Direct Agency, Inc. ("Pivot"), is a virtual insurance agency and fulfillment/call center specializing in direct insurance sales over the Internet and through other direct media. The Company is organized under the laws of the state of Florida.

   On September 20, 2000, the Company changed its name from ilife.com, Inc. to Bankrate, Inc.

   The Company has incurred net losses in each of its last four fiscal years. The Company had an accumulated deficit of approximately $58 million as of September 30, 2000 and anticipates that it will incur operating losses and negative cash flows in the foreseeable future.

   The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning in January 2000 compared to the second half of 1999, and has followed through with plans to sell or curtail development of certain under-performing, non-core business units. The Company sold CPNet.com in May 2000, sold Pivot in July 2000, and shut down and sold certain assets of Consejero.com in August 2000 (see Note 5). These divestitures yielded cash to the Company of $4,392,000 and will result in lower operating expenses. In June 2000, the Company reduced employment levels of continuing operations by approximately 10% and began efforts to consolidate its physical locations. Based on these actions and the Company's current plan, the Company believes its existing liquidity and capital resources will be sufficient to satisfy its cash requirements through 2001. There are no assurances that such actions will ensure cash sufficiency through 2001 or that reducing marketing expenses would not potentially curtail revenue growth.

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

   Further, due to the legal matters discussed in Note 3, which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending these matters which may impact the operations of the Company.

     Basis of Presentation

   The unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2000 and 1999, included herein have been prepared in accordance with the instructions for Form

10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

    In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2000, and the results of its operations and its cash flows for the three and nine months ended September 30, 2000 and 1999, respectively. The results for the three and nine months ended September 30, 2000 are unaudited and are not necessarily indicative of the expected results for the full year or any future period.

    The unuaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

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

NOTE 2 - SEGMENT INFORMATION

    The Company elected to change the reporting of its business segments as of July 1, 2000, and restated its prior periods to conform with this revised segment reporting. The Company formerly reported operating in three business divisions consisting of six reportable segments. The three business divisions consisted of online publishing, print publishing and licensing and insurance sales. The online publishing division is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with our Internet site Bankrate.com, and our former separate sites theWhiz.com, IntelligentTaxes.com, GreenMagazine.com, Consejero.com and CPNet.com. Bankrate.com, theWhiz.com, Consejero.com, and GreenMagazine.com constituted segments within this division. CPNet.com was sold on May 17,2000 and Consejero.com was shut down on August 31, 2000, while theWhiz.com, IntelligentTaxes.com and GreenMagazine.com were incorporated into channels of Bankrate.com. The former insurance division, which was sold on July 14, 2000, constituted a segment and operated through a vitual insurance agency and fulfillment/call center specializing in direct insurance sales on the Internet and through other direct media.

    The Company currently operates in two reportable business segments: online publishing, and print publishing and licensing. The online publishing division is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with our Internet site Bankrate.com. The print publishing and licensing division and segment is primarily engaged in the sale of advertising in the Consumer Mortgage Guide rate tables, newsletter subscriptions and licensing of research information. We also charge a commission for the placement of the Consumer Mortgage Guide in a print publication. The Company evaluates the performance of its operating segments based on segment profit (loss).

    Although no one customer accounted for greater than 10% of total revenues for the three and nine months ended September 30, 2000 and 1999, the five largest customers accounted for approximately 26% and 22%, and 16% and 15%, respectively, of total revenues for those periods.

    Summarized segment information as of September 30, 2000 and 1999, and for the three and nine months ended September 30, 2000 and 1999, is presented below along with information for the year ended December 31, 1999 restated to conform with the revised segment reporting.

                                                                        Print
                                                        Online       Publishing
                                                      Publishing    and Licensing             Other            Total
                                                      ----------    -------------             -----            -----
Nine Months Ended September 30, 2000:
Revenue                                             $  9,072,950     $  2,203,029      $          -    $  11,275,979
Cost of revenue                                        6,106,000        1,540,014                 -        7,646,014
Gross margin                                           2,966,950          663,015                 -        3,629,985
Sales                                                  2,482,999                -                 -        2,482,999
Marketing                                              3,263,543                -                 -        3,263,543
Product development                                    1,095,717          469,593                 -        1,565,310
General and administrative expenses                    4,827,341        1,172,140                 -        5,999,481
Restructuring and impairment charges                           -                -         2,141,282        2,141,282
Depreciation and amortization                            474,705          203,445                 -          678,150
Goodwill amortization                                    220,780                -                 -          220,780
Noncash based stock compensation                               -                -         1,145,088        1,145,088
Other income, net                                              -                -           209,410          209,410
Discontinued operations                                        -                -        (2,343,365)      (2,343,365)
Net loss                                              (9,398,135)      (1,182,163)       (5,420,325)     (16,000,623)
Total assets                                         $ 3,306,590      $   988,191      $  9,604,405    $  13,899,186

                                                                        Print
                                                        Online       Publishing
                                                      Publishing    and Licensing             Other            Total
                                                      ----------    -------------             -----            -----
Nine Months Ended September 30, 1999:
Revenue                                             $  5,712,470      $ 2,622,588       $         -    $   8,335,058
Cost of revenue                                        3,476,712        1,775,690                 -        5,252,402
Gross margin                                           2,235,758          846,898                 -        3,082,656
Sales                                                  2,114,750                -                 -        2,114,750
Marketing                                              8,821,247                -                 -        8,821,247
Product development                                      931,537          399,230                 -        1,330,767
General and administrative expenses                    2,702,221          656,134                 -        3,358,355
Depreciation and amortization                            235,634          100,986                 -          336,620
Goodwill amortization                                     24,531                -                 -           24,531
Noncash based stock compensation                               -                -         2,970,019        2,970,019
Other income (expense), net                                    -                -        (2,035,446)      (2,035,446)
Discontinued operations                                        -                -          (542,740)        (542,740)
Net loss                                             (12,594,162)        (309,452)       (5,548,205)     (18,451,819)
Total assets                                        $  4,254,477     $  1,523,039      $ 38,839,320    $  44,616,836

                                                                        Print
                                                        Online       Publishing
                                                      Publishing    and Licensing             Other            Total
                                                      ----------    -------------             -----            -----
Three Months Ended September 30, 2000:
Revenue                                             $  3,012,405     $    711,639      $          -    $   3,724,044
Cost of revenue                                        1,697,350          454,767                 -        2,152,117
Gross margin                                           1,315,055          256,872                 -        1,571,927
Sales                                                    795,531                -                 -          795,531
Marketing                                                263,055                -                 -          263,055
Product development                                      300,387          128,737                 -          429,124
General and administrative expenses                    1,943,968          472,021                 -        2,415,989
Restructuring and impairment charges                           -                -           843,185          843,185
Depreciation and amortization                            156,012           66,862                 -          222,874
Goodwill amortization                                     73,594                -                 -           73,594
Noncash based stock compensation                               -                -           130,488          130,488
Other income, net                                              -                -            39,111           39,111
Discontinued operations                                        -                -           622,995          622,995
Net loss                                              (2,217,492)        (410,748)         (311,567)      (2,939,807)
Total assets                                         $ 3,306,590     $    988,191      $  9,604,405    $  13,899,186

                                                                        Print
                                                        Online       Publishing
                                                      Publishing    and Licensing             Other            Total
                                                      ----------    -------------             -----            -----
Three Months Ended September 30, 1999:
Revenue                                              $ 2,416,785     $    880,052      $          -    $   3,296,837
Cost of revenue                                        1,457,502          584,720                 -        2,042,222
Gross margin                                             959,283          295,332                 -        1,254,615
Sales                                                    791,486                -                 -          791,486
Marketing                                              6,120,492                -                 -        6,120,492
Product development                                      381,411          163,462                 -          544,873
General and administrative expenses                    1,187,742          432,506                 -        1,620,248
Depreciation and amortization                            112,059           48,026                 -          160,085
Goodwill amortization                                     24,531                -                 -           24,531
Noncash based stock compensation                               -                -           351,152          351,152
Other income, net                                              -                -           400,670          400,670
Discontinued operations                                        -                -          (542,740)        (542,740)
Net loss                                              (7,658,438)        (348,662)         (493,222)      (8,500,322)
Total assets                                         $ 4,254,477     $  1,523,039      $ 38,839,320    $  44,616,836

                                                                        Print
                                                        Online       Publishing
                                                      Publishing    and Licensing             Other            Total
                                                      ----------    -------------             -----            -----
Year Ended December 31, 1999
Revenue                                             $  8,496,905      $ 3,472,780      $          -    $ 11,969,685
Cost of revenue                                        3,281,940        2,378,127                 -       5,660,067
Gross margin                                           5,214,965        1,094,653                 -       6,309,618
Sales                                                          -                -         2,850,669       2,850,669
Marketing                                             17,078,673                -                 -      17,078,673
Product development                                            -                -         2,984,283       2,984,283
General and administrative expenses                            -                -         7,206,075       7,206,075
Depreciation and amortization                                  -                -           509,897         509,897
Goodwill amortization                                     98,124                -                 -          98,124
Noncash based stock compensation                               -                -         3,305,104       3,305,104
Noncash financing charge                                       -                -         2,656,000       2,656,000
Other income (expense), net                                    -                -         1,030,669       1,030,669
Segment profit (loss)                                (11,961,832)       1,094,653       (18,481,359)    (29,348,538)
Discontinued operations                                        -                -        (2,139,792)     (2,139,792)
Net loss                                             (11,961,832)       1,094,653       (20,621,151)    (31,488,330)
Total assets                                        $  4,350,809      $ 1,864,632      $ 27,246,316    $ 33,461,757

NOTE 3 - COMMITMENTS AND CONTINGENCIES

   In September 1999, the Company entered into a lease agreement for a new office facility to be constructed in northern Palm Beach County, Florida. The Company provided to the developer a $300,000 letter of credit as a security deposit. The lease provides an initial lease term of ten years commencing from the date of occupancy and includes two five-year renewal options. The annual base rent during the initial term ranges from $660,000 in the first two years to $760,000. The lease contemplated that occupancy would commence on September 15, 2000. In connection with the lease agreement, the Company also entered into an agreement with the developer to purchase an adjoining tract of land for $609,000. The Company paid a deposit of $60,000 to close the transaction no later than June 30, 2000, which is being held in escrow. Subsequent to a dispute with the developer with respect to the lease agreement and the agreement to purchase the adjacent tract, on August 3, 2000, the developer made demand on the bank that issued the letter of credit and the bank paid the developer the full $300,000 under the letter of credit. On August 14, 2000, the developer filed claims against the Company alleging breach of contract under the lease agreement and the agreement to purchase the adjacent tract, and seeks damages in excess of $500,000 plus attorneys fees and costs. The Company has filed counterclaims and intends to vigorously defend against both of these matters. While acknowledging the uncertainties of litigation, the Company believes that these matters will be resolved without a material adverse impact on the Company's financial position or results of operations.

   On March 28, 2000, a purported class-action lawsuit was filed against the Company in the United States District Court for the Southern District of New York. The suit alleges that the Company violated federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's financial results for the quarter ended March 31, 1999, and other financial information, in the Company's registration statement filed with the Securities and Exchange Commission in connection with the Company's initial public offering. The action was filed purportedly on behalf of all stockholders who purchased shares of the Company's common stock during the period from May 13, 1999, through March 27, 2000. The Company has filed a motion to dismiss this complaint and intends to vigorously defend against the lawsuit. The Company has accrued an appropriate amount and, in the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

   On April 5, 2000, Jeffrey M. Cunningham was appointed to the Company's Board of Directors as non-executive chairman. In accordance with the terms of a Stock Purchase Plan and Subscription Agreement (the "Purchase Agreement") entered into on that date, Mr. Cunningham purchased 431,499 shares of the Company's common stock for $997,840 in cash (or $2.313 per share). The purchase price of the shares is equal to the closing price per share of the Company's common stock on April 5, 2000, as reported by the Nasdaq National Market. The Purchase Agreement provided that the Company must hold the purchase price in escrow until the date and time the Company's stockholders vote on a proposal to ratify and approve the issuance and sale of the shares under the Purchase Agreement. The stockholders approved the proposal at the annual meeting of the Company's stockholders held on June 8, 2000 (market value $1.875) and the purchase price was released from escrow to the Company and the Company delivered the shares to Mr. Cunningham. In addition, on April 5, 2000, Mr. Cunningham was granted stock options under the 1999 Equity Compensation Plan to purchase 141,905 shares of common stock at $4.50 per share and 125,622 shares at $3.75 per share. One-half of the options vest and become exercisable on March 31, 2001, and the balance vest and become exercisable in equal monthly increments commencing on April 30, 2001 and concluding on March 31, 2002. The Company will recognize compensation expense of approximately $217,000 over the vesting period.

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

NOTE 4 - RESTRUCTURING AND IMPAIRMENT CHARGES

  In the quarter ended June 30, 2000, the Company recorded a restructuring charge of approximately $1,298,000, or $0.09 per share, as a result of implementing certain strategic reorganization initiatives. Approximately $364,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a reduction of approximately 10% of the workforce in continuing operations and the elimination of positions in under-performing, non-core business units. Approximately $145,000 of this amount was paid in the quarter ending September 30, 2000. The remaining $934,000 of this charge relates to the write-off of certain costs, primarily software, licenses and other installation costs, of an abandoned systems installation.

  In the quarter ended September 30, 2000, the Company recorded restructuring and impairment charges of approximately $843,000, or $0.06 per share, as a result of continuing strategic reorganization initiatives. Approximately $88,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a further reduction of the workforce. This amount will be paid in the fourth quarter. Approximately $279,000 relates to the shut down and sale of assets of Consejero.com (see Note 5) and other non-core assets.

  On August 27, 1999, the Company acquired certain assets and assumed certain liabilities of Green Magazine, Inc. ("Green") for approximately $831,000 including acquisition costs. Substantially all of the purchase price was allocated to goodwill. During the quarter ended September 30, 2000, a decision was made to stop publishing the print version of Green Magazine. Additionally, due to lower than expected traffic levels visiting GreenMagazine.com and continued negative operational cash flows, a revised operating plan was developed and GreenMagazine.com was incorporated into a channel of Bankrate.com. After evaluating the recoverability of the intangible asset, the Company recorded an impairment charge of approximately $476,000 to write the goodwill down to estimated fair value.

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

  On July 14, 2000, the Company sold Pivot, its wholly-owned online insurance subsidiary, for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and The Midland Life Insurance Company, Pivot's former parent company. The outcome of this matter is uncertain at this time. Management has excluded any costs contingent on the outcome of this litigation from the calculation of the gain on sale. Pivot's results of operations have been classified as discontinued operations in the accompanying condensed consolidated statements of operations. The Company recorded a gain on the sale of $871,212 in the quarter ending September 30, 2000.

  Summary operating results of discontinued operations for the three and nine months ended September 30, 2000 and 1999 are as follows:

                                  2000                          1999
                       Three Months   Nine Months    Three Months and Nine Months
                       -------------  ------------   ----------------------------
  Revenue               $   9,058    $   384,278             $  36,433
  Costs and expenses      257,275      3,598,855               581,620
  Operating loss         (248,217)    (3,214,577)             (542,740)

  On August 31, 2000, the Company shut down the operations of Consejero.com and sold certain of its assets including fixed assets, software licenses and other intangible assets, to Consejero Holdings, LLC for $41,800 in cash resulting in a loss of approximately $86,000. Additionally, the Company recorded approximately $193,000 in charges for severance and other related shut down costs. These charges and the loss on the sale are included in Restructuring and Impairment Charges in the accompanying condensed consolidated statement of operations (see
Note 4).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Bankrate, Inc. has included in this filing certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by words such as "expects", "anticipates", "intends", "believes", "may", "could", "should", "would" or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Important factors that could cause actual results to differ materially from those in forward-looking statements include but are not limited to the following--our success depends on Internet advertising revenue, interest rate activity and mortgage refinancing, establishing and maintaining distribution agreements and increasing brand awareness of our Web site; our markets are highly competitive; our Web site may encounter technical problems and service interruptions; we rely on the protection of our intellectual property; future government regulation of the Internet is uncertain and subject to change; our success depends on retaining management and key employees; and our stock price may be volatile in the future. Additional information concerning these and other risk factors are set forth in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999 and in this Quarterly Report on Form 10-Q.

Overview

  Bankrate, Inc. (the "Company") is an Internet consumer banking marketplace which owns and operates a portfolio of Internet-based personal finance channels including banking, investing, taxes and small business finance. The Company's flagship site, Bankrate.com, is an aggregator of information on over 100 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and also through national and state publications. The Company's former wholly-owned subsidiary, Professional Direct Agency, Inc. ("Pivot"), is a virtual insurance agency and fulfillment/call center specializing in direct insurance sales over the Internet and through other direct media.

  Content from Bankrate.com is published on co-branded Internet sites through more than 130 partners, including NBCi (NASDAQ: NBCI), Yahoo! (NASDAQ: YHOO), CNN, America Online (NYSE: AOL) and Smart Money. The Company's original research is also distributed through more than 120 national, regional and local print publications. Bankrate.com has an average of approximately 1.6 million unique visitors per month connecting with over 4,000 financial institutions in 126 markets in all 50 states.

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

   The Company believes that the recognition of its research as a leading source of independent, objective information on banking and credit products is essential to its success. As a result, the Company has sought to maximize distribution of its research to gain brand recognition as a research authority. The Company is seeking to build greater brand awareness and reach a greater number of online users.

   The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning in January 2000 compared to the second half of 1999, and has followed through with plans to sell or curtail development of certain under-performing, non-core business units. The Company sold CPNet.com in May 2000, sold Pivot in July 2000, and shut down and sold certain assets of Consejero.com in August 2000 (see Note 5 to the condensed consolidated financial statements included herein). These divestitures yielded cash to the Company of $4,392,000 and will result in lower operating expenses. In June 2000, the Company reduced employment levels of continuing operations by approximately 10% and began efforts to consolidate its physical locations. Based on these actions and the Company's current plan, the Company believes its existing liquidity and capital resources will be sufficient to satisfy its cash requirements through 2001. There are no assurances that such actions will ensure cash sufficiency through 2001 or that reducing marketing expenses would not potentially curtail revenue growth.

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

   Further, due to the legal matters discussed in Note 3 to the condensed consolidated financial statements included herein, which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending these matters which may impact the operations of the Company.

Recent Developments

   On August 20, 1999, the Company acquired Pivot pursuant to a Stock Purchase Agreement, dated August 20, 1999, by and between the Company, the shareholders of Pivot, and The Midland Life Insurance Company ("Midland"), a note and warrant holder of Pivot (the "Pivot Agreement"), for approximately $4,744,000 including acquisition costs. Pursuant to the Pivot Agreement, the Company acquired a 100% interest in Pivot and as a result of the acquisition, Pivot became a wholly-owned subsidiary. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value.

 The excess of the purchase price over the fair value of the net assets acquired (approximately $4,609,000) was recorded as goodwill and was amortized over three years, the expected benefit period. The total consideration paid in connection with the acquisition consisted of $290,000 in cash paid to the Pivot shareholders and a $4,350,000 five-year convertible subordinated note to Midland. The note bears interest at 10% and is due in one payment on August 20, 2004. Interest is due beginning on August 20, 2002 and thereafter every six months until conversion or payment in full. The note is convertible at any time by Midland into 625,000 shares of our common stock. The Company has the right to require conversion beginning any time after the earlier of (1) August 20, 2000 or (2) the date that the Company files a registration statement under the Securities Act of 1933, as amended (the "Act"), registering the conversion shares for sale under the Act; provided that, within the 55-day period immediately prior to the date the Company notifies Midland of the required conversion, the closing price of our common stock has been at least $10.00 per share for at least twenty consecutive trading days. On July 14, 2000, the Company sold Pivot for $4,350,000 in cash. Pivot's results of operations have been classified as discontinued operations in the accompanying condensed consolidated statements of operations.

     On August 27, 1999, the Company acquired certain assets and assumed certain liabilities of Green Magazine, Inc. ("Green") pursuant to an Asset Purchase Agreement, dated August 27, 1999, by and among the Company, Green, Kenneth A. Kurson, John F. Packel and James Michaels (the "Green Agreement"), for approximately $831,000 including acquisition costs. Pursuant to the Green Agreement, the Company acquired the rights to all agreements, contracts, commitments, licenses, copyrights, trademarks and the subscriber/customer list of Green. Kenneth A. Kurson and John F. Packel were also employed by the Company. The total consideration paid was approximately $784,000 consisting of $200,000 in cash and 100,000 unregistered shares of the Company's common stock valued at approximately $584,000. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $883,000) was recorded as goodwill and was amortized over three years, the expected benefit period. During the quarter ended September 30, 2000, the Company decided to stop publishing the print version of Green Magazine. Additionally, due to lower than expected traffic levels visiting GreenMagazine.com and continued negative operational cash flows, the Company developed a revised operating plan and GreenMagazine.com was incorporated into a channel of Bankrate.com. After evaluating the recoverability of the intangible asset, the Company recorded an impairment charge of approximately $476,000 to write the goodwill down to estimated fair value.

     On February 25, 2000, the Company announced that William P. Anderson resigned as its President and Chief Executive Officer and as a director of the Company. Under the terms of his Executive Employment Agreement entered into on March 10, 1999, Mr. Anderson will receive cash compensation totaling approximately $150,000 and will continue to vest in his stock options through November 15, 2000, which will result in a noncash charge of approximately $860,000. Both the cash charge ($150,000) and the noncash charge ($860,000) were recorded in the quarter ended March 31, 2000. Further, in accordance with the terms of his agreement, if there is a change in control of the Company prior to November 15, 2000, Mr. Anderson would immediately vest in 100% of the remaining unvested shares and accordingly, a additional noncash charge would be recorded at that time.

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

    In June 2000, the Company recorded a restructuring charge of $1,298,000, or $0.09 per share, as a result of implementing certain strategic reorganization initiatives. Approximately $364,000 of this charge pertains to severance, legal and other employee related costs incurred in connection with a reduction of approximately 10% of the workforce in continuing operations and the elimination of positions in under-performing, non-core business units. Approximately $145,000 of this amount was paid in the quarter ending September 30, 2000. The remaining $934,000 of this charge relates to the write-off of certain costs, primarily software, licenses and other installation costs, of an abandoned systems installation.

    In the quarter ended September 30, 2000, the Company recorded restructuring and impairment charges of approximately $843,000, or $0.06 per share, as a result of continuing strategic reorganization initiatives. Approximately $88,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a further reduction of the workforce. This amount will be paid in the fourth quarter. Approximately $279,000 relates to the shut down and sale of assets of Consejero.com (see Note 5 to the condensed consolidated financial statements included herein) and other non-core assets.

    On August 31, 2000 the Company shut down the operations of Consejero.com and sold certain of its assets to Consejero Holdings, LLC for $41,800 in cash resulting in a loss of approximately $86,000. Additionally, approximately $193,000 in charges was recorded for severance and other related shut down costs. These charges and the loss on the sale are included in Restructuring and Impairment Charges in the accompanying condensed consolidated statement of operations (see Note 4 to the condensed consolidated financial statements included herein).

    On August 27, 1999, the Company acquired certain assets and assumed certain liabilities of Green Magazine, Inc. ("Green") for approximately $831,000 including acquisition costs. Substantially all of the purchase price was allocated to goodwill. During the quarter ended September 30, 2000 the Company made a decision to stop publishing the print version of Green Magazine. Additionally, due to lower than expected traffic levels visiting GreenMagazine.com and continued negative operational cash flows, the Company developed a revised operating plan and GreenMagazine.com was incorporated into a channel of Bankrate.com. After evaluating the recoverability of the intangible asset, the Company recorded an impairment charge of approximately $476,000 to write the goodwill down to estimated fair value.

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

    In September 1999, the Company entered into a lease agreement for a new office facility to be constructed in northern Palm Beach County, Florida. The Company provided to the developer a $300,000 letter of credit as a security deposit. The lease provides an initial lease term of ten years commencing from the date of occupancy and includes two five-year renewal options. The annual base rent during the initial term ranges from $660,000 in the first two years to $760,000. The lease contemplated that occupancy would commence on September 15, 2000. In connection with the lease agreement, the Company also entered into an agreement with the developer to purchase an adjoining tract of land for $609,000. The Company paid a deposit of $60,000 to close the transaction no later than June 30, 2000, which is being held in escrow. Subsequent to a dispute with the developer with respect to the lease agreement and the agreement to purchase the adjacent tract, on August 3, 2000, the developer made demand on the bank that issued the letter of credit and the bank paid the developer the full $300,000 under the letter of credit. On August 14, 2000 the developer filed claims against the Company alleging breach of contract under the lease agreement and the agreement to purchase the adjacent tract, and seeks damages in excess of $500,000 plus attorneys fees costs. The Company has filed counterclaims and intends to vigorously defend against both of these matters. While acknowledging the uncertainties of litigation, the Company believes that these matters will be resolved without a material adverse impact on the Company's financial position or results of operations.

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

   Online publishing costs represent expenses directly associated with the creation of online publishing revenue. These costs include contractual revenue sharing obligations resulting from our distribution arrangements (distribution payments), editorial costs, research costs and allocated overhead. Distribution payments are made to Web site operators for visitors directed to our Web sites. These costs increase with gains in traffic to our sites. Editorial costs relate to writers and editors who create original content for our online publications and associates who build web pages. These costs have increased as we have added online publications and co-branded versions of our sites under distribution arrangements. These sites must be maintained on a daily basis. Research costs include expenses related to gathering data on banking and credit products which include compensation and benefits, facilities costs, telephone costs and computer systems expenses.

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

   Product development costs represent payroll and related expenses for site development, network systems and telecommunications infrastructure support, contract programmers and consultants and other technology costs.

   General and administrative expenses represent compensation and benefits for administration, advertising management, accounting and finance, facilities expenses, professional fees and non-allocated overhead.

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

   Other income (expense) is comprised of interest income on invested cash and interest expense. Also included is a noncash finance charge recorded upon the conversion of a note payable to a stockholder into shares of convertible preferred stock which, upon completion of our initial public offering in May 1999, was subsequently converted into common stock.

Results of Operations

   As discussed in Recent Developments above, the Company sold its wholly-owned online insurance subsidiary, Pivot, on July 14, 2000 for $4,350,000 in cash. Pivot's results of operations for the three and nine months ended September 30, 2000 have been classified as discontinued operations in the condensed consolidated financial statements included herein and are excluded from the specific financial statement line items in the analysis below.

   On August 31, 2000 the Company shut down the operations of Consejero.com and sold certain of its assets to Consejero Holdings, LLC for $41,800 in cash resulting in a loss of approximately $86,000. Additionally, approximately $193,000 in charges was recorded for severance and other related shut down costs.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

   Total revenue for the three months ended September 30, 2000 of $3,724,044 increased $427,207, or 13%, over the comparable period in 1999. Online publishing revenue increased $595,620, or 25%, to $3,012,405 and represented 81% of total revenue in 2000 compared to 73% in 1999. These increases were due to higher levels of advertising sales and higher advertising rates (approximately 10% higher average rates in 2000 compared to 1999) facilitated by an increase in advertising inventory (approximately 17% higher available inventory in 2000 compared to 1999). Online publishing revenue was essentially unchanged compared to the quarter ended June 30, 2000 due to a slowdown in Internet banner advertising and the impact of seasonality on web usage. Future revenue depends on the success of Internet advertising.

   Print publishing and licensing revenue decreased $168,413, or 19%, to $711,639 during the three months ended September 30, 2000 compared to the same period in 1999 due primarily to a $183,638, or 29%, decrease in Consumer Mortgage Guide revenues. This decrease was a result of increasing interest rates which slowed the refinance markets and caused certain advertisers not to publish their higher rates.

   Online publishing costs increased 16% to $1,697,350 for the three months ended September 30, 2000 from $1,457,502 in the comparable period in 1999. This increase was due primarily to an increase in revenue sharing payments in Bankrate.com due to an increase in the number of distribution partners ($314,000) and GreenMagazine.com site operating costs ($254,000 - site launched in the fourth quarter of 1999), off set by lower operating costs in theWhiz.com ($153,000) and Consejero.com ($68,000) following planned reductions in the workforce and the shut down of Consejero.com in August 2000. Revenue sharing payments are expected to increase with corresponding increases in online publishing revenue.

   Marketing expenses of $263,055 for the three months ended September 30, 2000 were $5,857,437, or 96%, lower than the comparable quarter in 1999, and were $912,493, or 78%, lower than the prior quarter ended June 30, 2000. These reductions are in line with the Company's strategic initiatives to control costs and curtail certain expenditures.

   General and administrative expenses of $2,415,989 for the three months ended September 30, 2000 were $795,741, or 49%, higher than the comparable period in 1999. The Company recorded approximately $955,000 in legal costs related to the litigation matters discussed in Legal Proceedings included herein. These costs were offset by approximately $137,000 in lower human resource costs following the planned reductions in staffing levels.

   In the quarter ended September 30, 2000, the Company recorded restructuring and impairment charges of approximately $843,000, or $0.06 per share, as a result of continuing strategic reorganization initiatives. Approximately $88,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a further reduction of the workforce. This amount will be paid in the fourth quarter. Approximately $279,000 relates to the shut down and sale of assets of Consejero.com (see Note 5 to the condensed consolidated financial statements included herein) and facility closing costs.

   On August 27, 1999, the Company acquired certain assets and assumed certain liabilities of Green Magazine, Inc. ("Green") for approximately $831,000 including acquisition costs. Substantially all of the purchase price was allocated to goodwill. During the quarter ended September 30, 2000 a decision was made to stop publishing the print version of Green Magazine. Additionally, due to lower than expected traffic levels visiting GreenMagazine.com and continued negative operational cash flows, a revised operating plan was developed and GreenMagazine.com was incorporated into a channel of Bankrate.com. After evaluating the recoverability of the intangible asset, the Company recorded an impairment charge of approximately $476,000 to write the goodwill down to estimated fair value.

   Depreciation and amortization of $222,874 for the three months ended September 30, 2000 was $62,789, or 39%, higher compared to the same period in 1999 due to purchases of software and computer equipment. Goodwill amortization of $73,594 is a result of the Green Magazine.com acquisition in the third quarter of 1999.

   Noncash stock based compensation expense of $130,488 was recorded in the three month period ended September 30, 2000, compared to $351,152 in the same period in 1999. This decrease is due the options of terminated employees, most of which were forfeited prior to vesting.

   Interest income of $164,681 for the three months ended September 30, 2000 was down from $464,013 in the comparable 1999 period due to declining cash balances. Interest expense was up $58,529 over the comparable period in 1999 due to the increase in debt associated with equipment under capital leases and the 10% convertible subordinated note payable issued in connection with the Pivot acquisition in August 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

   Total revenue for the nine months ended September 30, 2000 of $11,275,979 increased $2,940,921, or 35%, over the comparable period in 1999. Online publishing revenue increased $3,360,480 or 59%, to $9,072,950, and represented 80% of total revenue in 2000 compared to 69% in same period in 1999. These increases were due to higher levels of advertising sales and higher advertising rates (approximately 45% higher average rates in 2000 compared to 1999) facilitated by an increase in advertising inventory (approximately 38% higher available inventory in 2000 compared to 1999).

   Print publishing and licensing revenue decreased $419,559, or 16%, to $2,203,029 during the nine months ended September 30, 2000 due primarily to a $451,208, or 24%, decrease in Consumer Mortgage Guide revenues. This decrease was a result of increasing interest rates which slowed the refinance markets and caused certain advertisers not to publish their higher rates.

   Online publishing costs increased 76% to $6,106,000 for the nine months ended September 30, 2000, from $3,476,712 in the comparable period in 1999. This $2,629,288 increase was due primarily to an increase in revenue sharing payments in Bankrate.com due to an increase in the number of distribution partners ($647,000). Additional costs of approximately $1,045,000 were incurred in the nine months ended September 30, 2000 for GreenMagazine.com, ilife.com and IntelligentTaxes.com which were launched in the fourth quarter of 1999.

   Marketing expenses of $3,263,543 for the nine months ended September 30, 2000 were $5,557,704, or 63%, lower than the comparable quarter in 1999. These reductions are in line with the Company's strategic initiatives to control costs and curtail certain expenditures.

   Product development costs of $1,565,310 for the nine months ended September 30, 2000 were $234,543, or 18%, higher than the comparable period in 1999 due to higher personnel and consulting expenses supporting the growth in revenue and web sites launched during the fourth quarter of 1999.

   General and administrative expenses of $5,999,481 for the nine months ended September 30, 2000 were $2,641,126, or 79%, higher than the comparable period in 1999 due primarily to higher human resource costs, facilities costs, and legal and professional fees supporting the growth in the business.

   In June 2000, the Company recorded a restructuring charge of $1,298,000, or $0.09 per share, as a result of implementing certain strategic reorganization initiatives. Approximately $364,000 of this charge pertains to severance, legal and other employee related costs incurred in connection with a reduction of approximately 10% of the workforce in continuing operations and the elimination of positions in under-performing, non-core business units. Approximately $145,000 of this amount was paid in the quarter ending September 30, 2000. The remaining $934,000 of this charge relates to the write-off of certain costs, primarily software, licenses and other installation costs, of an abandoned systems installation.

   In the quarter ended September 30, 2000, the Company recorded restructuring and impairment charges of approximately $843,000, or $0.06 per share, as a result of continuing strategic reorganization initiatives. Approximately $88,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a further reduction of the workforce. This amount will be paid in the fourth quarter. Approximately $279,000 relates to the shut down and sale of assets of Consejero.com (see Note 5 to the condensed consolidated financial statements included herein) and facility closing costs.

   On August 27, 1999, the Company acquired certain assets and assumed certain liabilities of Green Magazine, Inc. ("Green") for approximately $831,000 including acquisition costs. Substantially all of the purchase price was allocated to goodwill. During the quarter ended September 30, 2000 a decision was made to stop publishing the print version of Green Magazine. Additionally, due to lower than expected traffic levels visiting GreenMagazine.com and continued negative operational cash flows, a revised operating plan was developed and GreenMagazine.com was incorporated into a channel of Bankrate.com. After evaluating the recoverability of the intangible asset, the Company recorded an impairment charge of approximately $476,000 to write the goodwill down to estimated fair value.

   Depreciation and amortization of $678,150 for the nine months ended September 30, 2000 was $341,530, or 101%, higher compared to 1999 due to purchases of software and computer equipment. Goodwill amortization of $220,780 is a result of the Green Magazine.com acquisition in the third quarter of 1999.

   Noncash stock based compensation expense of $1,145,088 was recorded in the nine month period ended September 30, 2000 compared to $2,970,019 in the same period in 1999. During the nine months ended June 30, 2000, the Company recorded $860,000 of noncash charges upon the resignation of the Company's former president and chief executive officer related to the continued vesting of stock options under the terms of an employment agreement. The remaining expense relates to stock options granted under the 1997 and 1999 Equity Compensation Plans at less than fair market value on the date of grant. In 1999, the Company recorded approximately $2,113,000 of noncash charges when a note receivable for a restricted stock grant to the former president and chief executive officer was forgiven, the unvested shares under the grant (264,932) were reacquired by the Company, the associated put right was cancelled and 189,238 shares of redeemable common stock were reclassified to common stock and vested immediately. Approximately $126,000 was recorded for options granted under the 1997 Equity Compensation Plan in March 1999.

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

   Interest income of $582,675 for the nine months ended September 30, 2000 was $130,788, or 18%, lower than the comparable amount in 1999 due to declining cash balances. Interest expense was up $266,201 over the comparable period in 1999 due to the increase in debt associated with equipment under capital leases and the 10% convertible subordinated note payable issued in connection with the Pivot acquisition in August 1999.

Liquidity and Capital Resources

   Bankrate, Inc. has funded its operations using capital raised from shareholders, from the proceeds of its initial public offering of common stock in May 1999, and from its operating revenue. As of September 30, 2000, the Company had working capital of $5,141,758. Cash used in operating activities for the nine months ended September 30, 2000 was $17,658,354 (includes cash used in discontinued operations of $5,394,547) and was primarily the result of funding operating losses due to the continued expansion of its online publishing efforts.

   Cash provided by investing activities of approximately $3,902,986 was primarily the result of the cash proceeds of $4,350,000 from the sale of Pivot.

   Cash provided from financing activities of approximately $868,000 was primarily the result of the cash proceeds from the issuance of common stock to the Company's new chairman of the Board of Directors of approximately $998,000 and the exercise of common stock options of $32,000, offset by approximately $162,000 in capital lease payments.

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

   The Company has incurred net losses in each of its last four fiscal years. The Company had an accumulated deficit of approximately $58 million as of September 30, 2000 and anticipates that it will incur operating losses and negative cash flows in the foreseeable future.

   The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning in January 2000 compared to the second half of 1999, and has followed through with plans to sell or curtail development of certain under-performing, non-core business units. The Company sold CPNet.com in May 2000, sold Pivot in July 2000, and shut down and sold certain assets of Consejero.com in August 2000 (see Note 5). These divestitures yielded cash to the Company of $4,392,000 and will result in lower operating expenses. In June 2000, the Company reduced employment levels of continuing operations by approximately 10% and began efforts to consolidate its physical locations. Based on these actions and the Company's current plan, the Company believes its existing liquidity and capital resources will be sufficient to satisfy its cash requirements through 2001. There are no assurances that such actions will ensure cash sufficiency through 2001 or that reducing marketing expenses would not potentially curtail revenue growth.

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

   Further, due to the legal matters discussed in Note 3 to the condensed consolidated financial statements included herein, which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending these matters, which may impact the operations of the Company.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 will be effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments: hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. To date, the Company has not invested in derivative instruments nor participated in hedging activities and, therefore, does not anticipate there will be a material impact on the results of operations or financial position from Statements No. 133 or No. 138.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000. We are required to adopt the provisions of SAB 101 in the fourth quarter of 2000. We have reviewed the provisions of SAB 101 and believe we are in compliance.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

   The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk as the interest paid on such investments fluctuates with the prevailing interest rates. As of September 30, 2000 all of our cash equivalents mature in less than three months.

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

   In September 1999, the Company entered into a lease agreement for a new office facility to be constructed in northern Palm Beach County, Florida. The Company provided to the developer a $300,000 letter of credit as a security deposit. The lease provides an initial lease term of ten years commencing from the date of occupancy and includes two five-year renewal options. The annual base rent during the initial term ranges from $660,000 in the first two years to $760,000. The lease contemplated that occupancy would commence on September 15, 2000. In connection with the lease agreement, the Company also entered into an agreement with the developer to purchase an adjoining tract of land for $609,000. The Company paid a deposit of $60,000 to close the transaction no later than June 30, 2000, which is being held in escrow. Subsequent to a dispute with the developer with respect to the lease agreement and the agreement to purchase the adjacent tract, on August 3, 2000, the developer made demand on the bank that issued the letter of credit and the bank paid the developer the full $300,000 under the letter of credit.

On August 14, 2000, the developer filed claims against the Company alleging breach of contract under the lease agreement and the agreement to purchase the adjacent tract, and seeks damages in excess of $500,000 plus attorneys fees and costs. The Company has filed counterclaims and intends to vigorously defend against both of these matters. While acknowledging the uncertainties of litigation, the Company believes that these matters will be resolved without a material adverse impact on the Company's financial position or results of operations.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933, as amended (File No. 333-74291), relating to the Company's initial public offering of its common stock, was May 13, 1999. A total of 3,500,000 shares of the Company's common stock were sold to an underwriting syndicate at $13.00 per share ($12.09 after deducting the underwriters' discounts and commissions). The managing underwriters were ING Baring Furman Selz LLC and Warburg Dillon Read LLC. The initial public offering resulted in gross proceeds of $45,500,000, $3,185,000 of which was applied to the underwriting discount and approximately $1,014,000 of which was applied to related expenses. As a result, the net proceeds of the offering to the Company were approximately $41,301,000. From the date of receipt through September 30, 2000, approximately $17,000,000 of the net proceeds was used for marketing, advertising and promotional expenditures, and the remainder was used for working capital or invested on short-term interest bearing investments. None of the net proceeds of the offering were paid directly or indirectly to any director or officer of the Company (other than payment of salaries and bonuses in the ordinary course of business) or any of their associates, or to any persons owning ten percent or more of the Company's common stock, or to any affiliates of the Company.

Item 3. DEFAULTS UPON SENIOR SECURITIES

   None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

Item 5. OTHER INFORMATION

   On August 31, 2000, Edward L. Newhouse joined the Company as Senior Vice President - Sales and Business Development and Chief Revenue Officer. Previously, Mr. Newhouse was a founding member and Vice President - Director of Sales for 24/7 Media, Inc., a global provider of advertising and marketing solutions for Web publishers.

   In September 2000, G. Cotter Cunningham, formerly Senior Vice President - Marketing and Product Development, was promoted to Senior Vice President - Chief Operating Officer. Mr. Cunningham also served as interim Chief Executive Officer prior to hiring the Company's current President and Chief Executive Officer, Elisabeth DeMarse.

   In September 2000, Robert J. DeFranco, formerly Vice President - Finance and Chief Accounting Officer, was promoted to Senior Vice President - Chief Financial Officer.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.1 Stock Purchase Agreement dated July 14, 2000 by and between ilife.com, Inc. and Signet Insurance Services, Inc.

     2.2 Articles of Amendment to Amended and Restated Articles of Incorporation of ilife.com, Inc. dated September 18, 2000.

     27    Financial Data Schedule

(b)  Reports on Form 8-K:

        (1). A Form 8-K was filed on July 26, 2000, reporting under Item 2. that the Company sold Professional Direct Agency, Inc. to Signet Insurance Services, Inc.

        (2).  A Form 8-K was filed on September 20, 2000, reporting under Item
              5. that the Company changed its name from ilife.com, Inc. to Bankrate, Inc. and its Nasdaq National Market stock symbol from ILIF to RATE.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Bankrate, Inc.



Dated: November 13, 2000                      By: /s/ Robert J. DeFranco
                                            ----------------------------------
                                            Robert J. DeFranco
                                            Senior Vice President
                                            Chief Financial Officer

--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

Exhibit
-------
  2.1        Stock Purchase Agreement dated July 14, 2000 by and between ilife.com, Inc. and Signet
             Insurance Services, Inc.

  2.2        Articles of Amendment to Amended and Restated Articles of Incorporation of ilife.com, Inc.
             dated September 18, 2000.

  27         Financial Data Schedule