Form 10-K
period 2000-12-31
BANKRATE INC
filed 2001-03-27
CIK 1080866

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For The Fiscal Year Ended December 31, 2000

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

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on February 28, 2001, as reported by the OTC Bulletin Board was approximately $3,295,624. The shares of Common Stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2001, the Registrant had outstanding 13,996,950 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Parts I and III of this report.

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

Overview

     Bankrate, Inc. (the "Company") is an Internet consumer finance marketplace that owns and operates a portfolio of Internet-based personal finance channels including banking, investing, taxes and small business finance. Our flagship site, Bankrate.com, is the Web's leading aggregator of information on over 100 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications.

     Bankrate.com provides the tools and information that can help consumers make the best financial decisions. We regularly survey approximately 4,800 financial institutions in all 50 states in order to provide the most current objective, unbiased rates on banking products such as mortgages, new and used auto loans, credit cards and more. Hundreds of print and online partner publications depend on Bankrate.com as the trusted source for financial rates and information.

 On September 20, 2000, we changed our name from ilife.com, Inc. to Bankrate, Inc.

     Since our online debut in 1996, Bankrate.com has won numerous awards and accolades for its rate collection and distribution and original editorial content. In the first half of 2000 alone, such prestigious organizations as Forbes, Fortune, Yahoo!, Internet Life, Money and SmartMoney granted Bankrate "Best of the Web" status.

     Over two decades ago, we began as a print publisher of the newsletter "Bank Rate Monitor." Our rate tables provide at no cost to the consumer, a detailed list of lenders by market and include relevant details to help consumers compare loan products.

     We continue to enhance our offerings in order to provide Bankrate.com users with the most complete experience. Features such as financial calculators, email newsletters, and message boards allow users to interact with our site as well as with other consumers. Our new Rate Trend Index is a weekly poll of industry insiders designed to help consumers forecast interest rate trends.

     We also broadened our offerings to include channels on investing, taxes, small business and financial advice. Each channel offers a unique look at its particular topic. Bankrate.com users can download state and federal forms from the Tax channel, obtain business tips from the Small Business channel and ask a financial expert questions on the Advice channel.

                                Bankrate, Inc.
                   Internet Advertising Views and Page Views
                                 (in millions)


For the year ended December 31:     2000  1999  1998
                                    ----  ----  ----

             Ad Views                405   288   104

             Page Views              136    89    40

Source of Data: Bankrate, Inc. server reports

     Prior to 1996, and dating back to 1976, our principal business was the publication of print newsletters, the syndication of unbiased editorial bank and credit product research to newspapers and magazines, and advertising sales of the Consumer Mortgage Guide. We currently syndicate editorial research to 97 newspapers that have combined single day circulation in excess of 28.5 million copies and three national magazines with combined monthly circulation in excess of 2.5 million copies. The Consumer Mortgage Guide is a weekly newspaper-advertising table consisting of product and rate information from local mortgage companies and financial institutions. The Consumer Mortgage Guide appears weekly in approximately 11 U.S. metropolitan newspapers with combined single day circulation in excess of 3.7 million copies. Together, these Bankrate.com branded print activities have the potential of reaching 34.7 million readers according to Editor & Publisher International 2000 Year Book.

     In 1996, we began our online operations by placing our editorially unbiased research on our Web site, Bankrate.com. By offering our information online, we created new revenue opportunities through the sale of graphical and hyperlink advertising associated with our rate and yield tables. In fiscal 1997, we implemented a strategy to concentrate on building these online operations.

     We believe that the recognition of our research as a leading source of independent, objective information on banking and credit products is essential to our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are seeking to build greater brand awareness of our Web site and to reach a greater number of online users.

     We publish our editorial and research data online through our principal Web site, Bankrate.com, and through distribution (or syndication) arrangements with more than 190 third party Web sites. Bankrate.com contains information covering over 100 financial products within 155 geographic markets, including at least one market in each of the 50 states. The information includes data regarding mortgage and home equity loans, credit cards, automobile loans, checking accounts, ATM fees, and yields on savings instruments. Our unique information, which is compiled by 38 researchers, is accompanied by extensive editorial content designed to assist consumers with their decision-making process. Due to estimates of our audience's average per capita income, level of education and professional status, we believe this audience represents a very desirable target customer for advertisers.

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

     Despite some general and forecasted weakness in advertising spending on the Internet, we have seen steady interest in our primary niches - mortgages, car loans, home equity loans and CD/savings products. In addition, we believe our faith in the long-term benefits of the Internet is well founded. The ability of the Internet to provide a platform for frictionless communication between consumers and businesses has not changed.

     We believe Bankrate, Inc. will benefit from the anticipated growth in Internet usage and spending on Internet advertising, direct marketing and electronic commerce.

Restructuring

          We have spent much of the year 2000 refocusing the Company's business efforts into our primary Web site - Bankrate.com while actively controlling expenses and pursuing additional sources of revenue. In addition, we sold or curtailed development of under-performing Web sites and business units. The following steps were taking as a direct result of our stategic reorganization initiatives.

     . We substantially reduced marketing expenditures beginning in January 2000 compared to the second half of 1999.

     . In June 2000, we reduced employment levels of continuing operations by 10% and began consolidating our physical locations.

     . In May 2000, we sold CPNet.com, our online advertising network that provided content and advertising management to college newspaper Web sites.

     . In June 2000, we shut down our Broadcast Operations that produced "Cost of Life" personal finance video segments distributed to television stations.

     . In June 2000, we shut down ilife.com, our vertical personal finance portal, and incorporated IntelligentTaxes.com, our personal income tax information Web site, as a channel of Bankrate.com.

     . In July 2000, we sold Pivot.com, our virtual insurance agency and fulfillment/call center.

     . In August 2000, we shut down and sold certain assets of Consejero.com, our Spanish-language personal finance Web site and Garzarelli.com, our electronic subscription Web site for investment advisor Elaine Garzarelli.

     . In December 2000, we shut down GreenMagazine.com, our alternative personal finance Web site, and the print publication Green Magazine.

Strategy

     We believe that the consumer-banking sector holds significant opportunities for growth and expansion for a site like Bankrate.com. As we grow, we are consolidating our position as the industry leader in the gathering of rate data and in expanding our brand recognition with consumers and partners. Elements of our strategy include:

Continuing to provide advertisers with high-quality, ready-to-transact
----------------------------------------------------------------------
consumers: By advertising on our site, either through purchasing graphic ads,
---------
hyperlinks, or sponsorships, banks, brokers and other advertisers are tapping into our strongest resource - consumers on the verge of engaging in a transaction. By allowing advertisers to efficiently access this "in-market" consumer, we are helping advertisers lower their own costs in acquiring a new customer, and ultimately creating a win-win-win transaction for the advertiser, Bankrate.com and the consumer.

Remaining the dominant brand in consumer bank rate data and content: We are
-------------------------------------------------------------------
continuing our strong push to remain the dominant player in our market. We believe we are the number one competitor in our market on a number of levels - including revenue, the number of banks surveyed, the number of pages viewed by consumers and the number of unique visitors.

Continued, low-risk growth through partnering with top Web sites that drives
----------------------------------------------------------------------------
traffic to Bankrate.com: Our partner network provides Bankrate.com with a steady
-----------------------
stream of visitors, with little to no advertising risk to the Company. As the bulk of these agreements are revenue sharing, we only pay out a percentage of what we actually bring in.

Zealously guarding our resources: Our greatest resources are our people, our
--------------------------------
partners and our brand. We carefully weigh every decision against these three axis.

Insuring our long-term survival by reaching profitability as quickly as
-----------------------------------------------------------------------
possible: Our primary goal for the coming year is to reach a cash-flow positive
--------
state as quickly as possible. By developing a self-sustaining business, we will be able to better control our own future successes.

Bankrate.com

     Bankrate.com provides consumers with financial data, research and editorial information on non-investment financial products. The Company's team surveys approximately 4,800 financial institutions every week in order to provide objective rate information on banking products including mortgages, credit cards and auto loans. Bankrate.com is unique in its approach to offering objective rate information on 155 markets in all 50 states. We gather and present this information by metropolitan area, which provides more valuable information to consumers than aggregated national information and allows advertisers to target prospective customers geographically.

     Bankrate.com also distributes electronic newsletters weekly to approximately 200,000 subscribers covering topics such as mortgages, credit cards, banking, small businesses, certificate of deposit rates, and Federal Funds rates. We also maintain message boards where visitors can post questions for members of the Bankrate.com community. Topics parallel the channels offered by Bankrate.com.

Distribution Arrangements

     A significant portion of the traffic to Bankrate.com is attributable to the distribution (or syndication) arrangements we have with other Web site operators. Our distribution arrangements fall into two categories: (1) co-branding in which we establish a "co-branded" site with another Web site operator, and (2) licensing in which we provide content to the other operator's Web site together with a hyperlink to our own site. We have found co-branding to be more effective in driving traffic to our sites.

     Co-branded sites are created pursuant to agreements with other Web site operators. Generally, agreements relating to co-branded sites provide for us to host the co-branded Web pages, sell and serve the graphical advertising, and collect advertising revenues, which are shared with the third party Web site.

     Under licensing arrangements, we provide content to other Web sites in exchange for a fee. The content identifies Bankrate.com as its source and typically includes a hyperlink to the Bankrate.com Web site.

  The table below lists parties with which we have distribution agreements as of December 31, 2000.

     America Online            Edmunds.com, Inc.                Nasdaq
     AT&T                      ePredict.com LLC                 Netscape
     Auto Site                 Esquire                          Newsalert
     Belo Interactive sites    FamilyMoney.com                  NewsMax.com
     BizRate                   FinancialWeb.com                 Oxygen Media
     Bloomberg                 Golf.com                         PricewaterhouseCoopers
     Broker Agent News         Hispanic Online                  RealTimes
     Business Today            HomeStore.com                    Realtor.com
     Carlist.com               Houston Chronicle                San Antonio Express
     CarPrices.com             Individual Investor Group, Inc.  San Diego Insider
     Carpoint                  Inman News Features              ScarsdaleNet.com
     Columbus Dispatch         Intellichoice                    Sign on San Diego
     Compuserve                Internet Stock News              Silicon Financial Group
     Cox Interactive sites     IPO.com, Inc.                    Smart Money Magazine
     CyberInvest.com           Job Sleuth                       Star Tribune
     Cycal, Inc.               JS Online                        Tegris
     Dealernet                 Kiplinger's                      Tennessean
     Digital Cities            Miami Herald                     US News & World Report
     Dizzy Duck                Microsoft Network                USA Today
     Dollar Stretcher          Military.com                     Village Online
     DotPlanet.com, Inc.       Milwaukee Journal Sentinel       Work.com
     EarthLink, Inc.           Money Magazine                   Yahoo!
     ECompare                  Motley Fool                      Your New House
     eComplaints.com           mySimon.com                      TechTV

Financial Product Research

     Our research staff is made up of 38 employees who track comparative information on over 100 financial products and services, including checking accounts, consumer loans, lines of credit, mortgages, certificates of deposit, savings accounts, credit cards, money market accounts, brokerage accounts and online accounts. We cover both personal and small business accounts offered through branch offices and on the Internet by banks, thrifts, credit unions, credit card issuers, mortgage bankers and mortgage brokers. We estimate that over 350,000 items of data are gathered each week for over 155 markets across the United States from over 4,800 financial institutions. The information obtained includes not only interest rates and yields, but related data such as lock periods, fees, points, and loan sizes for mortgages and grace periods, late penalties, cash advance fees, cash advance APRs, APYs, minimum payments, and terms and conditions for credit cards.

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

     Institutions in the survey group include the largest banks and thrifts within each market area based on total deposits. The number of institutions tracked within a given market is based on the types of financial products available and number of institutions in the market area. In each of the largest 25 markets, the Company tracks at least 10 institutions. In each of the smaller markets we track three or more institutions. The Company verifies and adjusts, if necessary, the institutions included in the survey group on an annual basis using FDIC deposit data from year-end call reports. The Company does not include credit unions in the market survey group since product availability is based upon membership. The Company tracks the 50 largest U.S. credit unions as a separate survey group for comparison purposes.

     All products included in our database have closely defined criteria so that information provided by institutions is truly comparative in nature. Collected data undergoes three levels of quality control prior to being accepted for inclusion in the database. The first level is automatically performed by our editing software, which identifies unusual changes. The second level is visual proofing, which is performed by the researcher who gathers rates from institutions. The researcher reviews the surveys to determine whether there have been any changes in the data on a weekly basis. If there has been a change that is outside of a specified range, the researcher verifies that the data is correct by calling the institution. Once the data is verified, it is forwarded to a senior researcher for review and approval. The third level is performed by a dedicated quality control staff consisting of senior researchers who verify that the information has been correctly updated and entered into our databank. Our quality control staff reviews each listing in relation to regional and national trends and for overall accuracy and consistency fees and related information prior to disclosure of the information to consumers. The staff also reviews the comparability of products, institutional accuracy and survey accuracy. In addition, the quality control team performs anonymous shopping on a weekly basis, in which we place calls to institutions in order to obtain rate information without identifying ourselves as Bankrate.com. Such anonymous shopping allows us to validate the data in a consumer setting. Institutions providing invalid data are contacted by our quality control staff to ensure that future information will be accurate. Institutions listed in our Bankrate.com online tables who purchase hyperlinks to their own sites or purchase other advertising must comply with the same criteria for product listings that apply to other institutions or they will be removed. The criteria for product listings consists of specific attributes, such as loan size and term, that are used to define each type of financial instrument in order to ensure uniformity in the products that are compared. With the exception of the "Internet Banking Deals" table, no special offers are listed on our Internet sites. All of our new research employees are provided with a four-week program of on-the-job training to ensure consistency of data-gathering and validation techniques. Follow-up refresher training is provided to our research employees on an ongoing basis to ensure that skill levels are maintained.

     At the end of each weekly survey, data is archived as part of our 17-year old cumulative historical data file. This file provides a unique resource for our financial analysts and editorial team in developing trend graphs, charts and narrative analysis that is used by national and local media.

     We are aware of the potential conflict of interest resulting from the sale of advertising to financial institutions while providing independent and objective research. However, no conflicts of interests have compromised or are expected to compromise our ability to provide independent and objective research.

Editorial Content

     In addition to our research department, we maintain an editorial staff of 14 editors, writers and researchers, and a graphic artist who creates original stories for our Web sites. We also have relationships with more than 20 free-lance writers. Most of our editorial staff are experienced journalists with newspaper or broadcast experience. For example, the reporters and editors of Bankrate.com have professional journalistic work experience ranging from two to 31 years, with an average of 11 years of experience. We believe the quality of our original content plays a critical role in attracting visitors to our site and co-branded partners to the Bankrate.com Web site.

     The overwhelming majority of the content within our Web sites is original and produced internally. There is a limited amount of third-party content, acquired under advertising revenue-sharing agreements and licenses, that allow us to incorporate relevant information on our Web site that would otherwise require additional resources to produce. An example of this type of arrangement is the incorporation in Bankrate.com of foreclosure information from foreclosures.com.

Print Publications

     We continue to produce traditional print publications to absorb part of the cost of producing research and original editorial content. Additionally, we believe that print publishing activities contribute to greater exposure and branding opportunities for our Internet Web sites. These publications are as follows:

     Consumer Mortgage Guide: We generate revenue through the sale of mortgage
     ------------------------
rate and product listings in 11 metropolitan newspapers across the United States with combined Sunday circulation of 3.6 million copies. We enter into agreements with the newspapers for blocks of print space, which is in turn sold to local mortgage lenders and we share the revenue with the newspapers on a percentage basis.

     Syndication of Editorial Content and Research: We syndicate editorial
     ----------------------------------------------
research to 97 newspapers, which have combined Sunday circulation more than 28.5 million copies and three national magazines with combined monthly circulation in excess of 2.5 million copies.

     Newsletters: We publish three newsletters: 100 Highest Yields and Jumbo
     ------------
Flash Report, which target individual consumers, and Bank Rate Monitor, which targets an institutional audience. These newsletters provide bank deposit interest rate information with minimal editorial content.

Consumer Marketing

     Despite the success of our award-winning "Every Percent Counts" ad campaign in 1999, we determined that going forward, our resources would be better leveraged by expanding non-cash intensive advertising, including a new affiliate program, greatly expanding our barter effort and emphasizing our co-branding model, which requires minimal up-front payments. In addition, we completed a series of limited online advertising buys during fiscal 2000, using in-house talent to purchase and track the advertising as well as in developing creative.

Advertising Sales

     Our advertising sales staff consists of 13 salespeople and support staff. Most of our salespersons are located in our North Palm Beach corporate headquarters and we maintain two smaller satellite offices in New York and Los Angeles. Each salesperson is responsible for a designated geographic area covering the Southeast, Mid-Atlantic, New England, Great Lakes, Midwest, Great Plains, Northwest or Southwest regions of the United States. Salespeople sell advertising related to our Web sites and the Consumer Mortgage Guide. We believe our sales force is highly effective.

     Our salespeople present advertising solutions to potential advertisers using inventory created by our Web sites as well as the co-branded Web sites. We believe this combined network of sites enhances value for advertisers and direct marketers by (1) alleviating the need to purchase a series of advertising campaigns from numerous Web sites, (2) providing advertisers and direct marketers with advertising opportunities on a wide variety of Web pages containing business and personal finance content, and (3) providing targeted access to Internet users with desirable demographics. Advertisers and direct marketers can enhance the effectiveness of their campaigns by customizing advertising delivery on our networks within a particular content channel or across an entire network.

Advertising Alternatives

 Our advertisers can target prospective customers using three different approaches:

        . Targeting specific geographic and product areas; for example, mortgage rates in Atlanta, Georgia;

        . Targeting specific product channels; for example, all borrowers interested in the home equity channel; or

        .  General rotation throughout our site.

     Our most common graphical advertisement sizes are banners, which are prominently displayed at the top or bottom of a page (486 x 60 pixels) and badges, which are smaller than banners (125 x 125 pixels). We offer banners and badges for general rotation or in specific areas of the site. List prices may vary depending upon the quantity of advertisements purchased by an advertiser and the length of time an advertiser runs an advertisement on our sites. List prices for banner and badge advertisements with premium placement may be as low as $15 CPM (cost per thousand) and as high as $100 CPM. Discounts and commissions are available based upon the volume of advertisements purchased.

     We also sell posters, which are oversize advertisements that contain more information than traditional advertisements. We position posters on certain pages so that they dominate the page. The list prices range from $133 to $150 CPM. Advertisers may also purchase sponsorship positions on the Bankrate.com home page and the main page for each product channel. The cost of the sponsorship is based on banner rates for impressions received and ranges from a list price $22 to $33 CPM. Advertisers can also sponsor an entire channel. In addition, we offer a number of sponsorship and "custom" advertising opportunities. All list prices are typically negotiated with specific advertisers and pricing can range dramatically based on traffic and size of the advertising.

     Providing effective tools for managing advertising campaigns is essential to maintaining advertising relationships. We use a state-of-the-art program under license from a third party that allows our advertisers to monitor their spending on our Web sites in real-time for impressions received and click through ratios generated.

Hyperlinks

     Financial institutions that are listed in our rate tables have the opportunity to hyperlink their listings. By clicking on the hyperlink, users are taken to the institution's Web site. A substantial benefit to advertisers with the hyperlink rate listing is that the hyperlinks are in fixed placement on the rate pages and are shown every time a user accesses a page. In contrast, banner advertisements are rotated based on the number of impressions purchased. Hyperlink fees are sold for three-month periods. The number of hyper linked rate listings that can be added to a rate page is limited only by the number of institutions listed, while banner positions are limited by available space. The actual rates for hyperlinks range from $39 to $50 CPM.

E-Mail Sponsorships

     We issue daily and weekly e-mail newsletters to customers who request them. Advertisers can sponsor the e-mails with text listings that are hyper linked to their Web site. The cost for sponsoring an e-mail newsletter is between $0.05 and $0.15 per subscriber.

Chat Room Sponsorships

     We offer advertisers chat rooms in Bankrate.com where they may promote their spokespeople or products and acquire valuable real-time feedback from consumers.

Advertisers

     We market to local advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country. No advertiser accounts for more than 10% of our revenues. As of December 31, 2000, we had approximately 55 graphical advertisers and 240 hyperlink advertisers. A representative sample of our national and regional advertisers includes:

    Advanta Bank Corp.                        Home Finance of America               Secured Funding Corp.
    American Express                          iHomeowner, Inc.                      SNFB Bank
    Annapolis Federal Mortgage                IndyMac Bank  / IndyMac Mortgage      South Trust Mortgage Corp.
    Bank Caroline                             ING Direct                            State Farm Bank
    BankDirect                                Juniper Financial Corporation         Umbrellabank.copm
    Bank One                                  Lasalle Bank                          Virtual Bank
    Bank of America                           Magnolia Mortgage Corp.               Washington Mutual
    Capital One Bank                          Manhattan Mortgage Corp.              Wells Fargo Bank
    Carteret Mortgage Corp.                   McCurdy Mortgage Corp.                WingspanBank.com
    Chase Manhattan Bank                      Middlesex Savings Bank
    Citibank                                  Mortgage Expo
    DeepGreen Bank                            Net Bank
    Discover Bank                             Nexity Bank
    Downey Savings & Loan                     Next Card
    E*Trade Bank                              NJ Mortgage Bankers Corp
    E-Loan / Car Finance                      Ameritrade
    Equitable Mortgage Corp.                  Ohio Savings Bank
    First Republic Mortgage Corp.             People First Finance
    FISN, Inc.                                Presidential Bank
    Full Spectrum Lending, Inc.               Providian Bank / Providian Financial
    Giantbank.com                             Prudential Bank
    Gorman & Gorman Mortgage Services         Pulaski Bank

    Greenpoint Mortgage                Riverway Bank
    Hart West Financial, Inc.          Royal Mortgage

     All of the listed advertisers have been our customers for at least six months and are representative of the types of industries, as well as national and regional scope of our advertising base.

Competition

     We compete for advertising revenues across the broad category of personal finance information provided in traditional media such as newspapers, magazines, radio, and television and in the developing market for online financial publications. There are many competitors that have substantially greater resources than the Company. Our online competition includes the following:

   . Personal finance sections of general interest sites such as Yahoo! and America Online;

   . Personal finance destination sites such as MoneyCentral, Forbes, Business Week, Fortune, Smart Money, Kiplinger's and Money.com; and

   . E-commerce sites that provide bank and credit product information such as e-Loan and GetSmart.

     Competition in the online segment is generally directed at growing users and revenue using marketing and promotion to increase traffic to Web sites. We believe that our original content, focus and objective product information differentiates us from our competitors.

Operations

     We host our proprietary Web sites and control all of our network operations from our principal office in North Palm Beach, Florida. Internet access is maintained through a fiber optic data circuit with AT&T. The computer equipment used to operate our Web sites is powered by uninterruptible power supply units and a generator.

Proprietary Rights

     Our proprietary intellectual property consists of our unique research and editorial content. We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure to protect this content.

     Employees

     As of December 31, 2000, we had 111 full-time employees, of which 20 were in Web site and content operations, 21 in sales, business development and marketing, 38 in content and data research, five in advertising revenue operations, 13 in product development and information technology, eight in finance and accounting, and six in administration. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our employee relations to be good. Prior to June 2000, we leased all of our employees, with the exception of the employees of our former subsidiary, Professional Direct Agency, Inc. ("Pivot"), from Vincam Human Resources, Inc. under the terms of a co-employment agreement. This agreement was mutually terminated effective June 1, 2000 and all leased employees became direct employees of the Company.

Risk Factors that Could Impact Future Operating Results

We have a history of losses and could run out of cash

     We have incurred net losses in each of our last five fiscal years. We had an accumulated deficit of approximately $59 million as of December 31, 2000. Therefore, we believe that period-to-period comparisons of our financial results should not be relied on as an indication of our future performance. We anticipate that we will incur operating losses and negative cash flows in the foreseeable future.

     We are working to manage our cash by actively controlling expenses and pursuing additional sources of revenue. For instance, we substantially reduced marketing expenditures beginning in January 2000 compared to the second half of 1999, and followed through with plans to sell or curtail development of certain under-performing, non-core business units. We sold

CPNet.com in May 2000, sold Pivot in July 2000, shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000 (see Item 8., Notes to Consolidated Financial Statements, Notes 5 & 6). These divestitures yielded cash of approximately $4,392,000 and will result in lower operating expenses. In June 2000, we reduced employment levels of continuing operations by approximately 10% and began efforts to consolidate our physical locations. Based on these actions and our current plan, we believe our existing liquidity and capital resources will be sufficient to satisfy our cash requirements into 2002. There are no assurances that such actions will ensure cash sufficiency through 2002 or that reducing marketing expenses will not potentially curtail revenue growth.

     We may consider additional options, which include, but are not limited to, the following: forming strategic partnerships or alliances; considering other strategic alternatives, including: a merger or sale, or an acquisition; or raising new debt and/or equity capital. There can be no assurance that we will be able to raise such funds or realize our strategic alternatives on favorable terms or at all.

     Further, due to the legal matters discussed in Item 7. and Item 8., Notes to Consolidated Financial Statements, Note 10, which we intend to vigorously defend, management could be required to spend significant amounts of time and resources defending these matters which may impact our operations.

Our success depends upon Internet advertising revenue

     We expect to derive more than 70% of our revenues for the foreseeable future through the sale of advertising space and hyperlinks on our Internet Web pages. Our revenue, excluding barter revenue, for 2001 is projected to be relatively flat compared to 2000. Any factors that limit the amount advertisers are willing to spend on advertising on our Web site could have a material adverse effect on our business. These factors may include: (1) lack of standards for measuring Web site traffic or effectiveness of Web site advertising; (2) lack of established pricing models for Internet advertising; (3) failure of traditional media advertisers to adopt Internet advertising; (4) introduction of alternative advertising sources; and (5) a lack of significant growth in Web site traffic.

     Demonstrating the effectiveness of advertising on our Web site is critical to our ability to generate advertising revenue. Currently, there are no widely accepted standards to measure the effectiveness of Internet advertising, and we cannot be certain that such standards will develop sufficiently to support our growth through Internet advertising.

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

We use barter transactions which do not generate cash revenue

     Revenue from barter transactions represented approximately 5% of total revenue for the year ended December 31, 2000. Barter revenue may represent a significant portion of our total revenue in future periods. Barter transactions do not generate any cash revenue and are entered into to promote our brand and generate traffic to our Web site without spending any of our cash resources.

Our success depends upon interest rate activity and mortgage refinancing

     We provide interest rate information for mortgages and other loans, credit cards and savings accounts. Visitor traffic to Bankrate.com may increase with interest rate movements and decrease with interest rate stability. Factors that have caused significant visitor fluctuations in the past have been Federal Reserve Board actions and general market conditions affecting home mortgage interest rates. During 2000, approximately 23% of advertisement views on Bankrate.com were on its mortgage pages. Accordingly, the level of traffic to Bankrate.com can be dependent on the general level of interest rates as well as mortgage refinancing activity. A slowdown in mortgage production volumes could also have a material adverse effect on our business.

     We believe that as we continue to develop our Web site with broader personal finance topics, the percentage of overall traffic seeking mortgage information will remain stabilized at current levels. To accelerate the growth of traffic to Bankrate.com, we are working with our syndication partners to program more intensively, and we are promoting Bankrate.com products aggressively. We cannot be certain that we will be successful in these efforts.

Our success depends upon establishing and maintaining distribution arrangements

     Our business strategy includes the distribution of our content through the establishment of co-branded Web pages with high-traffic business and personal finance sections of online services and Web sites. A co-branded site is typically a custom version of our Web site with the graphical look, feel, and navigation, of the other Web site. Providing access to these co-branded Web pages is a significant part of the value we offer to our advertisers. We compete with other Internet content providers to maintain our current relationships with other Web site operators and establish new relationships. In addition, as we expand our personal finance content, some of these Web site operators may perceive us as a competitor. As a result, they may be unwilling to promote distribution of our banking and credit content. We cannot guarantee that our distribution arrangements will attract a sufficient number of users to support our current advertising model. During 2000, approximately 41% of the traffic to our Web site originated from the Web sites of operators with which we have distribution arrangements. In addition, our business could be adversely affected if we do not establish and maintain distribution arrangements on favorable economic terms.

Our success depends upon increasing brand awareness of our Web site

     Although the Company and its predecessors have been in business since 1976, we commenced our Internet operations by introducing Bankrate.com in 1996. Due to the limited operating history of our Internet operations, it is important that we develop brand awareness of our Web site in order for it to be attractive to advertisers. The importance of our brand recognition will increase as competition in the Internet advertising market increases. As a result, developing and maintaining awareness of our Web site by promoting our brand name is critical to maintaining our growth. As competing Web sites become established on the Internet, the cost of developing brand awareness increases significantly.

     Successfully promoting and positioning our Web site and brand name will depend largely on the effectiveness of our marketing efforts and our ability to develop favorable traffic patterns to our Web site.

     Therefore, we may need to modify our financial commitment to creating and maintaining brand awareness among users. If we fail to successfully promote our Web site and brand names or if we incur significant expense in doing so, it could have a material adverse effect on our business.

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

Our Web site may encounter technical problems and service interruptions

     In the past, our Web site has experienced significant increases in traffic in response to interest rate movements and other business or financial news events. The number of our users has continued to increase over time, and we are seeking to further increase our user base. As a result, our Internet servers must accommodate spikes in demand for our Web pages in addition to potential significant growth in traffic.

     Our Web site has in the past and may in the future experience slower response times or interruptions as a result of increased traffic or other reasons. These delays and interruptions resulting from failure to maintain Internet service connections to our site could frustrate users and reduce our future Web site traffic, which could have a material adverse effect on our business.

     All of our communications and network equipment is co-located at our corporate headquarters in North Palm Beach, Florida and at a secure third party facility in Alpharetta, Georgia. Multiple system failures at these locations could lead to interruptions or delays in service for our Web site, which could have a material adverse effect on our business. Our operations are dependent upon our ability to protect our systems against damage from fires, hurricanes, earthquakes, power losses, telecommunications failures, break-ins, computer viruses, hacker attacks and other events beyond our control. Although we maintain business interruption insurance, it may not adequately compensate us for losses that may occur due to failures of our systems.

We rely on the protection of our intellectual property

     Our intellectual property consists of the content of our Web site and print publications. We rely on a combination of copyrights, trademarks, trade secret laws and our user policy and restrictions on disclosure to protect our intellectual property. We may also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information. Despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our Web sites or print publications without authorization. A failure to protect our intellectual property in a meaningful manner could have a material adverse effect on our business.

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

We may face liability for information on our Web site

     Much of the information published on our Web site relates to the competitiveness of financial institutions' rates, products and services. We may be subjected to claims for defamation, negligence, copyright or trademark infringement or other theories relating to the information we publish on our Web sites. These types of claims have been brought, sometimes successfully, against online services as well as print publications. Our insurance may not adequately protect us against these types of claims.

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

Our ownership is heavily concentrated in our management

     Our officers and directors beneficially own approximately 58% of the Company's outstanding common stock. Peter C. Morse, our largest shareholder, beneficially owns approximately 40% of the Company's outstanding common stock. As a result, our officers and directors will be able to exercise control over all matters requiring shareholder approval. In particular, these controlling shareholders will have the ability to elect all of our directors and approve or disapprove significant corporate transactions. This control could be used to prevent or significantly delay another company or person from acquiring or merging with us.

Our rapid growth may strain our operations

     Since we began our Internet operations in 1996, we have expanded our operations significantly, and we may continue to do so. Our future expansion may place a significant strain on our management. To manage the expected growth of our operations and personnel, we may need to expand and improve our existing management team, and our operational and financial systems. If we fail to expand and improve these systems in a timely manner, this failure could have a material adverse effect on our business.

Our new managers must work together effectively as a team

     We have recently added key managerial, technical and operations personnel. For example, our President and Chief Executive Officer was hired in April 2000, and our Senior Vice President-Chief Revenue Officer was hired in August 2000. During the year ended December 31, 2000, we have also replaced personnel in various positions throughout the Company. These new personnel must integrate themselves into our daily operations and work effectively as a team in order for us to be successful. We cannot be certain that this will occur in all instances.

Our success depends upon management and key employees

     Our success depends largely upon retaining the continued services of our executive officers and other key management, and developing personnel as well as hiring and training additional employees. We have a number of key employees on whom we depend and who may be difficult to replace. Key employees include Elisabeth DeMarse, G. Cotter Cunningham, Robert J. DeFranco and Edward L. Newhouse. A failure to retain our current key employees or to hire enough qualified employees to sustain our growth could have a material adverse effect on our business.

Our Articles of Incorporation and Bylaws, as well as Florida law, may prevent or delay a future takeover

     Our Articles of Incorporation and Bylaws may have the effect of delaying or preventing a merger or acquisition, or making such a transaction less desirable to a potential acquirer, even when shareholders may consider the acquisition or merger favorable. For example, our Articles of Incorporation and Bylaws provide that: (1) the board of directors has the authority, without shareholder approval, to issue up to 10,000,000 shares of preferred stock and to determine the rights (including voting rights) associated with such preferred stock (which issuance may adversely affect the market price of the common stock and the voting rights of the holders of common stock); (2) the board of directors is classified and directors have three-year terms; (3) cumulative voting for the election of directors is prohibited; (4) approval by 66 2/3% of the shareholders is required for material amendments to the Articles of Incorporation or Bylaws: and (5) certain procedures must be followed before matters can be proposed by shareholders for consideration at shareholder meetings. Florida law also contains "control share acquisition" and "affiliate transaction" provisions that may also delay, prevent, or discourage an acquisition of or merger with Bankrate, Inc.

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

     We may finance future acquisitions with debt financing, which would increase our debt service requirements, or through the issuance of additional common or preferred stock, which could result in dilution to our shareholders. We cannot be certain that we will be able to arrange adequate financing on acceptable terms.

Our results of operations may fluctuate significantly

     Our results of operations may fluctuate significantly in the future as a result of several factors, many of which are beyond our control. These factors include: (1) changes in fees paid by advertisers; (2) traffic levels on our Web site, which can fluctuate significantly; (3) changes in the demand for Internet products and services; (4) changes in fee or revenue-sharing arrangements with our distribution partners; (5) our ability to enter into or renew key distribution agreements; (6) the introduction of new Internet advertising services by us or our competitors; (7) changes in our capital or operating expenses; and (8) general economic conditions.

     Our future revenue and results of operations may be difficult to forecast due to these factors. As a result, we believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely on past periods as indicators of future performance.

     In future periods, our results of operations may fall below the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our stock price may be volatile in the future

     The stock prices and trading volume of Internet-related companies have been extremely volatile. Accordingly, our stock price can be volatile as well. On January 29, 2001, the Company announced that its common stock was removed from the Nasdaq National Market and immediately became eligible for trading on the OTC Bulletin Board. In addition, following periods of downward volatility in the market price of a company's securities, class action litigation is often brought against the Company. Downward volatility of our stock prices could lead to class action litigation, resulting in substantial costs and a diversion of our management's attention and resources. See Item 3. Legal Proceedings below.

ITEM 2.  PROPERTIES

     Our principal administrative, sales, Web operations, marketing and research functions are located in one leased facility in North Palm Beach, Florida. The lease is for approximately 14,300 square feet and is currently on a month-to-month basis. We also lease approximately 4,500 square feet in New York City that is principally used for administration, sales and business development. The New York office lease expires in September 2006. The Company also leases approximately 500 square feet on a month-to-month basis in Irvine, California that is used principally as a sales office.

ITEM 3.  LEGAL PROCEEDINGS

     On March 28, 2000, a purported class-action lawsuit was filed against the Company and certain of its directors and officers, its auditor and underwriters in the United States District Court for the Southern District of New York (Civil Action No. 00CIV.2337). The action, which seeks an unspecified amount of money damages, was filed purportedly on behalf of all stockholders who purchased shares of our stock during the period from May 13, 1999 through March 27, 2000. The plaintiff alleges that the Company violated federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's financial results for the quarter ended March 31, 1999, and other financial information, in its registration statement and prospectus filed with the Securities and Exchange Commission in connection with the Company's initial public offering. The plaintiff alleges, among other things, that the Company failed to disclose in its registration statement and prospectus the fact that the Company incurred a net loss of approximately $6 million in the quarter ended March 31, 1999. The plaintiff alleges that the information was not made public until May 24, 1999, when the Company issued a press release with respect to the results for that quarter. The Company contends that the loss for the quarter ended March 31, 1999 was properly disclosed. The Company has filed a motion to dismiss this complaint and the motion has been submitted to the court however, no decision has been rendered. If the motion is denied the Company intends to vigorously defend against the lawsuit. Damages, if any, would be substantially covered by insurance.

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

     In July 2000, the Company sold its former wholly owned subsidiary, Professional Direct Agency, Inc. ("Pivot"), for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 4A. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The names, ages at December 31, 2000, and current positions of Bankrate, Inc.'s current executive officers are listed below in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-
K. Unless otherwise stated, each executive officer has held their position for at least the last five years. All officers are elected for one year terms or until their respective successors are chosen. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

     Elisabeth DeMarse, 45, has served as President and Chief Executive Officer of the Company since April 27, 2000. Prior to that time, Ms. DeMarse served as Executive Vice President of International Operations at Hoover's, Inc. which operates Hoover's Online since February 1999. Previously, she was an Executive Vice President at Bloomberg L.P., where, as a member of the executive management team, she helped grow the company to $1.5 billion from $50 million in revenue. Ms. DeMarse spent ten years at Bloomberg L.P. in a leadership position where she led the start-up of eight businesses including Bloomberg.com, Bloomberg's e-commerce and i-commerce divisions and Bloomberg's print divisions. At Bloomberg, she arranged more than 20 major deals and new business ventures and redefined the company's brand to extend beyond professional financial services to a broader range of personal service offerings. Prior to Bloomberg, she served four years at Citibank's Information Business, and over four years at Western Union marketing telecommunications services. Ms. DeMarse holds an A.B. with Honors from Wellesley College where she majored in History and an MBA from Harvard with an emphasis on Marketing.

     G. Cotter Cunningham, 38, has served as Senior Vice President-Chief Operating Officer of the Company since September 2000. Prior to that he served as interim President and Chief Executive Office of the Company since February 25, 2000. Prior to that time, he served as Senior Vice President-Marketing and Sales of the Company since February 1999. From August 1997 to January 1999, Mr. Cunningham was Vice President and General Manager of Valentine McCormick Ligibel, Inc., an advertising agency specializing in new media. From August 1992 to July 1997, Mr. Cunningham was Vice President of Block Financial Corporation, where he created, launched and directed the CompuServe Visa and WebCard Visa credit card programs. Mr. Cunningham holds a B.S. in Economics from the University of Memphis and an M.B.A. from Vanderbilt University's Owen Graduate School of Management.

     Robert J. DeFranco, 44, has served as Senior Vice President-Chief Financial Officer of the Company since September 2000. Prior to that he served as Vice President - Finance and Chief Accounting Officer since March 1999. From 1978 to 1986 he was part of the commercial audit division of Arthur Andersen & Co., Miami, Florida, where he last served as senior audit manager for a variety of publicly held and privately held companies in industries including banking and other financial institutions, manufacturing, distribution and real estate development. From 1986 to 1999, he held various positions in corporate accounting and finance for companies including Ocwen Financial Corporation as Director of Finance from January 1998 through March 1999, SunTrust Banks, Inc. as Vice President-Financial Reporting from February 1995 through December 1997, Ryder System, Inc. and Southeast Banking Corporation. Mr. DeFranco is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. DeFranco received a B.S. degree with a major in accounting from Florida State University in 1978.

     Edward L. Newhouse, 41, has served as Senior Vice President-Chief Revenue Officer since August 31, 2000. Prior to that he was Vice President, Director of Sales of 24/7 Media, Inc. since 1997. He was a founding member of 24/7 Media and was responsible for sales of over 2.2 billion monthly impressions, e-mail sponsorships, ecommerce and direct marketing products representing such marquee sites as AT&T Worldnet, Juno.com, WebCrawler, GoTo.com and AOL.com. In 1996, prior to joining 24/7 Media, Inc., Mr. Newhouse worked with Millennium Media/Katz Media as VP Director, East Coast Sales and as a founding member of the interactive division of the world's largest media rep firm. He has also worked for a variety of publishing companies including Cowles Business Media and Advance Publications/Conde Nast. Mr. Newhouse holds a B.S. from the Rochester Institute of Technology where he studied publishing production and management, and sales and marketing.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     (a) Bankrate, Inc.'s Common Stock traded on the Nasdaq National Market under the symbol "RATE" from September 25, 2000 when the Company changed its name from ilife.com, Inc. to Bankrate, Inc., until January 29, 2001. From May 13, 1999 to September 25, 2000, the Company's Common Stock traded on the Nasdaq National Market under the symbol "ILIF". Prior to that time there was no established market for the shares.

     On January 29, 2001, the Company announced that its common stock was removed from the Nasdaq National Market and immediately became eligible for trading on the OTC Bulletin Board under the symbol "RATE". Nasdaq's decision to delist the Company's common stock from the Nasdaq National Market was based on the Company's net tangible assets, as defined by Nasdaq, falling below the required $4,000,000 minimum amount.

     The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated:

                                                         HIGH        LOW
                                                         ----        ---
Year ended December 31, 1999
First quarter.....................................     $     -      $     -
 Second quarter...................................      13.000        6.125
 Third quarter....................................       7.813        3.813
 Fourth quarter...................................       7.313        3.375
Year ended December 31, 2000
 First quarter....................................     $ 5.750      $ 2.625
 Second quarter...................................       3.000        1.125
 Third quarter....................................       2.000        1.000
 Fourth quarter...................................       1.438        0.688

     The closing sale price of the Company's Common Stock as reported by the OTC Bulletin Board on February 28, 2001 was U.S. $0.5620 per share.

     The number of shareholders of record of the Company's Common Stock as of February 28, 2001, was approximately 2,423.

     As of February 28, 2001, options to purchase 2,072,386 shares of the Company's common stock were outstanding of which 848,187 were exercisable.

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2000 and 1999, the six months ended December 31, 1998 and the year ended June 30, 1998, and the consolidated balance sheet data as of December 31, 2000 and 1999, are derived from, and are qualified by reference to, the audited consolidated financial statements of Bankrate, Inc. included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended June 30, 1997 and 1996, and the consolidated balance sheet data as of June 30, 1997 and 1996 have been derived from audited consolidated financial statements not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.


                                                                                    Six Months
                                                                                      Ended
                                                       Year Ended December 31,     December 31,          Year Ended June 30,
                                                         2000(A)      1999(B)          1998         1998         1997        1996
                                                         -------      -------          ----         ----         ----        ----
Consolidated Statement of Operations Data
(In thousands, except share and
per share data)
Revenue:
  Online publishing                                   $    12,283   $     8,497    $    1,809   $    1,281   $      485  $       70
  Print publishing and licensing                            2,922         3,473         1,660        2,559        2,058       1,558
                                                      -----------   -----------    ----------   ----------   ----------  ----------
       Total revenue                                       15,205        11,970         3,469        3,840        2,543       1,628
                                                      -----------   -----------    ----------   ----------   ----------  ----------
Cost of revenue:
  Online publishing                                         7,114         5,627         1,424        1,340        1,002         286
  Print publishing and licensing                            1,983         2,387         1,101        1,961        1,186         971
                                                      -----------   -----------    ----------   ----------   ----------  ----------
       Total cost of revenue                                9,097         8,014         2,525        3,301        2,188       1,257
                                                      -----------   -----------    ----------   ----------   ----------  ----------
Gross margin                                                6,108         3,956           944          539          355         371
                                                      -----------   -----------    ----------   ----------   ----------  ----------
Operating expenses:
  Sales                                                     3,234         2,977           838          706          131         137
  Marketing                                                 3,874        16,459           305          145            1          34
  Product development                                       1,940         2,017           450          698          260         199
  General and administrative expenses                       7,165         6,159           871        1,663          768         522
  Restructuring and impairment charges                      2,285             -             -            -            -           -
  Depreciation and amortization                               874           422            98           66           74          98
  Goodwill amortization                                       231           186             -            -            -           -
  Noncash stock based compensation                          1,312         3,305           669           89            -           -
                                                      -----------   -----------    ----------   ----------   ----------  ----------
                                                           20,915        31,525         3,231        3,367        1,234         990
                                                      -----------   -----------    ----------   ----------   ----------  ----------
       Loss from operations                               (14,807)      (27,569)       (2,287)      (2,828)        (879)       (619)
Other income (expense), net                                   230           873           192           46          (77)        (53)
Noncash financing charge                                        -        (2,656)            -            -            -           -
                                                      -----------   -----------    ----------   ----------   ----------  ----------
  Loss before income taxes and
    discontinued operations                               (14,577)      (29,352)       (2,095)      (2,782)        (956)       (672)
Income taxes from continuing operations                         -             -             -            -            -           -
                                                      -----------   -----------    ----------   ----------   ----------  ----------
  Loss before discontinued operations                     (14,577)      (29,352)       (2,095)      (2,782)        (956)       (672)
                                                      -----------   -----------    ----------   ----------   ----------  ----------
Discontinued operations:
  Loss from discontinued operations                        (3,215)       (2,136)            -            -            -           -
  Gain on disposal of discontinued operations                 871             -             -            -            -           -
                                                      -----------   -----------    ----------   ----------   ----------  ----------
                                                           (2,344)       (2,136)            -            -            -           -
                                                      -----------   -----------    ----------   ----------   ----------  ----------
  Net loss                                                (16,921)      (31,488)       (2,095)      (2,782)        (956)       (672)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value                  -        (2,281)            -            -            -           -
Charge for conversion of nonredeemable convertible
  Series A preferred stock to redeemable                        -             -        (4,438)           -            -           -
                                                      -----------   -----------    ----------   ----------   ----------  ----------
  Net loss applicable to common stock                 $   (16,921)  $   (33,769)   $   (6,533)  $   (2,782)  $     (956) $     (672)
                                                      ===========   ===========    ==========   ==========   ==========  ==========
Basic and diluted net loss per share:
  Loss before discontinued operations                 $     (1.05)  $     (2.90)   $    (0.52)  $    (0.72)  $    (0.20) $    (0.13)
  Discontinued operations                                   (0.17)        (0.21)            -            -            -           -
                                                      -----------   -----------    ----------   ----------   ----------  ----------
  Net loss                                                  (1.22)        (3.11)        (0.52)       (0.72)       (0.20)      (0.13)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value                  -         (0.23)            -            -            -           -
Charge for conversion of nonredeemable convertible
  Series A preferred stock to redeemable                        -             -         (1.11)           -            -           -
                                                      -----------   -----------    ----------   ----------   ----------  ----------
  Net loss applicable to common stock                 $     (1.22)  $     (3.34)   $    (1.63)  $    (0.72)  $    (0.20) $    (0.13)
                                                      ===========   ===========    ==========   ==========   ==========  ==========
Weighted average shares outstanding used in
  basic and diluted per-share calculation              13,872,788    10,113,928     4,018,700    3,846,200    4,743,590   5,000,000
                                                      ===========   ===========    ==========   ==========   ==========  ==========
                                                                   As of December 31,                        As of June 30,
                                                          2000          1999          1998         1998         1997         1996
                                                          ----          ----          ----         ----         ----         ----
Consolidated Balance Sheet Data
(In thousands)
Cash and cash equivalents                             $     8,891   $    22,492    $    1,633   $      910   $    1,783  $        -
Working capital                                             7,057        18,973           658          164          887      (1,649)
Total assets                                               12,634        32,600         3,099        1,768        2,193         311
Subordinated note payable                                   4,350         4,350             -            -            -           -
Redeemable preferred stock                                      -             -        12,198            -            -           -
Total stockholders' equity (deficit)                        1,573        17,445       (10,985)         657        1,035      (1,508)

---------
(A) Excludes the operations of CPNet.com after May 2000 and Pivot after July 2000, and includes GreenMagazine.com through December 2000.

(B) Includes the operations of CPNet.com from January 1999, and Pivot and GreenMagazine.com from August 1999, their respective acquisition dates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and other factors that may cause the Company's or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under Item 1. Business "Risk Factors That Could Impact Future Operating Results" and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

  Overview

     Bankrate, Inc. ("Bankrate" or the "Company") is an Internet consumer finance marketplace that owns and operates a portfolio of Internet-based personal finance channels including banking, investing, taxes and small business finance. The Company's flagship site, Bankrate.com, is the Web's leading aggregator of information on over 100 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and also through national and state publications. Bankrate.com provides the tools and information that can help consumers make the best financial decisions. We regularly survey approximately 4,800 financial institutions in 50 states in order to provide the most current objective, unbiased rates on banking products such as mortgages, new and used auto loans, credit cards and more. Hundreds of print and online partner publications depend on Bankrate.com as the trusted source for financial rates and information.

     On September 20, 2000, the Company changed its name from ilife.com, Inc. to Bankrate, Inc.

     Since our online debut in 1996, Bankrate.com has won numerous awards and accolades for its rate collection and distribution and original editorial content. In the first half of 2000 alone, such prestigious organizations as Forbes, Fortune, Yahoo!, Internet Life, Money and SmartMoney granted Bankrate "Best of the Web" status.

     Over two decades ago, we began as a print publisher of the newsletter "Bank Rate Monitor." Our rate tables provide at no cost to the consumer, a detailed list of lenders, by market and include relevant details to help consumers compare loan products.

     We continue to enhance our offerings in order to provide Bankrate.com users with the most complete experience. Features such as financial calculators, email newsletters, and message boards allow users to interact with our site as well as with other consumers. Our new - and very popular - Rate Trend Index is a weekly poll of industry insiders designed to help consumers forecast interest rate trends.

     We've also broadened our offerings to include channels on investing, taxes, small business and financial advice. Each channel offers a unique look at its particular topic. Bankrate.com users can download state and federal forms from the Tax channel, get business tips from the Small Business channel and ask a financial expert money questions on the Advice channel.

     We believe that the recognition of our research as a leading source of independent, objective information on banking and credit products is essential to our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are seeking to build greater brand awareness of our Web site and to reach a greater number of online users.

     Recent Developments

     On April 12, 1999, our Board of Directors approved changing our fiscal year-end to December 31 from June 30.

     On August 20, 1999, the Company acquired Pivot pursuant to a Stock Purchase Agreement, dated August 20, 1999, by and between the Company, the shareholders of Pivot and The Midland Life Insurance Company ("Midland"), a note and warrant holder of Pivot (the "Agreement"), for approximately $4,744,000 including acquisition costs. Pursuant to the Agreement, the Company acquired a 100% interest in Pivot and as a result of the acquisition, Pivot became a wholly owned subsidiary of the Company. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $4,609,000) was recorded as goodwill and was amortized over three years, the expected benefit period.

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

     On July 14, 2000, the Company sold Pivot for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and Midland. In March 2001, the case was dismissed based on a technical deficiency. Management has excluded any costs contingent on the outcome of this litigation from the calculation of the gain on sale. Pivot's results of operations have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Company recorded a gain on the sale of $871,212 in the quarter ending September 30, 2000.

     On August 27, 1999, the Company acquired certain assets and assumed certain liabilities of Green Magazine, Inc. ("Green") pursuant to an Asset Purchase Agreement, dated August 27, 1999, by and among the Company, Green, Kenneth A. Kurson, John F. Packel and James Michaels (the "Agreement"), for approximately $831,000 including acquisition costs. Pursuant to the Agreement, the Company acquired the rights to all agreements, contracts, commitments, licenses, copyrights, trademarks and the subscriber/customer list of Green. Kenneth A. Kurson and John F. Packel were also employed by the Company. The total consideration paid was approximately $784,000 consisting of $200,000 in cash and 100,000 unregistered shares of the Company's common stock valued at approximately $584,000. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $883,000) was recorded as goodwill and was being amortized over three years, the expected benefit period.

     During the quarter ended September 30, 2000, a decision was made to stop publishing the print version of Green Magazine. Additionally, due to lower than expected traffic levels visiting GreenMagazine.com and continued negative operational cash flows, a revised operating plan was developed and GreenMagazine.com was incorporated into a channel of Bankrate.com. After evaluating the recoverability of the intangible asset, the Company recorded an impairment charge of approximately $476,000 to write the goodwill down to estimated fair value. In December 2000, GreenMagazine was shut down and the remaining goodwill of approximately $73,000 was written off.

     On November 12, 1999, we changed our name from "Intelligent Life Corporation" to "ilife.com, Inc." to more accurately reflect the Company's major revenue generating activities, which are derived from the Internet.

     On February 25, 2000, the Company announced that William P. Anderson resigned as its President and Chief Executive Officer and as a director. Under the terms of his Executive Employment Agreement entered into on March 10, 1999, Mr. Anderson received cash compensation totaling approximately $150,000 and continued to vest in his stock options through November 15, 2000, which resulted in a noncash charge of approximately $860,000. Both the cash charge ($150,000) and the noncash charge ($860,000) were recorded in the quarter ended March 31, 2000.

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

     On May 17, 2000, the Company sold the assets of The College Press Network (CPNet.com) to Colleges.com, Inc. for 190,000 shares of Colleges.com, Inc. common stock of which 125,041 shares were delivered at the time of closing and 64,959 contingent shares. The Company originally recorded such shares at the net book value of the CPNet.com assets which, at the time of the sale, was approximately $71,000. During the quarter ended December 31, 2000, the Company charged this amount to restructuring and impairment charges after determining impairment based on the fact that Colleges.com is an early-stage company subject to significant risk due to their limited operating history and volatile industry-based economic conditions.

     In June 2000, the Company recorded a restructuring charge of $1,298,000, or $0.09 per share, as a result of implementing certain strategic reorganization initiatives. Approximately $364,000 of this charge pertains to severance, legal and other employee related costs incurred in connection with a reduction of approximately 10% of the workforce in ongoing operations and the elimination of positions in under-performing, non-core business units, all of which was paid in 2000. The remaining $934,000 of this charge relates to the write-off of certain assets, primarily software, licenses and other installation costs, of an abandoned systems installation.

     In the quarter ended September 30, 2000, the Company recorded restructuring and impairment charges of approximately $843,000, or $0.06 per share, as a result of strategic reorganization initiatives. Approximately $88,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a further reduction of the workforce, all of which was paid in 2000. Approximately $279,000 relates to the shut down and sale of assets of Consejero.com and other non-core assets. The remaining $476,000 results from the write down of the GreenMagazine.com goodwill discussed above.

     On August 31, 2000, the Company shut down the operations of Consejero.com and sold certain of its assets including fixed assets, software licenses and other intangible assets, to Consejero Holdings, LLC for $41,800 in cash resulting in a loss of approximately $86,000. Additionally, the Company recorded approximately $193,000 in charges for severance and other related shut down costs, all of which were paid in 2000.

     On September 20, 2000, the Company changed its name from ilife.com, Inc. to Bankrate, Inc. and changed its Nasdaq National Market stock symbol from ILIF to RATE.

     On January 29, 2001, the Company announced that its common stock was removed from the Nasdaq National Market and immediately became eligible for trading on the OTC Bulletin Board under the symbol "RATE". Nasdaq's decision to delist the Company's common stock from the Nasdaq National Market was based on the Company's net tangible assets, as defined by Nasdaq, falling below the required $4,000,000 minimum amount.

     Legal Proceedings

     On March 28, 2000, a purported class-action lawsuit was filed against the Company and certain of its directors and officers, its auditor and underwriters in the United States District Court for the Southern District of New York (Civil Action No. 00CIV.2337). The action, which seeks an unspecified amount of money damages, was filed purportedly on behalf of all stockholders who purchased shares of the Company's stock during the period from May 13, 1999 through March 27, 2000. The plaintiff alleges that the Company violated federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's financial results for the quarter ended March 31, 1999, and other financial information, in its registration statement and prospectus filed with the Securities and Exchange Commission in connection with the Company's initial public offering. More particularly, the plaintiff alleges, among other things, that the Company failed to disclose in its registration statement and prospectus the fact that the Company incurred a net loss of approximately $6 million in the quarter ended March 31, 1999. The plaintiff alleges that the information was not made public until May 24, 1999, when the Company issued a press release with respect to the results for that quarter. The Company contends that the loss for the quarter ended March 31, 1999, was properly disclosed. The Company has filed a motion to dismiss this complaint and the motion has been submitted to the court however, no decision has been rendered. If the motion is denied the Company intends to vigorously defend against the lawsuit. Damages, if any, would be substantially covered by insurance.

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

     In July 2000, the Company sold its former wholly owned subsidiary, Professional Direct Agency, Inc. ("Pivot"), for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency.

The following are descriptions of the revenue and expense components of our statement of operations:

Online publishing revenue

     The Company sells graphical advertisements on its Web site (including co-branded sites) consisting of banner, badge, billboard and poster advertisements. Such advertising is sold to advertisers according to the cost per thousand impressions, or CPM, the advertiser receives. The amount of advertising we sell is a function of (1) the number of advertisements we have per Web page, (2) the number of visitors viewing our Web pages, and (3) the capacity of our sales force. Advertising sales are invoiced monthly based on the number of advertisement impressions or the number of times the advertisement is viewed by users of the Company's Web site. Revenue is recognized monthly based on the percentage of actual impressions to the total number of impressions contracted. Revenue for impressions invoiced but not delivered is deferred. Additionally, the Company generates revenue on a "per action" basis (i.e., a purchase or completion of an application) when a visitor to our Web site transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser. The Company is also involved in revenue sharing arrangements with its online partners where the consumer uses co-branded sites principally hosted by the Company. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenues are shared according to distribution agreements. Revenue is recorded gross and partnership payments are recorded in cost of revenue. The Company also sells hyperlinks to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned.

     Online publishing revenue also includes barter revenue which represents the exchange by the Company of advertising space on the Company's web site for reciprocal advertising space or traffic on other web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions". In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web site. Barter expense is recognized when the Company's advertisements are run on the other companies' Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering the advertising impressions, a liability is recorded. If the Company delivers advertising impressions to the other companies' Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. At December 31, 2000, the Company recorded a prepaid expense of approximately $200,000 for barter advertising to be received. Barter revenue was approximately $757,000 and represented approximately 5% of total revenue for the year ended December 31, 2000. No barter revenue was recorded in prior periods.

Print publishing and licensing revenue

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

Online publishing costs

     Online publishing costs represent expenses directly associated with the creation of online publishing revenue. These costs include contractual revenue sharing obligations resulting from our distribution arrangements (distribution payments), editorial costs, research costs and allocated overhead. Distribution payments are made to Web site operators for visitors directed to our Web sites. These costs increase with gains in traffic to our sites. Editorial costs relate to writers and editors who create original content for our online publications and associates who build web pages. These costs have increased as we have added online publications and co-branded versions of our sites under distribution arrangements. These sites must be maintained on a daily basis. Research costs include expenses related to gathering data on banking and credit products and consist of compensation and benefits, facilities costs, telephone costs and computer systems expenses.

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

     Other income (expense) is comprised of interest income on invested cash and interest expense on capital leases and the 10% convertible subordinated note payable associated with the Pivot acquisition. Also included in the year ended December 31, 1999 is a noncash finance charge recorded upon the conversion of a note payable to a stockholder into shares of convertible preferred stock which, upon completion of our initial public offering in May 1999, was subsequently converted into common stock.

     We have compared our results of operations for the years ended December 31, 2000 and 1999, the years ended December 31, 1999 and 1998, and the years ended June 30, 1998 and 1997. All periods presented have been revised to reflect Pivot as discontinued operations.

     The following table displays our results for the respective periods expressed as a percentage of total revenues.


                                                                                         Six Months
                                                                                           Ended
                                                         Year Ended December 31,        December 31,       Year Ended June 30,
                                                         -----------------------        ------------       -------------------
                                                              2000        1999             1998        1998        1997        1996
                                                              ----        ----             ----        ----        ----        ----
     Consolidated Statements of Operations Data

     Revenue:
        Online publishing                                    80.8%       71.0%            52.1%       33.4%       19.1%        4.3%
        Print publishing and licensing                       19.2        29.0             47.9        66.6        80.9        95.7
                                                         --------    --------         --------    --------    --------    --------
              Total revenue                                 100.0       100.0            100.0       100.0       100.0       100.0
                                                         --------    --------         --------    --------    --------    --------
     Cost of revenue:
        Online publishing                                    46.8        47.0             41.0        34.9        39.4        17.6
        Print publishing and licensing                       13.0        19.9             31.7        51.1        46.6        59.6
                                                         --------    --------         --------    --------    --------    --------
              Total cost of revenue                          59.8        67.0             72.8        86.0        86.0        77.2
                                                         --------    --------         --------    --------    --------    --------
     Gross margin                                            40.2        33.0             27.2        14.0        14.0        22.8
                                                         --------    --------         --------    --------    --------    --------
     Operating expenses:
        Sales                                                21.3        24.9             24.2        18.4         5.2         8.4
        Marketing                                            25.5       137.5              8.8         3.8           -         2.1
        Product development                                  12.8        16.9             13.0        18.2        10.2        12.2
        General and administrative expenses                  47.6        51.5             25.1        43.3        30.2        32.1
        Restructuring and impairment charges                 14.6           -                -           -           -           -
        Depreciation and amortization                         5.7         3.5              2.8         1.7         2.9         6.0
        Goodwill amortization                                 1.5         1.6                -           -           -           -
        Noncash stock based compensation                      8.6        27.6             19.3         2.3           -           -
                                                         --------    --------         --------    --------    --------    --------
                                                            137.6       263.4             93.1        87.7        48.5        60.8
                                                         --------    --------         --------    --------    --------    --------
              Loss from operations                          (97.4)     (230.3)           (65.9)      (73.6)      (34.6)      (38.0)
                                                         --------    --------         --------    --------    --------    --------
     Other income (expense), net                              1.5         7.3              5.5         1.2        (3.0)       (3.3)
     Noncash financing charge                                   -       (22.2)               -           -           -           -
                                                         --------    --------         --------    --------    --------    --------
        Loss before income taxes and
          discontinued operations                           (95.9)      245.2            (60.4)      (72.4)      (37.6)      (41.3)
     Income taxes from continuing operations                    -           -                -           -           -           -
                                                         --------    --------         --------    --------    --------    --------
        Loss before discontinued operations                 (95.9)     (245.2)           (60.4)      (72.4)      (37.6)      (41.3)
                                                         --------    --------         --------    --------    --------    --------
     Discontinued operations:
        Loss from discontinued operations                   (21.1)      (17.8)               -           -           -           -
        Gain on disposal of discontinued operations           5.7           -                -           -           -           -
                                                         --------    --------         --------    --------    --------    --------
                                                            (15.4)      (17.8)               -           -           -           -
                                                         --------    --------         --------    --------    --------    --------
        Net loss                                           (111.3)     (263.1)           (60.4)      (72.4)      (37.6)       (41.3)
     Accretion of Convertible Series A and
       Series B preferred stock to redemption value             -      (19.10)               -           -           -           -
     Charge for conversion of nonredeemable convertible
       Series A preferred stock to redeemable                   -           -          (127.93)          -           -           -
                                                         --------    --------         --------    --------    --------    --------
        Net loss applicable to common stock                (111.3)%    (282.1)%         (188.3)%     (72.4)%     (37.6)%     (41.3)%
                                                         ========    ========         ========    ========    ========    ========


     The following table displays selected financial data for the years ended December 31, 2000 and 1999, and unaudited selected financial data for the years ended December 31, 1998 and 1997 for comparison and analysis purposes.


                                                                                 Year Ended December 31,
                                                                    2000           1999            1998          1997
                                                                    ----           ----            ----          ----
    Consolidated Statement of Operations Data                                                   (Unaudited)   (Unaudited)
    (In thousands, except share and per share data)
    Revenue:
      Online publishing                                          $    12,283    $     8,497     $    2,582    $      847
      Print publishing and licensing                                   2,922          3,473          3,039         2,260
                                                                 -----------    -----------     ----------    ----------
           Total revenue                                              15,205         11,970          5,621         3,107
                                                                 -----------    -----------     ----------    ----------

    Cost of revenue:
      Online publishing                                                7,114          5,627          2,203         1,130
      Print publishing and licensing                                   1,983          2,387          2,105         1,578
                                                                 -----------    -----------     ----------    ----------
           Total cost of revenue                                       9,097          8,014          4,308         2,708
                                                                 -----------    -----------     ----------    ----------
    Gross margin                                                       6,108          3,956          1,313           399
                                                                 -----------    -----------     ----------    ----------

    Operating expenses:
      Sales                                                            3,234          2,977          1,406           200
      Marketing                                                        3,874         16,459            432            19
      Product development                                              1,940          2,017            915           355
      General and administrative expenses                              7,165          6,159          1,840         1,278
      Restructuring and impairment charges                             2,285              -              -             -
      Depreciation and amortization                                      874            422            140            67
      Goodwill amortization                                              231            186              -             -
      Noncash stock based compensation                                 1,312          3,305            757             -
                                                                 -----------    -----------     ----------    ----------
                                                                      20,915         31,525          5,490         1,919
                                                                 -----------    -----------     ----------    ----------
           Loss from operations                                      (14,807)       (27,569)        (4,177)       (1,520)
    Other income (expense), net                                          230            873            203           (10)
    Noncash financing charge                                               -         (2,656)             -             -
                                                                 -----------    -----------     ----------    ----------
      Loss before income taxes and
        discontinued operations                                      (14,577)       (29,352)        (3,974)       (1,530)
    Income taxes from continuing operations                                -              -              -             -
                                                                 -----------    -----------     ----------    ----------
      Loss before discontinued operations                            (14,577)       (29,352)        (3,974)       (1,530)
                                                                 -----------    -----------     ----------    ----------
    Discontinued operations:
      Loss from discontinued operations                               (3,215)        (2,136)             -             -
      Gain on disposal of discontinued operations                        871              -              -             -
                                                                 -----------    -----------     ----------    ----------
                                                                      (2,344)        (2,136)             -             -
                                                                 -----------    -----------     ----------    ----------
      Net loss                                                       (16,921)       (31,488)        (3,974)       (1,530)
    Accretion of Convertible Series A and
      Series B preferred stock to redemption value                         -         (2,281)             -             -
    Charge for conversion of nonredeemable convertible
      Series A preferred stock to redeemable                               -              -         (4,438)            -
                                                                 -----------    -----------     ----------    ----------
      Net loss applicable to common stock                        $   (16,921)   $   (33,769)    $   (8,412)   $   (1,530)
                                                                 ===========    ===========     ==========    ==========

    Basic and diluted net loss per share:
      Loss before discontinued operations                        $     (1.05)   $     (2.90)    $    (1.01)   $    (0.35)
      Discontinued operations                                          (0.17)         (0.21)             -             -
                                                                 -----------    -----------     ----------    ----------
      Net loss                                                         (1.22)         (3.11)         (1.01)        (0.35)
    Accretion of Convertible Series A and
      Series B preferred stock to redemption value                         -          (0.23)             -             -
    Charge for conversion of nonredeemable convertible
      Series A preferred stock to redeemable                               -              -          (1.13)            -
                                                                 -----------    -----------     ----------    ----------
      Net loss applicable to common stock                        $     (1.22)   $     (3.34)    $    (2.14)   $    (0.35)
                                                                 ===========    ===========     ==========    ==========

    Weighted average shares outstanding used in
      basic and diluted per-share calculation                     13,872,788     10,113,928      3,925,597     4,383,586
                                                                 ===========    ===========     ==========    ==========

                                                                                   As of December 31,
                                                                    2000           1999            1998          1997
                                                                    ----           ----            ----          ----
    Consolidated Balance Sheet Data
    (In thousands)
    Cash and cash equivalents                                    $     8,891    $    22,492     $    1,633    $    1,113
    Working capital                                                    7,057         18,973            658           564
    Total assets                                                      12,634         32,600          3,099         1,783
    Subordinated note payable                                          4,350          4,350              -             -
    Redeemable preferred stock                                             -              -         12,198             -
    Total stockholders' equity (deficit)                               1,573         17,445        (10,985)        2,447

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue

     Total revenue for the year ended December 31, 2000 of $15,204,765 increased $3,235,080, or 27%, over the comparable period in 1999. Online publishing revenue increased $3,785,890 or 45%, to $12,282,795, and represented 81% of total revenue in 2000 compared to 71% in same period in 1999. These increases were due to higher levels of advertising sales and higher advertising rates (approximately 12% higher average rates in 2000 compared to 1999) facilitated by an increase in advertising inventory (approximately 40% higher available inventory in 2000 compared to 1999). Our revenue, excluding barter revenue, for 2001 is projected to be relatively flat compared to 2000.

     Print publishing and licensing revenue decreased $550,810, or 16%, to $2,921,970 during the year ended December 31, 2000 due primarily to a $590,199, or 24%, decrease in Consumer Mortgage Guide revenues. This decrease was a result of increasing interest rates which slowed the refinance markets and caused certain advertisers not to publish their higher rates.

Cost of Revenue

     Online publishing costs increased 26% to $7,114,258 for the year ended December 31, 2000, from $5,627,713 in the comparable period in 1999. This $1,486,545 increase was due primarily to a $557,171 increase in revenue sharing payments in Bankrate.com due to an increase in the number of distribution partners. Additional costs of approximately $930,000 were incurred during the year ended December 31, 2000 for GreenMagazine.com, ilife.com and IntelligentTaxes.com which were launched in the fourth quarter of 1999.

     Print publishing and licensing costs of $1,982,885 decreased $404,344, or 17%, from $2,387,229 in 1999 due primarily to a $407,026, or 22%, decrease in revenue sharing payments due to lower levels of revenue.

     Sales costs of $3,234,148 in 2000 increased $257,709, or 9%, over 1999 due to a $236,723, or 33%, increase in commissions paid on higher levels of online graphic advertising and hyperlink sales during the year.

     Marketing expenses of $3,873,796 for the year ended December 31, 2000 were $12,585,317, or 76%, lower than the comparable quarter in 1999. These reductions are in line with the Company's strategic initiatives to control costs and curtail certain expenditures.

     General and administrative expenses of $7,165,157 for the year ended December 31, 2000 were $1,005,791, or 16%, higher than the comparable period in 1999 due primarily to higher human resource costs, facilities costs, and legal professional fees and services supporting the growth in the business.

Restructuring and Impairment Charges

     In June 2000, the Company recorded a restructuring charge of $1,298,000 as a result of implementing certain strategic reorganization initiatives. Approximately $364,000 of this charge pertains to severance, legal and other employee related costs incurred in connection with a reduction of approximately 10% of the workforce in ongoing operations and the elimination of positions in under-performing, non-core business units, all of which was paid in 2000. The remaining $934,000 of this charge relates to the write-off of certain assets, primarily software, licenses and other installation costs, of an abandoned systems installation.

     During the quarter ended September 30, 2000, the Company recorded restructuring and impairment charges of approximately $843,000 as a result of strategic reorganization initiatives. Approximately $88,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a further reduction of the workforce, all of which was paid in 2000. Approximately $279,000 relates to the shut down and sale of assets of Consejero.com and facility closing costs. The remaining $476,000 is a result of the GreenMagazine.com goodwill write-off discussed below.

     On August 27, 1999, the Company acquired certain assets and assumed certain liabilities of Green Magazine, Inc. ("Green") for approximately $831,000 including acquisition costs. Substantially all of the purchase price was allocated to goodwill. During the quarter ended September 30, 2000 a decision was made to stop publishing the print version of Green Magazine. Additionally, due to lower than expected traffic levels visiting GreenMagazine.com and continued negative operational cash flows, a revised operating plan was developed and GreenMagazine.com was incorporated into a channel of Bankrate.com. After evaluating the recoverability of the intangible asset, the Company recorded an impairment charge of approximately $476,000 to write the goodwill down to estimated fair value. In December 2000, Green was shut down and the remaining goodwill of approximately $73,000 was written off.

     In December 2000, the Company wrote off approximately $71,000 of certain impaired assets related to the sale of CPNet.com.

     During the years ended December 31, 2000 and 1999, CPNet.com, Consejero.com and GreenMagazine.com had total revenue and total expenses as follows:
CPNet.com- $18,162 and $385,973 in 2000 and $49,513 and $577,278 in 1999;
Consejero.com- $16,359 and $810,867 in 2000 and $8,036 and $2,217,879 in 1999;
GreenMagazine.com- $103,817 and $1,774,188 in 2000 and $1,572 and $263,169 in
1999.

     Depreciation and amortization of $873,484 for the year ended December 31, 2000 was $451,692, or 107%, higher compared to 1999 due to purchases of software and computer equipment. Goodwill amortization of $220,780 is a result of the Green Magazine.com acquisition in the third quarter of 1999.

     Noncash stock based compensation expense of $1,311,912 was recorded during the year ended December 31, 2000 compared to $3,305,104 in the same period in 1999. In March 2000, the Company recorded $860,000 of noncash charges upon the resignation of the Company's former president and chief executive officer related to the continued vesting of stock options under the terms of an employment agreement. The remaining expense relates to stock options granted under the 1997 and 1999 Equity Compensation Plans at less than fair market value on the date of grant. In 1999, the Company recorded approximately $2,113,000 of noncash charges when a note receivable for a restricted stock grant to the former president and chief executive officer was forgiven, the unvested shares under the grant (264,932) were reacquired by the Company, the associated put right was cancelled and 189,238 shares of redeemable common stock were reclassified to common stock and vested immediately. Approximately $1,120,000 was recorded for options granted under the 1997 Equity Compensation Plan in March 1999.

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

     Interest income of $727,327 during the year ended December 31, 2000 was $359,821, or 33%, lower than the comparable amount in 1999 due to declining cash balances. Interest expense was up $264,364 over the comparable period in 1999 due to the 10% convertible subordinated note payable issued in connection with the Pivot acquisition in August 1999. Interest income in 2001 is projected to decrease due to lower average cash balances.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenue

      Total revenue for the year ended December 31, 1999 of $11,969,685 increased $6,348,156, or 113%, over the comparable period in 1998. Online publishing revenue increased $5,914,461, or 229%, to $8,496,905 and represented 71% of total revenue compared to 46% in 1998. These increases were due to higher levels of advertising sales and higher advertising rates facilitated by an increase in advertising inventory resulting from an increase in the number of distribution partners and higher overall site traffic. Additionally, in July 1999, the Company launched a multi-media integrated communications program to establish brand awareness and build site traffic. This program included a print advertising campaign with insertions in news, business, computer and personal finance publications; an online banner and sponsorship program; a comprehensive public relations program; and various media delivery systems including television. Beginning in January 2000, the Company substantially reduced its levels of spending on marketing compared to the second half of 1999,which could have the effect of substantially slowing down our revenue growth.

      Print publishing and licensing revenue increased $433,695, or 14%, to $3,472,780 due primarily to a $618,713, or 48%, increase in Consumer Mortgage Guide revenues. This increase was a result of an increased sales effort, higher rates charged per unit sale and an increase in the number of advertisers.

Cost of Revenue

      Online publishing costs increased 156% to $5,627,713 for the year ended December 31, 1999 from $2,202,279 in the comparable period in 1998. This $3,425,434 increase was due to higher advertising costs, expenses incurred in promoting and staffing theWhiz.com, GreenMagazine.com and Consejero.com, increases in revenue sharing obligations and higher personnel costs. Additionally, higher personnel costs were incurred to support the growth in hyperlinked advertisers and the addition of quality control personnel to support overall growth.

      Print publishing and licensing costs increased 13% to $2,387,229 during the year ended December 31, 1999 from $2,104,960 in 1998, due primarily to higher revenue sharing payments to newspapers based on higher levels of revenue.

      Sales costs for the year ended December 31, 1999 were $1,570,741, or 112%, higher than 1998 due to higher human resource costs as a result of a doubling of the sales force staff, lead generators and telemarketers, and the opening of the Northern California and Chicago sales offices.

      Marketing expenses of $16,459,113 for the year ended December 31, 1999 were $16,026,686 higher than in 1998 primarily due to online advertising monies spent for bankrate.com, theWhiz.com, Consejero.com and GreenMagazine.com with the goal of driving more online traffic to our web sites. In July 1999, the Company launched a multi-media integrated communications program to establish brand awareness and build site traffic. This program included a print advertising campaign with insertions in news, business, computer and personal finance publications; an online banner and sponsorship program; a comprehensive public relations program; and various media delivery systems including television. Beginning in January 2000, the Company substantially reduced its levels of spending on marketing compared to the second half of 1999, which could have the effect of substantially slowing down our revenue growth.

      Product development costs increased $1,101,209, or 120%, for the year ended December 31, 1999 compared to 1998 due to higher personnel and consulting expenses to supporting the growth in revenue and Web sites launched in 1999.

      General and administrative expenses of $6,159,366 for the year ended December 31, 1999 were $4,319,772, or 235%, higher than the comparable period in 1998 due primarily to higher human resource costs, facilities and professional services expenses supporting the growth in the business.

      Depreciation and amortization of $421,792 for the year ended December 31, 1999 was $281,723, or 201%, higher compared to 1998 due to purchases of software, computer equipment and components. Goodwill amortization of $98,124 was a result of the Green acquisition. Goodwill of $883,117 was recorded and was being amortized over a three-year period.

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

      Interest income of $1,087,148 for the year ended December 31, 1999 was up from $36,006 in the comparable 1998 period due to investing the proceeds from our initial public offering in short-term, interest bearing instruments. Interest expense was up $213,855 over the comparable period in 1998 due to the increase in debt associated with equipment under capital leases and the 10% convertible subordinated note payable issued in connection with the Pivot acquisition.

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

Revenue

     Total revenue increased to $3,840,577 in fiscal 1998 from $2,542,556 in fiscal 1997, representing a 51% increase.

     Online publishing revenue increased to $1,281,284 in fiscal 1998 from $484,511 in fiscal 1997, representing a 164% increase. This increase was due to more advertisements being sold, higher advertising rates and an increase in inventory available for sale. A change of site design for bankrate.com to allow for a larger number of advertisements per page also contributed to the revenue growth.

     Print publishing and licensing revenue increased to $2,559,293 in fiscal 1998 from $2,058,045 in fiscal 1997, representing a 24% increase. The increase resulted from the sale of a higher number of advertisements for Consumer Mortgage Guide, which resulted primarily from growth in the number of participating newspapers.

Cost of Revenue

     Online publishing costs increased to $1,339,540 in fiscal 1998 from $1,003,128 in fiscal 1997, representing a 34% increase. The increase resulted from higher payments made under distribution arrangements and additional editorial staff.

     Print publishing and licensing costs increased to $1,961,714 in fiscal 1998 from $1,185,969 in fiscal 1997, representing a 65% increase. The increase was substantially a result of higher payments to newspapers given the higher level of Consumer Mortgage Guide revenues.

     Sales costs increased to $705,595 in fiscal 1998 from $130,436 in fiscal 1997, representing a 441% increase. The increase was due to additional sales staff, higher commissions resulting from increased revenues and higher commission rates for our online sales staff.

     Marketing costs increased to $145,632 in fiscal 1998 from $1,485 in fiscal 1997. The increase was due to the hiring of a public relations firm to promote our expanded online activities and the costs of creating and producing sales-materials for online advertising. Additional costs were incurred in fiscal 1998 when we purchased such advertising to test its effectiveness in increasing visitors to Bankrate.com.

     Product development costs increased to $697,767 in fiscal 1998 from $259,191 in fiscal 1997, representing a 169% increase. The increase was principally related to higher personnel costs, consulting expenses and equipment and software costs to support the Company's growth initiatives.

     General and administrative costs increased to $1,663,728 in fiscal 1998 from $767,957 in fiscal 1997, representing a 117% increase. The increase was principally related to the hiring of new senior management positions, expansion of office space and additional professional fees.

Quarterly Results of Operations

     The following table presents certain unaudited quarterly statement of operations data for each of the last 12 quarters through the year ended December 31, 2000. The information has been derived from our unaudited consolidated financial statements. In the opinion of our management, the unaudited financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in this Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.


(In thousands, except share and per share data)                 Year Ended December 31, 2000            Year Ended December 31, 1999
                                                    March 31      June 30    September 30  December 31       March 31     June 30
                                                    --------      -------    ------------  -----------       --------     -------
Revenue:
     Online publishing                             $     3,014  $     3,046  $     3,012   $     3,210      $    1,370   $    1,926
     Print publishing and licensing                        742          750          712           719             856          886
                                                   -----------  -----------  -----------   -----------      ----------   ----------
                 Total revenue                           3,756        3,796        3,724         3,929           2,226        2,812
                                                   -----------  -----------  -----------   -----------      ----------   ----------
Cost of revenue:
     Online publishing                                   2,407        2,001        1,697         1,008             845        1,175
     Print publishing and licensing                        535          551          455           443             583          608
                                                   -----------  -----------  -----------   -----------      ----------   ----------
                 Total cost of revenue                   2,942        2,552        2,152         1,451           1,428        1,783
                                                   -----------  -----------  -----------   -----------      ----------   ----------
Gross margin                                               814        1,244        1,572         2,478             798        1,029
                                                   -----------  -----------  -----------   -----------      ----------   ----------
Operating expenses:
     Sales                                                 906          781          796           751             530          792
     Marketing                                           1,825        1,175          263           610             714        1,987
     Product development                                   577          559          429           375             377          409
     General and administrative expenses                 1,941        1,642        2,416         1,166             576        1,161
     Restructuring and impairment charges                    -        1,298          843           144               -            -
     Depreciation and amortization                         223          232          223           195              68          105
     Goodwill amortization                                  74           74           74            10               3            -
     Noncash stock based compensation                      918           97          130           167           1,908          711
                                                   -----------  -----------  -----------   -----------      ----------   ----------
                                                         6,464        5,858        5,174         3,418           4,176        5,165
                                                   -----------  -----------  -----------   -----------      ----------   ----------
                 Loss from operations                   (5,650)      (4,614)      (3,602)         (940)         (3,378)      (4,136)
Other income (expense), net                                124           46           39            21               7          212
Noncash financing charge                                     -            -            -             -          (2,656)           -
                                                   -----------  -----------  -----------   -----------      ----------   ----------
     Loss before income taxes and
       discontinued operations                          (5,526)      (4,568)      (3,563)         (919)         (6,027)      (3,924)
Income taxes from continuing operations                      -            -            -             -               -            -
                                                   -----------  -----------  -----------   -----------      ----------   ----------
     Loss before discontinued operations                (5,526)      (4,568)      (3,563)         (919)         (6,027)      (3,924)
                                                   -----------  -----------  -----------   -----------      ----------   ----------
Discontinued operations:                                                                             -               -            -
     Loss from discontinued operations                  (1,587)      (1,380)        (248)            -               -            -
     Gain on disposal of discontinued operations             -            -          871             -               -            -
                                                   -----------  -----------  -----------   -----------      ----------   ----------
                                                        (1,587)      (1,380)         623             -               -            -
                                                   -----------  -----------  -----------   -----------      ----------   ----------
     Net loss                                           (7,113)      (5,948)      (2,940)         (919)         (6,027)      (3,924)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value               -            -            -             -          (1,852)        (429)
Charge for conversion of nonredeemable convertible
  Series A preferred stock to redeemable                     -            -            -             -               -            -
                                                   -----------  -----------  -----------   -----------      ----------   ----------
     Net loss applicable to common stock           $    (7,113) $    (5,948) $    (2,940)  $      (919)     $   (7,879)  $   (4,353)
                                                   ===========  ===========  ===========   ===========      ==========   ==========
Basic and diluted net loss per share:
     Loss before discontinued operations           $     (0.41) $     (0.33) $     (0.25)  $     (0.07)     $    (1.47)  $    (0.43)
     Discontinued operations                             (0.12)       (0.10)        0.04             -               -            -
                                                   -----------  -----------  -----------   -----------      ----------   ----------

     Net loss                                            (0.53)       (0.43)       (0.21)        (0.07)          (1.47)       (0.43)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value               -            -            -             -           (0.45)       (0.04)
Charge for conversion of nonredeemable convertible
  Series A preferred stock to redeemable                     -            -            -             -               -            -
                                                   -----------  -----------  -----------   -----------      ----------   ----------
     Net loss applicable to common stock           $     (0.53) $     (0.43) $     (0.21)  $     (0.07)     $    (1.92)  $    (0.47)
                                                   ===========  ===========  ===========   ===========      ==========   ==========
Weighted average shares outstanding used in
  basic and diluted per-share calculation           13,543,678   13,960,937   13,987,077    13,996,950       4,099,458    9,195,503
                                                   ===========  ===========  ===========   ===========      ==========   ==========
(In thousands, except share and per share data)    Year Ended December 31, 1999             Year Ended December 31, 1998
                                                    September 30 December 31      March 31     June 30    September 30  December 31
                                                    ------------ -----------      --------     -------    ------------  -----------
Revenue:
     Online publishing                             $     2,417   $     2,784       $      328   $      446  $     817    $      992
     Print publishing and licensing                        880           850              621          757        766           894
                                                   -----------   -----------      -----------   ----------  ---------    ----------
                 Total revenue                           3,297         3,634              949        1,203      1,583         1,886
                                                   -----------   -----------      -----------   ----------  ---------    ----------
Cost of revenue:
     Online publishing                                   1,457         2,151              318          461        651           773
     Print publishing and licensing                        585           611              536          468        495           606
                                                   -----------   -----------      -----------   ----------  ---------    ----------
                 Total cost of revenue                   2,042         2,762              854          929      1,146         1,379
                                                   -----------   -----------      -----------   ----------  ---------    ----------
Gross margin                                             1,255           872               95          274        437           507
                                                   -----------   -----------      -----------   ----------  ---------    ----------
Operating expenses:
     Sales                                                 791           862              147          419        452           385
     Marketing                                           6,121         7,638               47           80         49           256
     Product development                                   545           686              168          297        232           219
     General and administrative expenses                 1,620         2,801              422          546        426           445
     Restructuring and impairment charges                    -             -                -            -          -             -
     Depreciation and amortization                         160            85               22           21         43            56
     Goodwill amortization                                  25           161                -            -          -             -
     Noncash stock based compensation                      351           335                -           89        408           260
                                                   -----------   -----------      -----------   ----------  ---------    ----------
                                                         9,613        12,568              806        1,452      1,610         1,621
                                                   -----------   -----------      -----------   ----------  ---------    ----------
                 Loss from operations                   (8,358)      (11,696)            (711)      (1,178)    (1,173)       (1,114)
Other income (expense), net                                400           252                8            3          5           187
Noncash financing charge                                     -             -                -            -          -             -
                                                   -----------   -----------      -----------   ----------  ---------    ----------
     Loss before income taxes and
       discontinued operations                          (7,958)      (11,444)            (703)      (1,175)    (1,168)         (927)
Income taxes from continuing operations                      -             -                -            -          -             -
                                                   -----------   -----------      -----------   ----------  ---------    ----------
     Loss before discontinued operations                (7,958)      (11,444)            (703)      (1,175)    (1,168)         (927)
                                                   -----------   -----------      -----------   ----------  ---------    ----------
Discontinued operations:
     Loss from discontinued operations                    (542)       (1,593)               -            -          -             -
     Gain on disposal of discontinued operations             -             -                -            -          -             -
                                                   -----------   -----------      -----------   ----------  ---------    ----------
                                                          (542)       (1,593)               -            -          -             -
                                                   -----------   -----------      -----------   ----------  ---------    ----------
     Net loss                                           (8,500)      (13,037)            (703)      (1,175)    (1,168)         (927)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value               -             -                -            -          -             -
Charge for conversion of nonredeemable convertible
  Series A preferred stock to redeemable                     -             -                -            -          -        (4,438)
                                                   -----------   -----------      -----------   ----------  ---------    ----------
     Net loss applicable to common stock           $    (8,500)  $   (13,037)      $     (703)  $   (1,175) $  (1,168)   $   (5,365)
                                                   ===========   ===========      ===========   ==========  =========    ==========
Basic and diluted net loss per share:
     Loss before discontinued operations           $     (0.59)  $     (0.85)      $    (0.18)  $    (0.31) $   (0.30)   $    (0.23)
     Discontinued operations                             (0.04)        (0.11)               -            -          -             -
                                                   -----------   -----------      -----------   ----------  ---------    ----------
     Net loss                                            (0.63)        (0.98)           (0.18)       (0.31)     (0.30)        (0.23)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value               -             -                -            -          -             -
Charge for conversion of nonredeemable convertible
  Series A preferred stock to redeemable                     -             -                -            -          -         (1.09)
                                                   -----------   -----------      -----------   ----------  ---------    ----------
     Net loss applicable to common stock           $     (0.63)  $     (0.96)      $    (0.18)  $    (0.31) $   (0.30)   $    (1.32)
                                                   ===========   ===========      ===========   ==========  =========    ==========
Weighted average shares outstanding used in
  basic and diluted per-share calculation           13,477,945    13,540,988        3,846,200    3,846,200  3,954,200     4,053,200
                                                   ===========   ===========      ===========   ==========  =========    ==========


Liquidity and Capital Resources

     Bankrate, Inc. has been funded using the capital raised from shareholders, and most recently, from the proceeds of our initial public offering in May, 1999. As of December 31, 2000, we had working capital of $7,056,737. Cash used in continuing operating activities was $12,714,997, $16,102,619, $1,207,153 and $2,760,717 for the years ended December 31, 2000 and 1999, the six months ended December 31, 1998 and the year ended June 30, 1998, respectively, and was primarily for funding operating losses due to the continued expansion of our online publishing efforts through personnel acquisitions and marketing expenditures. These expenditures were significantly curtailed during the year ended December 31, 2000.

     Cash used in discontinued operations of $5,394,547 and $2,895,388 for the years ended December 31, 2000 and 1999, respectively, represents the net cash funding for our former subsidiary, Professional Direct Agency, Inc. ("Pivot") which was disposed of in July 2000.

     Cash provided by investing activities of $3,679,784 for the year ended December 31, 2000 was primarily the result of the cash proceeds from the sale of Pivot of $4,350,000 net of expenditures for the purchase of computer and office equipment and furniture. During the year ended December 31, 1999, cash was used to acquire CPNet.com, Pivot and certain assets and liabilities of Green Magazine, Inc. as well as certain other intellectual property rights and computer equipment.

     Net cash provided from financing activities in 2000 consisted of the cash proceeds from the sale of stock to our Chairman of the Board of Directors of $997,841 and the exercise of common stock options of $50,598. Principal payments on capital lease obligations were $219,824. Net cash provided from financing activities in 1999 consisted of a $1,000,000 convertible promissory note to one of the Series B preferred stockholders which was subsequently converted to shares of Series B preferred stock and ultimately into common stock in connection with the IPO, as well as the net cash proceeds from our initial public offering of $41,300,631. Other financing activities included cash used for payments on capital lease liabilities. During the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997, cash flows from financing activities consisted primarily of the cash proceeds from the issuance of preferred stock and loans from stockholders.

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

     The Company has incurred net losses in each of its last five fiscal years. We had an accumulated deficit of approximately $59 million as of December 31, 2000. We anticipate that we will incur operating losses and negative cash flows in the foreseeable future.

     The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning in January 2000 compared to the second half of 1999, and has followed through with plans to sell or curtail development of certain under-performing, non-core business units. The Company sold CPNet.com in May 2000, sold Pivot in July 2000, shut down and sold certain assets of Consejero.com in August 2000, and shut down GreenMagazine.com in December 2000. These divestitures yielded cash to the Company of approximately $4,392,000 and will result in lower operating expenses. In June 2000, the Company reduced employment levels of continuing operations by approximately 10% and began efforts to consolidate its physical locations. Based on these actions and the Company's current plan, the Company believes its existing liquidity and capital resources will be sufficient to satisfy its cash requirements into 2002. There are no assurances that such actions will ensure cash sufficiency through 2002 or that reducing marketing expenses would not potentially curtail revenue growth.

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

     Further, due to the legal matters discussed in Note 10 to the consolidated financial statements included in Item 8. herein, which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending these matters which may impact the operations of the Company.

Income Taxes

     Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of net operating loss carryforwards in future tax returns, we have placed a valuation allowance against its otherwise recognizable deferred tax assets. At December 31, 2000, we had approximately $44,290,000 of net operating loss carryforwards for tax reporting purposes available to offset future taxable income. The Company's net operating loss carryforwards expire from 2012 through 2020. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and the acquisition and subsequent disposition of Pivot in August 1999 and July 2000, respectively, future utilization of our net operating loss carryforwards will be subject to certain limitations or annual restrictions.

Recent Accounting Pronouncements

     In September 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in September 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 is effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments: hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. To date, the Company has not invested in derivative instruments nor participated in hedging activities and, therefore, does not anticipate there will be a material impact on the result of operations or financial position from Statements No. 133 or No. 138.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000. We adopted the provisions of SAB 101 in the fourth quarter of 2000 which did not impact our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk as the interest paid on such investments fluctuates with the prevailing interest rates. As of December 31, 2000, all of our cash equivalents mature in less than three months.

Exchange Rate Sensitivity

     Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
                                                                      PAGE

Report of Independent Auditors.....................................

Consolidated Balance Sheets as of December 31, 2000 and
1999...............................................................

Consolidated Statements of Operations for the Years Ended
 December 31, 2000 and 1999, the Six Months Ended December 31,
 1998, and the  Year Ended June 30, 1998...........................

Consolidated Statements of Redeemable Stock and Stockholders'
 Equity (Deficit) for the Years Ended December 31, 2000 and 1999, the Six Months Ended December 31, 1998, and the Year Ended
 June 30, 1998.....................................................

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2000 and 1999, the Six Months Ended December 31,
 1998, and the  Year Ended June 30, 1998...........................

Notes to Consolidated Financial Statements.........................

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Bankrate, Inc.:

We have audited the accompanying consolidated balance sheets of Bankrate, Inc. (formerly ilife.com, Inc.) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable stock and stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999, the six months ended December 31, 1998, and the year ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bankrate, Inc. and subsidiary as of December 31, 2000 and 1999 , and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, the six months ended December 31, 1998, and the year ended June 30, 1998 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Atlanta, Georgia
January 26, 2001

                         Bankrate, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                                                     December 31,     December 31,
                                                                                         2000             1999
                                                                                         ----             ----
          Assets

Cash and cash equivalents                                                              $  8,890,649     $ 22,491,794
Accounts receivable, net of allowance for doubtful accounts
  of $300,000 and $235,000 at December 31, 2000 and 1999, respectively                    1,218,867        1,449,765
Net assets of discontinued operations held for sale                                               -        3,880,595
Other current assets                                                                        572,185          383,292
                                                                                       ------------     ------------
          Total current assets                                                           10,681,701       28,205,446

Furniture, fixtures and equipment, net                                                    1,730,455        2,021,126
Intangible assets, net                                                                       88,425          951,290
Other assets                                                                                133,809        1,421,714
                                                                                       ------------     ------------
          Total assets                                                                 $ 12,634,390     $ 32,599,576
                                                                                       ============     ============
          Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable                                                                     $    772,181     $  2,340,832
  Other accrued expenses                                                                  2,016,236        5,886,919
  Deferred revenue                                                                          463,224          656,058
  Current portion of obligations under capital leases                                       214,651          221,151
  Other current liabilities                                                                 158,672          127,860
                                                                                       ------------     ------------
          Total current liabilities                                                       3,624,964        9,232,820

10% Convertible subordinated note payable                                                 4,350,000        4,350,000
Accrued stock compensation expense                                                        2,452,424        1,159,309
Accrued interest                                                                            592,863          157,863
Other liabilities                                                                            40,815          254,139
                                                                                       ------------     ------------
          Total liabilities                                                              11,061,066       15,154,131
                                                                                       ------------     ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, 10,000,000 shares authorized and undesignated                                 -                -
   Common stock, par value $.01 per share-- 100,000,000 shares authorized;
   13,996,950 and 13,540,988 shares issued and outstanding at December 31,
   2000 and 1999, respectively                                                              139,969          135,410
  Additional paid in capital                                                             60,586,991       59,543,111
  Accumulated deficit                                                                   (59,153,636)     (42,233,076)
                                                                                       ------------     ------------
          Total stockholders' equity                                                      1,573,324       17,445,445
                                                                                       ------------     ------------
          Total liabilities and stockholders' equity                                   $ 12,634,390     $ 32,599,576
                                                                                       ------------     ------------

See accompanying notes to consolidated financial statements.

                         Bankrate, Inc. and Subsidiary
                     Consolidated Statements of Operations

                                                                   Year Ended
                                                                  December 31,          Six Months Ended     Year Ended
                                                             2000             1999      December 31, 1998   June 30, 1998
                                                             ----             ----      -----------------   -------------
    Revenue:
        Online publishing                              $  12,282,795     $   8,496,905     $  1,808,877     $  1,281,284
        Print publishing and licensing                     2,921,970         3,472,780        1,660,314        2,559,293
                                                       -------------     -------------     ------------     ------------
                    Total revenue                         15,204,765        11,969,685        3,469,191        3,840,577
                                                       -------------     -------------     ------------     ------------
    Cost of revenue:
        Online publishing                                  7,114,258         5,627,713        1,424,255        1,339,540
        Print publishing and licensing                     1,982,885         2,387,229        1,100,693        1,961,714
                                                       -------------     -------------     ------------     ------------
                    Total cost of revenue                  9,097,143         8,014,942        2,524,948        3,301,254
                                                       -------------     -------------     ------------     ------------
    Gross margin                                           6,107,622         3,954,743          944,243          539,323
                                                       -------------     -------------     ------------     ------------

    Operating expenses:
        Sales                                              3,234,148         2,976,439          837,697          705,595
        Marketing                                          3,873,796        16,459,113          304,919          145,632
        Product development                                1,940,143         2,016,689          450,376          697,767
        General and administrative expenses                7,165,157         6,159,366          871,057        1,663,728
        Restructuring and impairment charges               2,285,422                 -                -                -
        Depreciation and amortization                        873,484           421,792           98,491           66,666
        Goodwill amortization                                231,214           186,229                -                -
        Noncash stock based compensation(1)                1,311,912         3,305,104          669,000           88,563
                                                       -------------     -------------     ------------     ------------
                                                          20,915,276        31,524,732        3,231,540        3,367,951
                                                       -------------     -------------     ------------     ------------
                    Loss from operations                 (14,807,654)      (27,569,989)      (2,287,297)      (2,828,628)
                                                       -------------     -------------     ------------     ------------
    Other income (expense):
        Interest income                                      727,327         1,087,148           18,924           52,351
        Interest expense                                    (496,868)         (232,504)         (12,433)          (6,216)
        Noncash financing charge                                   -        (2,656,000)               -                -
        Other                                                      -            18,712          185,588                -
                                                       -------------     -------------     ------------     ------------
                    Other income (expense), net              230,459        (1,782,644)         192,079           46,135
                                                       -------------     -------------     ------------     ------------
        Loss before income taxes and
          discontinued operations                        (14,577,195)      (29,352,633)      (2,095,218)      (2,782,493)
    Income taxes from continuing operations                        -                 -                -                -
                                                       -------------     -------------     ------------     ------------
        Loss before discontinued operations              (14,577,195)      (29,352,633)      (2,095,218)      (2,782,493)
                                                       -------------     -------------     ------------     ------------
    Discontinued operations:
        Loss from discontinued operations                 (3,214,577)       (2,135,697)               -                -
        Gain on disposal of discontinued operations          871,212                 -                -                -
                                                       -------------     -------------     ------------     ------------
                                                          (2,343,365)       (2,135,697)               -                -
                                                       -------------     -------------     ------------     ------------
        Net loss                                         (16,920,560)      (31,488,330)      (2,095,218)      (2,782,493)
    Accretion of Convertible Series A and
      Series B preferred stock to redemption value                 -        (2,281,000)               -                -
    Charge for conversion of nonredeemable convertible
      Series A preferred stock to redeemable                       -                 -       (4,438,141)               -
                                                       -------------     -------------     ------------     ------------
        Net loss applicable to common stock            $ (16,920,560)    $ (33,769,330)    $ (6,533,359)    $ (2,782,493)
                                                       =============     =============     ============     ============
    Basic and diluted net loss per share:
        Loss before discontinued operations            $       (1.05)    $       (2.90)    $      (0.52)    $      (0.72)
        Discontinued operations                                (0.17)            (0.21)               -                -
                                                       -------------     -------------     ------------     ------------
        Net loss                                               (1.22)            (3.11)           (0.52)           (0.72)
    Accretion of Convertible Series A and
      Series B preferred stock to redemption value                 -             (0.23)               -                -
    Charge for conversion of nonredeemable convertible
      Series A preferred stock to redeemable                       -                 -            (1.11)               -
                                                       -------------     -------------     ------------     ------------
        Net loss applicable to common stock            $       (1.22)    $       (3.34)    $      (1.63)    $      (0.72)
                                                       =============     =============     ============     ============
    Weighted average shares outstanding used in
      basic and diluted per-share calculation             13,872,788        10,113,928        4,018,700        3,846,200
                                                       =============     =============     ============     ============

(1) Noncash stock compensation expense would be allocated as follows:

                                    Year Ended
                                   December 31,         Six Months Ended    Year Ended
                                 2000          1999     December 31, 1998   June 30, 1998
                              ----------  -----------   -----------------   -------------
Other expenses:
  Sales                       $        -  $    40,792   $              -     $          -
  Product development              9,790        8,158                  -                -
  General and administrative   1,302,122    3,256,154            669,000           88,563
                              ----------  -----------   ----------------     ------------
                              $1,311,912  $ 3,305,104   $        669,000     $     88,563
                              ==========  ===========   ================     ============


    See accompanying notes to consolidated financial statements.

                         Bankrate, Inc. and Subsidiary
Consolidated Statements of Redeemable Stock and Stockholders' Equity (Deficit)

                                                                    Redeemable                      Redeemable
                                                               Convertible Series A            Convertible Series B
                                                                 Preferred Stock                   Preferred Stock
                                                               Shares       Amount             Shares          Amount
                                                               ------       ------             ------          ------
Balances, June 30, 1997                                           --      $       --              --        $       --

  Preferred stock issued, net of issuance costs                   --              --              --                --

  Stockholder loans converted to preferred stock                  --              --              --                --

  Redeemable commons stock issued                                 --              --              --                --

  Compensation expense relating to common stock vesting           --              --              --                --

  Net loss for the period                                         --              --              --                --
                                                               -------    ------------         -------      ------------

Balances, June 30, 1998                                           --              --              --                --

  Common stock issued                                             --              --              --                --

  Compensation expense related to common stock grants             --              --              --                --

  Preferred stock issued, net of issuance costs                   --              --            17,575         1,982,535

  Conversion of nonredeemable convertible Series A
    preferred stock to redeemable                               89,612      10,215,768            --                --

  Net loss for the period                                         --              --              --                --
                                                               -------    ------------         -------      ------------

Balances, December 31, 1998                                     89,612      10,215,768          17,575         1,982,535

  Accretion of Series A and Series B preferred stock
    to redemption value                                           --         1,908,000            --             373,000

  Conversion of Series A and Series B preferred
    stock to common stock                                      (89,612)    (12,123,768)        (17,575)       (2,355,535)

  Issuance and conversion of promissory note to
    Series B preferred stock and conversion of Series B
    preferred stock to common stock                               --              --              --                --

  Foregiveness of note receivable for redeemable
    common stock, reclassification of redeemable
    common stock to common stock, cancellation of the
    put right associated with such shares and
    reacquisition of forfeited shares                             --              --              --                --

  Initial public offering of common stock                         --              --              --                --

  Compensation relating to stock grants                           --              --              --                --

  Common stock issued for the acquisition of
    Green Magazine, Inc.                                          --              --              --                --

  Net loss for the period                                         --              --              --                --
                                                               -------    ------------         -------      ------------

Balances, December 31, 1999                                       --              --              --                --

  Common stock issued                                             --              --              --                --

  Stock options exercised                                         --              --              --                --

  Net loss for the period                                         --              --              --                --
                                                               -------    ------------         -------      ------------

Balances, December 31, 2000                                       --      $       --              --        $       --
                                                               =======    ============         =======      ============

                                                                       Redeemable Common Stock              Convertible Series A
                                                                                             Note              Preferred Stock
                                                                Shares         Amount      Receivable       Shares         Amount
                                                                ------         ------      ----------       ------         ------
Balances, June 30, 1997                                            --      $       --      $       --         53,846   $  3,462,108

  Preferred stock issued, net of issuance costs                    --              --              --         28,074      1,815,519

  Stockholder loans converted to preferred stock                   --              --              --          7,692        500,000

  Redeemable commons stock issued                               454,170         236,168        (236,168)        --             --

  Compensation expense relating to common stock vesting            --              --              --           --             --

  Net loss for the period                                          --              --              --           --             --
                                                               --------    ------------    ------------     --------   ------------


Balances, June 30, 1998                                         454,170         236,168        (236,168)      89,612      5,777,627

  Common stock issued                                              --              --              --           --             --

  Compensation expense related to common stock grants              --              --              --           --             --

  Preferred stock issued, net of issuance costs                    --              --              --           --             --

Conversion of nonredeemable convertible Series A
    preferred stock to redeemable                                  --              --              --        (89,612)    (5,777,627)

  Net loss for the period                                          --              --              --           --             --
                                                               --------    ------------    ------------     --------   ------------

Balances, December 31, 1998                                     454,170         236,168        (236,168)        --             --

  Accretion of Series A and Series B preferred stock
    to redemption value                                            --              --              --           --             --

  Conversion of Series A and Series B preferred
    stock to common stock                                          --              --              --           --             --

  Issuance and conversion of promissory note to
    Series B preferred stock and conversion of Series B
    preferred stock to common stock                                --              --              --           --             --

  Foregiveness of note receivable for redeemable
    common stock, reclassification of redeemable
    common stock to common stock, cancellation of the
    put right associated with such shares and
    reacquisition of forfeited shares                          (454,170)       (236,168)        236,168         --             --

  Initial public offering of common stock                          --              --              --           --             --

  Compensation relating to stock grants                            --              --              --           --             --

  Common stock issued for the acquisition of
    Green Magazine, Inc.                                           --              --              --           --             --

  Net loss for the period                                          --              --              --           --             --
                                                               --------    ------------    ------------     --------   ------------

Balances, December 31, 1999                                        --              --              --           --             --

  Common stock issued                                              --              --              --           --             --

  Stock options exercised                                          --              --              --           --             --

  Net loss for the period                                          --              --              --           --             --
                                                               --------    ------------    ------------     --------   ------------

Balances, December 31, 2000                                        --      $       --      $       --           --     $       --
                                                               ========    ============    ============     ========   ============

                                                                                                          Unamortized
                                                                                           Additional         Stock
                                                                   Common Stock            Paid in        Compensation
                                                                Shares        Amount        Capital          Expense
                                                                ------        ------        -------          -------
Balances, June 30, 1997                                       3,846,200    $     38,462    $       --     $       --

  Preferred stock issued, net of issuance costs                    --              --              --             --

  Stockholder loans converted to preferred stock                   --              --              --             --

  Redeemable commons stock issued                                  --              --           354,253       (354,253)

  Compensation expense relating to common stock vesting            --              --              --           88,563

  Net loss for the period                                          --              --              --             --
                                                             ----------    ------------    ------------   ------------

Balances, June 30, 1998                                       3,846,200          38,462         354,253       (265,690)

  Common stock issued                                           207,000           2,070         266,930       (269,000)

  Compensation expense related to common stock grants              --              --           415,000        254,000

  Preferred stock issued, net of issuance costs                    --              --              --             --

  Conversion of nonredeemable convertible Series A
    preferred stock to redeemable                                  --              --        (1,036,183)          --

  Net loss for the period                                          --              --              --             --
                                                             ----------    ------------    ------------   ------------

Balances, December 31, 1998                                   4,053,200          40,532            --         (280,690)

  Accretion of Series A and Series B preferred stock
    to redemption value                                            --              --        (2,281,000)          --

  Conversion of Series A and Series B preferred
    stock to common stock                                     5,359,350          53,593      14,425,710           --

  Issuance and conversion of promissory note to
    Series B preferred stock and conversion of Series B
    preferred stock to common stock                             339,200           3,392       3,659,608           --

  Foregiveness of note receivable for redeemable
    common stock, reclassification of redeemable
    common stock to common stock, cancellation of the
    put right associated with such shares and
    reacquisition of forfeited shares                           189,238           1,893       1,890,417        220,690

  Initial public offering of common stock                     3,500,000          35,000      41,265,596           --

  Compensation relating to stock grants                            --              --              --           60,000

  Common stock issued for the acquisition of
    Green Magazine, Inc.                                        100,000           1,000         582,780           --

  Net loss for the period                                          --              --              --             --
                                                             ----------    ------------    ------------   ------------

Balances, December 31, 1999                                  13,540,988         135,410      59,543,111           --

  Common stock issued                                           431,499           4,315         993,526           --

  Stock options exercised                                        24,463             244          50,354           --

  Net loss for the period                                          --              --              --             --
                                                             ----------    ------------    ------------   ------------

Balances, December 31, 2000                                  13,996,950    $    139,969    $ 60,586,991   $       --
                                                             ==========    ============    ============   ============

                                                                               Total
                                                                           Stockholders'
                                                            Accumulated        Equity
                                                              Deficit        (Deficit)
                                                              -------        ---------
Balances, June 30, 1997                                    $ (2,465,077)   $  1,035,493

  Preferred stock issued, net of issuance costs                    --         1,815,519

  Stockholder loans converted to preferred stock                   --           500,000

  Redeemable commons stock issued                                  --              --

  Compensation expense relating to common stock vesting            --            88,563

  Net loss for the period                                    (2,782,493)     (2,782,493)
                                                           ------------    ------------

Balances, June 30, 1998                                      (5,247,570)        657,082

  Common stock issued                                              --              --

  Compensation expense related to common stock grants              --           669,000

  Preferred stock issued, net of issuance costs                    --              --

  Conversion of nonredeemable convertible Series A
    preferred stock to redeemable                            (3,401,958)    (10,215,768)

  Net loss for the period                                    (2,095,218)     (2,095,218)
                                                           ------------    ------------

Balances, December 31, 1998                                 (10,744,746)    (10,984,904)

  Accretion of Series A and Series B preferred stock
    to redemption value                                            --        (2,281,000)

  Conversion of Series A and Series B preferred
    stock to common stock                                          --        14,479,303

  Issuance and conversion of promissory note to
    Series B preferred stock and conversion of Series B
    preferred stock to common stock                                --         3,663,000

  Foregiveness of note receivable for redeemable
    common stock, reclassification of redeemable
    common stock to common stock, cancellation of the
    put right associated with such shares and
    reacquisition of forfeited shares                              --         2,113,000

  Initial public offering of common stock                          --        41,300,596

  Compensation relating to stock grants                            --            60,000

  Common stock issued for the acquisition of
    Green Magazine, Inc.                                           --           583,780

  Net loss for the period                                   (31,488,330)    (31,488,330)
                                                           ------------    ------------

Balances, December 31, 1999                                 (42,233,076)     17,445,445

  Common stock issued                                              --           997,841

  Stock options exercised                                          --            50,598

  Net loss for the period                                   (16,920,560)    (16,920,560)
                                                           ------------    ------------

Balances, December 31, 2000                                $(59,153,636)   $  1,573,324
                                                           ============    ============

See accompanying notes to consolidated financial statements.

                         Bankrate, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows

                                                                                  Year Ended
                                                                                 December 31,         Six Months Ended  Year Ended
                                                                              2000          1999     December 31, 1998 June 30, 1998
                                                                              ----          ----     ----------------- -------------
Cash flows from operating activities:
Continuing operations-
  Net loss                                                               $ (14,577,195) $ (29,352,633)  $ (2,095,218) $  (2,782,493)
                                                                         -------------  -------------   ------------  -------------
  Adjustments to reconcile net loss to net cash used
   in operating activities:
   Loss from discontinued operations                                         3,214,577      2,135,697              -              -
   Gain on disposal of discontinued operations                                (871,212)             -              -              -
   Goodwill impairment charge                                                  552,696              -              -              -
   Depreciation and amortization                                             1,104,698        608,021         98,491         66,666
   Loss on disposal of fixed assets                                            129,203              -              -              -
   Provision for doubtful accounts                                             364,991        210,153              -              -
   Noncash stock compensation                                                1,311,912      3,305,104        669,000         88,563
   Noncash financing charge                                                          -      2,656,000              -              -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                               (134,093)    (1,138,016)      (216,021)       (42,451)
     (Increase) decrease in other assets                                     1,177,967     (2,214,143)       (84,375)       (22,305)
     Increase (decrease) in accounts payable                                (1,568,651)     2,032,165        102,876       (168,214)
     Increase (decrease) in accrued expenses                                (3,692,868)     5,325,912        181,554        118,932
     Increase (decrease) in other current liabilities                          465,812        285,723              -              -
     Increase (decrease) in deferred revenue                                  (192,834)        43,398        136,540        (19,415)
                                                                         -------------- --------------  ------------- --------------
       Total adjustments                                                     1,862,198     13,250,014        888,065         21,776
                                                                         -------------- --------------  ------------- --------------
       Net cash used in continuing operations                              (12,714,997)   (16,102,619)    (1,207,153)    (2,760,717)
       Net cash used in discontinued operations                             (5,394,547)    (2,895,388)             -              -
                                                                         -------------- --------------  ------------- --------------
            Net cash used in operating activities                          (18,109,544)   (18,998,007)    (1,207,153)    (2,760,717)
                                                                         -------------- --------------  ------------- --------------
Cash flows used in investing activities:
 Purchases of equipment                                                       (712,016)    (1,691,469)       (26,875)      (407,203)
 Proceeds from sale of discontinued operations                               4,391,800              -              -              -
 Acquisitions, net of cash acquired                                                  -       (536,983)             -              -
                                                                         -------------- --------------  ------------- --------------
       Net cash provided by (used in) investing activities                   3,679,784     (2,228,452)       (26,875)      (407,203)
                                                                         -------------- --------------  ------------- --------------
Cash flows from financing activities:
 Loans from stockholders                                                             -      1,000,000              -        500,000
 Principal payments on capital lease obligations                              (219,824)      (215,478)       (25,834)             -
 Proceeds from issuance of preferred stock                                           -              -      1,982,535      1,815,519
 Proceeds from exercise of stock options                                        50,598              -              -              -
 Proceeds from issuance of common stock, net                                   997,841     41,300,631              -              _
                                                                         -------------- --------------  ------------- --------------
       Net cash provided by financing activities                               828,615     42,085,153      1,956,701      2,315,519
                                                                         -------------- --------------  ------------- --------------
       Net increase (decrease) in cash and cash equivalents                (13,601,145)    20,858,694        722,673       (852,401)
Cash and equivalents, beginning of period                                   22,491,794      1,633,100        910,427      1,762,828
                                                                         -------------- --------------  ------------- --------------
Cash and equivalents, end of period                                     $    8,890,649  $  22,491,794   $  1,633,100  $     910,427
                                                                        =============== ==============  ============= ==============
 Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                              $       61,868  $      87,504   $     12,433  $       6,216
                                                                        =============== ==============  ============= ==============
Supplemental schedule of noncash investing and finance activities:
 Equipment acquired under capital leases                                $            -  $     314,000   $    380,000  $      18,000
                                                                        =============== ==============  ============= ==============
 Stockholder loans contributed to capital for preferred stock           $            -  $           -   $          -  $     500,000
                                                                        =============== ==============  ============= ==============
 Conversion of nonredeemable convertible Series A preferred stock
   to redeemable and related charge                                     $            -  $           -   $ 14,653,909  $          -
                                                                        =============== ==============  ============= ==============
 Accretion of Series A and Series B preferred stock to redemption valve $            -  $   2,281,000   $          -  $          -
                                                                        =============== ==============  ============= ==============
 Conversion of Series A and Series B preferred stock to common stock    $            -  $  14,479,303   $          -  $          -
                                                                        =============== ==============  ============= ==============
 Issuance of common stock for business acquired                         $            -  $     584,000   $          -  $          -
                                                                        =============== ==============  ============= ==============
 Convertible subordinated note issued in connection with business
   acquired                                                             $            -  $   4,350,000   $          -  $          -
                                                                        =============== ==============  ============= ==============

See accompanying notes to consolidated financial statements.

                         BANKRATE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     Bankrate, Inc. (the "Company") is an Internet consumer finance marketplace which owns and operates a portfolio of Internet-based personal finance channels including banking, investing, taxes and small business finance. The Company's flagship Web site, Bankrate.com, is an aggregator of information on over 100 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and also through national and state publications. The Company's former wholly owned subsidiary, Professional Direct Agency, Inc. ("Pivot"), is a virtual insurance agency and fulfillment/call center specializing in direct insurance sales over the Internet and through other direct media (see Note 6). The Company is organized under the laws of the state of Florida.

     On September 20, 2000, the Company changed its name from ilife.com, Inc. to Bankrate, Inc.

     The Company has incurred net losses in each of its last five fiscal years. We had an accumulated deficit of approximately $59 million as of December 31, 2000. Therefore, the Company believes that period-to-period comparisons of our financial results should not be relied on as an indication of our future performance. We anticipate that we will incur operating losses and negative cash flows in the foreseeable future.

     The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning in January 2000 compared to the second half of 1999, and has followed through with plans to sell or curtail development of certain under-performing, non-core business units. The Company sold CPNet.com in May 2000, sold Pivot in July 2000, shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000 (see Notes 5 and 6). These divestitures yielded cash to the Company of approximately $4,392,000 and will result in lower operating expenses. In June 2000, the Company reduced employment levels of continuing operations by approximately 10% and began efforts to consolidate its physical locations. Based on these actions and the Company's current plan, the Company believes its existing liquidity and capital resources will be sufficient to satisfy its cash requirements into 2002. There are no assurances that such actions will ensure cash sufficiency through 2002 or that reducing marketing expenses would not potentially curtail revenue growth.

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

     Further, due to the legal matters discussed in Note 10, which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending these matters which may impact the operations of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Change of Fiscal Year

     On April 12, 1999, the Company's Board of Directors approved changing the Company's fiscal year-end from June 30 to December 31.

     Consolidation

     Prior to the quarter ended June 30, 2000, the consolidated financial statements included the accounts of the Company and it's former wholly owned subsidiary, Professional Direct Agency, Inc. ("Pivot"). As more fully discussed in Note 6, Pivot was sold during the quarter ended September 30, 2000. Pivot's net assets and results of operations have been classified as discontinued operations for all periods presented.

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

     Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of less than three months to be cash equivalents. The carrying value of these investments approximates fair value.

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

     Intangible Assets

     Intangible assets consisted primarily of goodwill resulting from the acquisitions of CPNet.com, Pivot and certain assets and liabilities of Green Magazine, Inc. (see Notes 5 and 6), and trademarks. Goodwill was being amortized on a straight-line basis over three to five years, the estimated benefit period. Trademarks are being amortized over their estimated useful lives, which are approximately five years, on a straight-line basis. The Company reviews it intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Basic and Diluted Net Loss Per Share

     The Company computes net loss per share in accordance with the provisions of Statement of Financial Standards No. 128, "Earnings per Share" ("FAS 128") and Staff Accounting Bulletin No. 98 ("SAB 98"). Under FAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share excludes common stock equivalents, consisting of outstanding stock options in 2000 and 1999, and outstanding stock options, redeemable preferred stock and convertible preferred stock for 1998, as the effect of their conversion to common stock would be antidilutive.

     Common stock equivalents that could potentially dilute basic earnings per share in the future were not included in diluted earnings per share because their effect on periods presented was antidilutive total 2,091,066 at December 31, 2000. The antidilutive shares do not include the shares issuable on the assumed conversion of the 10% convertible subordinated note payable.

     Stock-Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed plan options. Under this method, compensation is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

     Fair Value of Financial Instruments

     The Company does not currently use derivative financial instruments in the normal course of its business. The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. The Company does not have a readily comparable fair value for its 10% convertible subordinated note payable. The Company believes that its fair value would be less than its carrying value of $4,350,000.

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

Online publishing-

     The Company sells graphical advertisements on its Web site (including co-branded sites) consisting of banner, badge, poster and billboard advertisements. Advertising sales are invoiced monthly based on the expected number of advertisement impressions or the number of times the advertisement is viewed by users of the Company's Web site. Revenue is recognized monthly based on the percentage of actual impressions to the total number of impressions contracted. Revenue for impressions invoiced but not delivered is deferred. Additionally, the Company generates revenue on a "per action" basis (i.e., a purchase or completion of an application) when a visitor to the Company's Web site transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser. The Company is also involved in revenue sharing arrangements with its online partners where the consumer uses co-branded sites principally hosted by the Company. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenues are shared according to distribution agreements. Revenue is recorded gross and partnership payments are recorded in cost of revenue. The Company also sells hyperlinks to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned.

     Online publishing revenue also includes barter revenue which represents the exchange by the Company of advertising space on the Company's web site for reciprocal advertising space on other web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions". In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web site. Barter expense is recognized when the Company's advertisements are run on the other companies' Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering the advertising impressions, a liability is recorded. If the Company delivers advertising impressions to the other companies' Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. At December 31, 2000, the Company recorded a prepaid expense of approximately $200,000 for barter advertising to be received. Barter revenue was approximately $757,000 and represented approximately 5% of total revenue for the year ended December 31, 2000. No barter revenue was recorded in prior periods.

Print publishing and licensing-

     The Company sells advertisements for consumer mortgage rate tables. The rate tables and advertising are published in various newspapers under revenue sharing arrangements. Revenue is recognized when the tables are run in the respective newspaper. Revenue is recorded gross and revenue sharing payments are recorded in cost of revenue.

     The Company also earns fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters and from providing rate surveys to institutions and government agencies. In addition, the Company licenses research data under agreements that permit the use of Company developed rate information to advertise the licensee's products in print, radio, television and web site promotions. Revenue for these products is recognized ratably over the contract/ subscription periods.

     Marketing  Expenses

     Marketing includes advertising costs, which are charged to expense as incurred. Advertising costs were $4,073,796, $16,459,305, $304,919 and $145,632 for the years ended December 31, 2000 and 1999, the six month period ended December 31, 1998 and the year ended June 30, 1998, respectively. Barter expense of approximately $557,000 was recorded for the year ended December 31, 2000. No barter expense was recorded in prior periods.

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

     Recent Accounting Pronouncements

     In September 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in September 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 is effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments: hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. To date, the Company does not believe it has invested in derivative instruments nor participated in hedging activities and, therefore, does not believe there will be a material impact on the results of operations or financial position from Statements No. 133 or No. 138.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000. We adopted the provisions of SAB 101 in the fourth quarter of 2000 which did not impact our consolidated financial statements.

    Reclassification

     Certain amounts reported in prior periods have been reclassified to conform with the current presentation.

NOTE 3 - CAPITALIZATION

     Initial Public Offering

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

     Stock Splits

     In August 1997, the Company authorized and executed a 10-for-1 stock split. Additionally, on April 9, 1999, the Company authorized and executed a 5-for-1 stock split, effected as a stock dividend, of each issued and outstanding share of common stock. The information in the accompanying consolidated financial statements has been retroactively restated to reflect the effects of these stock splits and dividend.

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

     Common Stock and Convertible Preferred Stock

     In June 1997, the Company and certain investors entered into a Series A Preferred Stock Purchase Agreement ("the Agreement"). The Series A Preferred Stock is voting, non-cumulative and preferred as to the first $4.55 per share per year of funds legally available and declared by the Board of Directors, has a liquidation preference above common stockholders of $65.00 per share, each share is convertible into 50 shares of common stock at a conversion price of $1.30, and has other rights and preferences. Pursuant to the Agreement, investors acquired 30,770 shares of Series A Preferred Stock at $65.00 per share. During 1997, Peter C. Morse("Morse") a director and majority stockholder, exchanged 1,153,800 shares of common stock for 23,076 shares of Series A preferred.

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

     In November 1998, the Series A Preferred Stock was converted from non-redeemable Preferred Stock to redeemable Preferred Stock. This transaction was treated as an extinguishment and the new instrument was recorded at fair value on the conversion date. The difference between the fair value on the conversion date and the carrying value was charged to equity.

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

     On March 10, 1999 the note receivable for the restricted stock grant to the Officer was forgiven, the unvested shares (264,932) were effectively forfeited, the Officer's put right was cancelled, and certain other changes were made. Accordingly, "fixed" option accounting treatment was established on this date.

NOTE 4 - STOCK OPTION PLANS

     1997 Equity Compensation Plan

      During 1997, the Company adopted the 1997 Equity Compensation Plan (the "Plan") to provide directors, officers, non-employee members of the Board of Directors of the Company and certain consultants and advisors with the opportunity to receive grants of incentive stock options, non-qualified stock options and restricted stock. The Board of Directors has the sole authority to determine who receives such grants, the type, size and timing of such grants, and specify the terms of any noncompetition or other agreements relating to the grants. The aggregate number of common shares that may be issued under the Plan was 900,000. In January 1999, the Company amended the Plan to increase the number of shares authorized to 1,500,000 shares. As of December 31, 2000, 870,897 shares were available for grant under the Plan.

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

     On March 2 and March 12, 1999, the Company granted 201,720 and 5,000 options, respectively, under the Plan to purchase common stock at $2.97 per share. The options vest over a 48 month period and, accordingly, the Company initially began recognizing compensation expense of approximately $1,620,000 ratably over the vesting period. As of December 31, 2000, 161,250 of these options remained outstanding due to options forfeited by terminated grantees for which the Company is recognizing approximately $684,000 in compensation expense over the remaining vesting period.

     On April 12, 1999, the Board approved grants under the Plan for outside directors of the Company. Under these grants, 80,000 options were granted on May 13, 1999 to purchase common stock at $13.00 per share. The options vest over 48 months and expire 10 years from date of grant, unless prohibited by the 1997 Plan. No options were granted to outside directors during 2000.

     1999 Equity Compensation Plan

     In March 1999, the Company's stockholders approved the 1999 Equity Compensation Plan (the "1999 Plan"), to provide designated employees of the Company, certain consultants and non-employee members of the Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The 1999 Plan was originally authorized to grant options for up to 1,500,000 shares. In April 2000, the Company amended the 1999 Plan to increase the number of shares authorized to 3,500,000 which was approved by the Company's stockholders. Options granted generally vest over four years, 25% after the first year and monthly thereafter over the remaining three years, and expire ten years after the date of grant. As of December 31, 2000, 2,038,037 shares were available for grant under the 1999 Plan.

     In March 1999, the Company granted 358,500 options to an officer (the "Officer") of the Company to purchase shares of common stock at $2.97 which vest over a 36 month period. The Company began recognizing compensation expense of approximately $2,807,000 ratably over the vesting period. In February 2000, the Officer resigned from his position with the Company (see Note 10). Under the terms of an agreement entered into in March 1999, the Officer continued to vest in the stock options through November 15, 2000 for a total of 199,167 shares which resulted in a noncash charge of approximately $860,000 recorded in 2000.

     During the year ended December 31, 2000, the Company granted stock options to certain key executives and directors (See Note 10).

Accrued Stock Compensation Expense

     The Company accounts for stock-based compensation arrangements in accordance with Accounting Principles Board ("APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, compensation expense for fixed plan option accounting is recognized over the respective vesting period based on the difference, if any, on the date the option is granted, between the fair value of the Company's common stock and the option exercise price, and a liability is established. This liability is reduced for terminations and forfeitures as well as option exercises.

     Pro Forma Disclosures Under SFAS No. 123

     The per share weighted average fair value of stock options granted during the years ended December 31, 2000 and 1999 was between $0.74 and $3.17 and $9.70 and $13.00, respectively, and was between $0.40 and $1.30 for the six months ended December 31, 1998, and was approximately $0.40 for the year ended June 30, 1998 on the date of grant using the Black Scholes option pricing model. The following weighted average assumptions were used: expected volatility of 75% in 2000, 100% in 1999 and 0% for the six months ended December 31, 1998 and the year ended June 30, 1998; expected dividend yield of 0% for all periods presented; risk-free interest rates of 6% for the year ended December 31, 2000, 6.50% for the year ended December 31, 1999 and 5.50% for the six months ended December 31, 1998 and the year ended June 30, 1998; and expected lives of 5 years for all periods presented.

     The Company applies APB Opinion No. 25 in accounting for its Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net losses would have increased to the pro forma amounts indicated below:

                                                                                     Six Months       Year
                                                                                       Ended          Ended
                                                        Year Ended December 31,     December 31,    June 30,
                                                          2000           1999           1998          1998
                                                          ----           ----           ----          ----
    Net loss applicable to common stock:
      As reported                                     $ (16,920,560) $ (33,769,330)  $ (6,533,359) $ (2,782,493)
      Pro forma                                         (17,856,418)   (36,969,194)    (6,548,359)   (2,792,493)
      Basic net loss per common share as reported             (1.22)         (3.34)         (1.63)        (0.72)
      Basic net loss per common share pro forma               (1.29)         (3.66)         (1.63)        (0.73)

     Stock option activity during the years ended December 31, 2000 and 1999, the six month period ended December 31, 1998, and the year ended June 30, 1998 is as follows:


                                   Number of          Price Per        Weighted Average
                                     Shares             Share           Exercise Price
                                     ------             -----           --------------
Balance, June 30, 1997                      -       $         -                $ -
  Granted                              89,530              1.30               1.30
  Exercised                                 -                 -                  -
  Forfeited                                 -                 -                  -
  Expired                                   -                 -                  -
                                     --------
Balance, June 30, 1998                 89,530              1.30               1.30
  Granted                             102,750              1.30               1.30
  Exercised                                 -                 -                  -
  Forfeited                                 -                 -                  -
  Expired                                   -                 -                  -
                                     --------
Balance, December 31, 1998            192,280              1.30               1.30
  Granted                           1,725,036      1.30 to 13.00              7.01
  Exercised                                 -                 -                  -
  Forfeited                           (28,958)     1.30 to 13.00              6.63
  Expired                                   -                 -                  -
                                     --------

Balance, December 31, 1999          1,888,358      1.30 to 13.00              6.43
  Granted                           1,510,504      1.00 to 5.375              2.90
  Exercised                           (24,463)             1.30               1.30
  Forfeited                        (1,283,333)     1.00 to 13.00              6.28
  Expired                                  -                 -                  -
                                    ---------
Balance, December 31, 2000          2,091,066      1.00 to 13.00            $ 4.03
                                    =========

     Additional information with respect to outstanding options as of December 31, 2000 is as follows:

                               Options Outstanding                           Options Exercisable
                      -------------------------------------              ---------------------------
                                      Weighted Average                                      Average
                       Number              Remaining                        Number          Exercise
    Prices           of Shares     Contractual Life (Years)              of Shares           Price
    ------           ---------     ------------------------              ---------          ------
$         1.30           44,350              7.7                            29,032          $ 1.30
          1.75          219,284             9.45                            23,333            1.75
  1.84 to 4.31        1,309,320             9.05                           476,275            2.86
          4.50          231,694             9.21                               267            4.50
 4.53 to 12.58           63,408             8.62                            20,605            7.19
         13.00          223,010             8.36                           153,940           13.00
                      ---------                                            -------
                      2,091,066             8.99                           703,452          $ 5.10
                      =========                                            =======

NOTE 5 - RESTRUCTURING AND IMPAIRMENT CHARGES

     In the quarter ended June 30, 2000, the Company recorded a restructuring charge of approximately $1,298,000 as a result of implementing certain strategic reorganization initiatives. Approximately $364,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a reduction of approximately 10% of the workforce in ongoing operations and the elimination of positions in under-performing, non-core business units, all of which was paid in 2000. The remaining $934,000 of this charge relates to the write-off of certain assets, primarily software, licenses and other installation costs, of an abandoned systems installation.

     In the quarter ended September 30, 2000, the Company recorded restructuring and impairment charges of approximately $843,000 as a result of strategic reorganization initiatives. Approximately $88,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a further reduction of the workforce, all of which was paid in 2000. Approximately $279,000 relates to the shut down and sale of assets of Consejero.com (see discussion below) and other non-core assets. The remaining $476,000 relates to the write-off of GreenMagazine.com goodwill (see discussion below).

     On August 27, 1999, the Company acquired certain assets and assumed certain liabilities of Green Magazine, Inc. ("Green") pursuant to an Asset Purchase Agreement, dated August 27, 1999, by and among the Company, Green, Kenneth A. Kurson, John F. Packel and James Michaels (the "Agreement"), for approximately $831,000 including acquisition costs. Pursuant to the Agreement, the Company acquired the rights to all agreements, contracts, commitments, licenses, copyrights, trademarks and the subscriber/customer list of Green. Kenneth A. Kurson and John F. Packel were also employed by the Company. The total consideration paid was approximately $784,000 consisting of $200,000 in cash and 100,000 unregistered shares of the Company's common stock valued at approximately $584,000. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $883,000) was recorded as goodwill and was being amortized over three years, the expected benefit period.

     During the quarter ended September 30, 2000, a decision was made to stop publishing the print version of Green Magazine. Additionally, due to lower than expected traffic levels visiting GreenMagazine.com and continued negative operational cash flows, a revised operating plan was developed and GreenMagazine.com was incorporated into a channel of Bankrate.com. After evaluating the recoverability of the intangible asset, the Company recorded an impairment charge of approximately $476,000 to write the goodwill down to estimated fair value. In December 2000, GreenMagazine.com was shut down and the remaining goodwill of approximately $73,000 was written off. During the years ended December 31, 2000 and 1999, GreenMagazine.com had total revenue and total expenses of $103,817 and $1,774,188, and $1,572 and $263,169, respectively.

     On August 31, 2000, the Company shut down the operations of Consejero.com and sold certain of its assets including fixed assets, software licenses and other intangible assets, to Consejero Holdings, LLC for $41,800 in cash resulting in a loss of approximately $86,000. Additionally, the Company recorded approximately $193,000 in charges for severance and other related shut down costs, all of which were paid in 2000. During the years ended December 31, 2000 and 1999, Consejero.com had total revenue and total expenses of $16,359 and $810,867, and $8,036 and $2,217,879, respectively.


     As more fully described in Note 6 below, in December 2000, the Company wrote off approximately $71,000 of impaired assets related to the sale of CPNet.com.

NOTE 6 - DIVESTITURES

     Bank Advertising News

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

     CPNet.com

     In January 1999, the Company acquired all of the assets of The College Press Network ("CPNet.com"), excluding cash and real or personal property leases, for $25,000 in cash and stock options. An additional payment of $25,000 was made to the sellers in January 2000. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $50,000) was recorded as goodwill and was being amortized over 5 years, the expected benefit period. The sellers were employed by the Company and were granted 30,000 options under the 1997 Equity Compensation Plan with an exercise price of $1.30 which vest over a 48 month period. Approximately $45,000 of compensation expense was amortized over the vesting period. CPNet.com's historical statements of operations were not material to the Company.

     On May 17, 2000, the Company sold the assets of CPNet.com to Colleges.com, Inc. for 190,000 shares of Colleges.com, Inc. common stock of which 125,041 shares were delivered at the time of closing and 64,959 contingent shares. The Company originally recorded such shares at the net book value of the CPNet.com assets which, at the time of the sale, was approximately $71,000. During the quarter ended December 31, 2000, the Company charged this amount to restructuring and impairment charges after determining impairment based on the fact that Colleges.com is an early stage company subject to significant risk due to their limited operating history and volatile industry-based economic conditions.

     During the years ended December 31, 2000 and 1999, CPNet.com had total revenue and total expenses of $18,162 and $385,973, and $49,513 and $577,278, respectively.

  Professional Direct Agency, Inc. ("Pivot")

     On August 20, 1999, the Company acquired Pivot pursuant to a Stock Purchase Agreement, dated August 20, 1999, by and between the Company, the shareholders of Pivot and The Midland Life Insurance Company ("Midland"), a note and warrant holder of Pivot (the "Agreement"), for approximately $4,744,000 including acquisition costs. Pursuant to the Agreement, the Company acquired a 100% interest in Pivot and as a result of the acquisition, Pivot became a wholly owned subsidiary. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $4,609,000) was recorded as goodwill and was amortized over three years, the expected benefit period.

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

     On July 14, 2000, the Company sold Pivot for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and Midland. In March 2001, the case was dismissed based on a technical deficiency. Management has excluded any costs contingent on the outcome of this litigation from the calculation of the gain on sale. Pivot's results of operations have been classified as discontinued operations in the accompanying consolidated statements of operations. The Company recorded a gain on the sale of $871,212 in the quarter ended September 30, 2000.

     Summary operating results of discontinued operations are as follows:

                                               Year Ended December 31,
                                                2000           1999
                                                ----           ----
    Revenue                                $    384,278   $    147,827
    Marketing expenses                         (320,880)      (619,560)
    General and administrative expenses      (2,321,699)    (1,046,709)
    Depreciation and amortization              (128,031)      (151,914)
    Goodwill amortization                      (832,182)      (469,436)
                                           ------------   ------------
    Operating loss                           (3,218,514)    (2,139,792)
    Interest income                               3,937          4,095
                                           ------------   ------------
    Loss from discontinued operations      $ (3,214,577)  $ (2,135,697)
                                           ============   ============

     Net assets of discontinued operations held for sale as of December 31, 1999 relate to Pivot.


NOTE 7 - FINANCIAL STATEMENT DETAILS

                Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following:

                                                                  December 31,
                                                             2000             1999
                                                             ----             ----
Furniture and fixtures                                     $ 349,360       $ 322,800
Computers and software, including assets under
  capital leases of $694,721 at December 31, 2000
  and 1999, respectively                                    2,621,339       2,133,833
Equipment, including assets under capital lease
  of $17,950 at December 31, 2000
  and 1999, respectively                                      140,813         152,258
Leasehold improvements                                        160,701         172,357
Land                                                           63,354          63,354
                                                          -----------     -----------
                                                            3,335,567       2,844,602
Less accumulated depreciation and amortization,
  including amounts related to assets under capital
  leases of $465,001 and $233,915 at December 31,
  2000 and 1999, respectively                              (1,605,112)       (823,476)
                                                          -----------     -----------
                                                          $ 1,730,455     $ 2,021,126
                                                          ===========     ===========

           Intangible Assets

Intangible assets consist of the following:                      December 31,
                                                              2000             1999
                                                              ----             ----
Goodwill                                                  $         -     $   949,818
Trademarks and URL's                                          129,011         127,976
Other                                                         151,362         151,992
                                                          -----------     -----------
                                                              280,373       1,229,786
Less accumulated amortization                                (191,948)       (278,496)
                                                           ----------      ----------
                                                          $    88,425      $  951,290
                                                          ===========      ==========

Amortization expense was $264,558, $155,239, $543 and $5,937 for the years ended December 31, 2000 and 1999, the six months ended December 31, 1998, and the year ended June 30, 1998, respectively.

                Other Assets

Other assets consist of the following:                             December 31,
                                                              2000             1999
                                                              ----             ----
Restricted cash                                             $ 15,239        $  304,366
Computers and software deposits                               55,583           998,580
Other deposits                                                62,987           118,768
                                                           ---------        ----------
                                                           $ 133,809        $1,421,714
                                                           =========        ==========

                Other Accrued Expenses

Other accrued expenses consist of the following:                 December 31,
                                                               2000        1999
                                                               ----        ----
 Accrued payroll and related benefits                     $   379,389       $   235,466
 Vacation                                                     146,275           240,355
 Sales commissions                                            306,470           311,356
 Marketing                                                    334,807         4,476,969
 Partner payments                                             136,613           140,231
 Professional fees                                            234,032           470,864
 Legal and other                                              478,650            11,678
                                                          -----------       -----------
                                                          $ 2,016,236       $ 5,886,919
                                                          ===========       ===========

NOTE 8 - INCOME TAXES

     The Company did not record any income tax expense or benefit for the years ended December 31, 2000 and 1999, the six months ended December 31, 1998 and the year ended June 30, 1998 due to the losses incurred.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

                                                                            Six Months
                                                                              Ended
                                             Year Ended December 31,       December 31,    Year Ended
                                               2000            1999            1998       June 30, 1998
                                               ----            ----            ----       -------------
Deferred Tax Assets:
Net operating loss carryforwards         $  16,666,480    $ 12,276,287     $ 1,983,228    $   1,196,975
Intangible assets and other                    249,942         253,712         143,438          143,438
Allowance for doubtful accounts                 75,260          88,431           9,350            9,011
Deferred compensation                          906,116         436,248               -                -
                                         -------------   -------------     -----------    -------------
    Total gross deferred tax assets         17,897,798      13,054,678       2,136,016        1,349,424
Less valuation allowance                   (17,833,626)    (12,984,981)     (2,136,016)      (1,349,424)
                                         -------------   -------------     -----------    -------------
    Net deferred tax assets                     64,172          69,697               -                -
Deferred Tax Liabilities:
Depreciation                                   (64,172)        (69,697)              -                -
                                         -------------   -------------    ------------    -------------
                                         $           -   $           -    $          -    $           -
                                         =============   =============    ============    =============

     The valuation allowance for deferred tax assets as of December 31, 2000, 1999 and 1998, and as of June 30, 1998 was $17,833,626, $12,984,981, $2,136,016,
and $1,349,424, respectively. The net change in the total valuation allowance for the years ended December 31, 2000 and 1999, the six month period ended December 31, 1998 and the year ended June 30, 1998, was an increase of $4,848,645, $10,848,965, $786,592, and $1,211,946, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     An increase in the gross deferred tax assets and the related valuation allowance was generated by net operating losses which are not currently useable. This increase generates the principal differences between the expected amounts of tax benefits computed by applying the statutory Federal income tax rate to the Company's loss before income taxes for the years ended December 31, 2000 and 1999, the six month period ended December 31, 1998 and the year ended June 30, 1998. The Company recorded no tax benefit for these periods.

     The difference between the expected income tax benefit and the actual income tax benefit is due primarily to an approximately $5,000,000 higher gain on the disposal of discontinued operations for tax purposes.

     At December 31, 2000, the Company had net operating loss carryforwards of approximately $44,290,000 which expire beginning in 2012 through 2020. The amount of net operating loss carryforwards may be limited if the Company has an ownership change.

NOTE 9 - OTHER RELATED PARTY TRANSACTIONS

     The Company leases office space in North Palm Beach, Florida from Bombay Holdings, Inc. ("Bombay"), which is wholly owned by Peter C. Morse ("Morse"), a director and majority stockholder. Total rent paid to Bombay for the years ended December 31, 2000 and 1999, the six month period ended December 31, 1998, and the year ended June 30, 1998 was $287,164, $265,815, $99,192 and $164,552,
respectively.

     Morse has from time to time advanced capital to the Company. Such loans for the year ended December 31, 2000 and 1999, the six month period ended December 31, 1998 and the year ended June 30, 1998 amounted to $0, $0, $0, and $200,000, respectively. Interest rates for the loans were 6.5% - 7%. During 1997, certain stockholder loans were contributed to capital (Note 3).

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     Leases

     Bombay is wholly owned by Morse. The Company leases office space in North Palm Beach, Florida from Bombay on a month-to-month basis under the terms of lease agreements dated May 1, 1994 (amended July 28, 1998) and January 31, 1999. The lease requires the Company to pay a percentage of the common maintenance charges and lease payments are subject to an annual increase based on the consumer price index of the Fort Lauderdale/Miami region.

     The Company leases office space in New York City under the terms of a lease entered into on October 7, 1999 expiring September 30, 2006. Facilities leased in Los Angeles, California are on a month-to-month basis.

      Total rent expense for the years ended December 31, 2000 and 1999, the six month period ended December 31, 1998, and the year ended June 30, 1998, amounted to $562,702, $485,718, $109,872, and $164,552, respectively.

      Future minimum lease payments under non-cancelable operating leases and future minimum capital lease payments as of December 31, 2000 were:

                                                                                                Operating      Capital
                                                                                                 Leases        Leases
                                                                                                 ------        ------
Year Ending December 31,
-----------------------
       2001                                                                                      $ 154,720    $ 232,331
       2002                                                                                        160,136       37,683
       2003                                                                                        165,740        3,518
       2004                                                                                        171,541            -
       2005                                                                                        177,545            -
 Thereafter                                                                                        136,624            -
                                                                                                 ---------    ---------
Total minimum lease payments                                                                     $ 966,306      273,532
                                                                                                 =========
Less amount representing interest at rates ranging from 3.94% to 23.23%                                         (18,066)
                                                                                                              ---------
Present value of net minimum capital lease payments                                                             255,466
Less current installments                                                                                      (214,651)
                                                                                                              ---------
Obligations under capital leases, excluding current installments, included in other liabilities               $  40,815
                                                                                                              =========

     The above minimum lease payments have not been reduced by minimum sublease rentals of approximately $105,600 due in 2001 and 2002 under a non-cancelable sublease.

     Distribution Agreements

     The Company has various agreements with advertisers, content providers and other web sites that require it to feature such parties exclusively in certain sections of its Web site.

     Legal Proceedings

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

     On March 28, 2000, a purported class-action lawsuit was filed against the Company and others in the United States District Court for the Southern District of New York. The suit alleges that the Company violated federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's financial results for the quarter ended March 31, 1999, and other financial information, in the Company's registration statement and prospectus filed with the Securities and Exchange Commission in connection with the Company's initial public offering. The action, which seeks an unspecified amount of money damages, was filed purportedly on behalf of all stockholders who purchased shares of the Company's common stock during the period from May 13, 1999, through March 27, 2000. The Company has filed a motion to dismiss this complaint and the motion has been submitted to the court however, no decision has been rendered. If the motion is denied the Company intends to vigorously defend against the lawsuit. The Company has accrued an appropriate amount and, in the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity. Damages, if any, would be substantially covered by insurance.

     In July 2000, the Company sold its former wholly owned subsidiary, Professional Direct Agency, Inc. ("Pivot"), for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and its former owner. In March 2001, the case was dismissed based on a technical deficiency.

     Other Commitments

     On February 25, 2000, the Company announced that William P. Anderson resigned as its President and Chief Executive Officer and as a director. Under the terms of his Executive Employment Agreement entered into on March 10, 1999, Mr. Anderson received cash compensation totaling approximately $150,000 and continued to vest in his stock options through November 15, 2000, which resulted in a noncash charge of approximately $860,000. Both the cash charge ($150,000) and the noncash charge ($860,000) were recorded in the quarter ended March 31, 2000.

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

NOTE 11 - SEGMENT INFORMATION

     The Company elected to change the reporting of its business segments as of July 1, 2000, and restated its prior periods to conform with this revised segment reporting. The Company formerly reported operating in three business divisions consisting of six reportable segments. The three business divisions consisted of online publishing, print publishing and licensing and insurance sales. The online publishing division is primarily engaged in the sale of advertising, sponsorships and hyperlinks in connection with our Internet site Bankrate.com, and our former separate sites theWhiz.com, IntelligentTaxes.com, GreenMagazine.com, Consejero.com and CPNet.com. Bankrate.com, theWhiz.com, Consejero.com and Greenmagazine.com constituted segments within this division. CPNet.com was sold on May 17, 2000 and Consejero.com was shut down on August 31, 2000, while theWhiz.com and IntelligentTaxes.com were incorporated into channels of Bankrate.com. GreenMagazine.com was shut down in December 2000. The former insurance division, which was sold on July 14, 2000, constituted a segment and operated through a virtual insurance agency and fulfillment/call center specializing in direct insurance sales on the Internet and through other direct media.

     The Company currently operates in two reportable business segments: online publishing, and print publishing and licensing. The online publishing division is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with our Internet site Bankrate.com. The print publishing and licensing division and segment is primarily engaged in the sale of advertising in the Consumer Mortgage Guide rate tables, newsletter subscriptions, and licensing of research information. The Company also charges a commission for the placement of the Consumer Mortgage Guide in print publications. The Company evaluates the performance of its operating segments based on segment profit
(loss).

     Although no one customer accounted for greater than 10% of total revenues for the years ended December 31, 2000 and 1999, the six months ended December 31, 1998, and the year ended June 30, 1998, the five largest customers accounted for approximately 21%, 14%, 18% and 13%, respectively, of total revenue for those periods. No revenues were generated outside of the United States.

     Summarized segment information as of December 31, 2000, 1999 and 1998, and June 30, 1998, for the years ended December 31, 2000 and 1999, and for the six months ended December 31, 1998, and for the year ended June 30, 1998, respectively, is presented below.

                                                                   Print
                                                  Online         Publishing
                                                Publishing      and Licensing     Other           Total
                                                ----------      -------------     -----           -----
Year Ended December 31, 2000:
Revenue                                        $ 12,282,795      $ 2,921,970    $         -    $ 15,204,765
Cost of revenue                                   7,114,258        1,982,885              -       9,097,143
Gross margin                                      5,168,537          939,085              -       6,107,622
Sales                                             3,234,148                -              -       3,234,148
Marketing                                         3,873,796                -              -       3,873,796
Product development                               1,358,100          582,043              -       1,940,143
General and administrative expenses               5,788,196        1,376,961              -       7,165,157
Restructuring and impairment charges                      -                -      2,285,422       2,285,422
Depreciation and amortization                       611,439          262,045              -         873,484
Goodwill amortization                               231,214                -              -         231,214
Noncash based stock compensation                          -                -      1,311,912       1,311,912
Other income (expense), net                               -                -        230,459         230,459
Segment profit (loss)                            (9,928,356)      (1,281,964)    (3,366,875)    (14,577,195)
Discontinued operations                                   -                -     (2,343,365)     (2,343,365)
Net loss                                         (9,928,356)      (1,281,964)    (5,710,240)    (16,920,560)
Total assets                                    $ 2,714,672      $ 1,029,069    $ 8,890,649    $ 12,634,390

                                                                    Print
                                                  Online          Publishing
                                                Publishing      and Licensing       Other          Total
                                                ----------      -------------       -----          -----
Year Ended December 31, 1999:
Revenue                                         $ 8,496,905      $ 3,472,780    $         -    $ 11,969,685
Cost of revenue                                   5,627,713        2,387,229              -       8,014,942
Gross margin                                      2,869,192        1,085,551              -       3,954,743
Sales                                             2,976,439                -              -       2,976,439
Marketing                                        16,459,113                -              -      16,459,113
Product development                               1,411,682          605,007              -       2,016,689
General and administrative expenses               4,372,341        1,787,025              -       6,159,366
Depreciation and amortization                       295,254          126,538              -         421,792
Noncash based stock compensation                          -                -      3,305,104       3,305,104
Other income (expense), net                               -                -     (1,782,644)     (1,782,644)
Segment profit (loss)                           (22,831,866)      (1,433,019)    (5,087,748)    (29,352,633)
Discontinued operations                                   -                -     (2,135,697)     (2,135,697)
Net loss                                        (22,831,866)      (1,433,019)    (7,223,445)    (31,488,330)
Total assets                                    $ 4,861,765      $ 1,365,422    $26,372,389    $ 32,599,576

                                                                    Print
                                                   Online         Publishing
                                                 Publishing     and Licensing        Other        Total
                                                ----------      -------------        -----        -----
Six Months Ended December 31, 1998:
Revenue                                         $ 1,808,877      $ 1,660,314    $         -    $ 3,469,191
Cost of revenue                                   1,424,255        1,100,693              -      2,524,948
Gross margin                                        384,622          559,621              -        944,243
Sales                                               837,697                -              -        837,697
Marketing                                           304,919                -              -        304,919
Product development                                 315,263          135,113              -        450,376
General and administrative expenses                 454,179          416,878              -        871,057
Depreciation and amortization                        68,944           29,547              -         98,491
Goodwill amortization                                     -                -              -              -
Noncash based stock compensation                          -                -        669,000        669,000
Other income (expense), net                               -                -        192,079        192,079
Segment profit (loss)                            (1,596,380)         (21,917)      (476,921)    (2,095,218)
Total assets                                    $ 1,117,111        $ 349,141    $ 1,633,100    $ 3,099,352

                                                                    Print
                                                   Online         Publishing
                                                 Publishing     and Licensing        Other        Total
                                                ----------      -------------        -----        -----
Year Ended June 30, 1998:
Revenue                                         $ 1,281,284        $ 2,559,293  $         -    $ 3,840,577
Cost of revenue                                   1,339,540          1,961,714            -      3,301,254
Gross margin                                        (58,256)           597,579            -        539,323
Sales                                               705,595                  -            -        705,595
Marketing                                           145,632                  -            -        145,632
Product development                                 488,437            209,330            -        697,767
General and administrative expenses                 555,049          1,108,679            -      1,663,728
Depreciation and amortization                        46,666             20,000            -         66,666
Noncash based stock compensation                          -                  -       88,563         88,563
Other income (expense), net                               -                  -       46,135         46,135
Segment profit (loss)                            (1,999,635)          (740,430)     (42,428)    (2,742,493)
Total assets                                    $   651,904        $   205,568  $   910,427    $ 1,767,899

NOTE 12 - SUBSEQUENT EVENTS (Unaudited)

     On January 29, 2001, the Company announced that its common stock was removed from the Nasdaq National Market and immediately became eligible for trading on the OTC Bulletin Board under the symbol "RATE". Nasdaq's decision to delist the Company's common stock from the Nasdaq National Market was based on the Company's net tangible assets, as defined by Nasdaq, falling below the required $4,000,000 minimum amount.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G(3) of the Form 10-K, the information relating to the directors of Bankrate, Inc., including directors who are executive officers of the Company, is set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 4A of this report.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934:
Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require Bankrate, Inc.'s directors and executive officers and any persons who own more than 10% of Bankrate, Inc.'s Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. with respect to their ownership of Bankrate, Inc.'s Common Stock. Directors, executive officers and persons owning more than 10% of Bankrate, Inc.'s Common Stock are required by Securities and Exchange Commission regulations to furnish Bankrate, Inc. with copies of all
Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, Bankrate, Inc. believes that during fiscal 2000, all filing requirements applicable to its directors and executive officers were complied with in a timely manner except that G. Cotter Cunningham, Robert J. DeFranco, Joseph Jones and Procopia Skoran filed a late Form 4. Bankrate, Inc. is not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of the Company's Common Stock.

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

The Company will furnish any exhibit upon request to Robert J. DeFranco, Secretary, Bankrate, Inc., 11811 U.S. Highway One, Suite 101, North Palm Beach, Florida 33408.

3.1   Amended and Restated Articles of Incorporation. (1)

3.2   Articles of Amendment to Amended and Restated Articles of
      Incorporation.(5)

3.3   Amended and Restated Bylaws.(1)

4.1 See exhibits 3.1 and 3.3 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the registrant defining rights of the holders of common stock of the registrant.

4.2   Specimen Stock Certificate. *

10.1 Lease Agreement dated May 1, 1994, between the registrant and Bombay Holdings, Inc. as amended. (1)

10.2 Lease Agreement dated October 6, 1997, between the registrant and Bombay Holdings, Inc.(1)

10.3 Lease Agreement dated January 31, 1999, between the registrant and Bombay Holdings, Inc.(1)

10.4 Professional Employer Agreement dated February 25, 1999, between the registrant and Vincam Human Resources, Inc.(1)

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

10.9 Cancellation and Stock Repurchase Agreement, dated as of March 10, 1999, by the registrant in favor of William P. Anderson, III.(1)

10.10 Agreement of Cancellation and Release, dated as of March 10, 1999, between the registrant and William P. Anderson, III.(1)

10.11 Incentive Stock Option Grant Agreement, dated as of March 10, 1999, between the registrant and William P. Anderson, III.(1)

10.12 Executive Employment Agreement, dated as of March 10, 1999, between ilife.com and William P. Anderson, III.(1)

10.13 Stock Purchase Agreement dated August 20, 1999, by and between the registrant, the shareholders of Professional Direct Agency, Inc., and The Midland Life Insurance Company.(2)

10.14 Asset Purchase Agreement dated August 27, 1999, by and among the registrant, Green Magazine, Inc., Kenneth A. Kurson, John F. Packel, and James Michaels.(3)

10.15 Lease Agreement dated September 27, 1999 between WK3 Investors, LTD and registrant. (4)

10.16 Purchase and Sale Agreement dated September 27, 1999 by and between registrant and Workplace Holdings, LTD. (4)

10.17 Stock Purchase Plan and Subscription Agreement, dated April 5, 2000, between Jeffrey Cunningham and ilife.com, Inc. (6)

10.18 Stock Option Grant to Jeffrey Cunningham dated April 5, 2000 under the ilife.com, Inc. 1999 Equity Compensation Plan for 125,622 shares of common stock. (6)

10.19 Stock Option Grant to Jeffrey Cunningham dated April 5, 2000 under the ilife.com, Inc. 1999 Equity Compensation Plan for 141,905 shares of common stock. (6)

10.20 Executive Employment Agreement dated April 27, 2000 between Elisabeth DeMarse and ilife.com, Inc. (6)

10.21 Stock Option Grant to Elisabeth DeMarse dated April 27, 2000 under the ilife.com, Inc. 1999 Equity Compensation Plan for 541,936 shares of common stock. (6)

10.22 Asset Sale and Assignment Agreement dated May 17, 2000 between ilife.com, Inc. and Colleges.com, Inc. (6)

10.23 Stock Purchase Agreement dated July 14, 2000 by and between ilife.com, Inc. and Signet Insurance Services, Inc. (7)

23.1  Consent of KPMG LLP.*

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

(4) The Exhibit is incorporated by reference to Exhibits filed in response to
    Item 14. (A) (3), "Exhibits" included with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended, filed on March 29, 2000.

(5) The Exhibit is incorporated by reference to Exhibit 2.2 included with the registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2000 filed on November 13, 2000.

(6) The Exhibit is incorporated by reference to Exhibits filed in response to
    Item 6.(a), "Exhibits" included with the registrant's Quarterly Report on Form 10-Q for the Quarterly period ending June 30, 2000 filed on August 14, 2000.

(7) The Exhibit is incorporated by reference to Exhibit 2.1 included with the registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2000 filed on November 13, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 27th day of March, 2001.

                        BANKRATE, INC.


                        By: /s/ Elisabeth DeMarse

                            Elisabeth DeMarse
                            President and Chief
                            Executive Officer
                            (Principal Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


    Signature                         Title                        Date

/s/ Elisabeth DeMarse           President and                   March 27, 2001
------------------------        Chief Executive Officer
Elisabeth DeMarse               (Principal Executive Officer)


/s/ Robert J. DeFranco          Senior Vice President           March 27, 2001
------------------------        Chief Financial Officer
Robert J. DeFranco


/s/ G. Cotter Cunningham        Senior Vice President           March 27, 2001
------------------------        Chief Operating Officer
G. Cotter Cunningham


/s/ Jeffrey M. Cunningham       Chairman of the Board           March 27, 2001
------------------------
Jeff M. Cunningham


/s/ Bruns H. Grayson            Director                        March 27, 2001
------------------------
Bruns H. Grayson


/s/ Bill Martin                 Director                        March 27, 2001
------------------------
Bill Martin


/s/ Peter C. Morse              Director                        March 27, 2001
------------------------
Peter C. Morse


/s/ Robert P. O'Block           Director                        March 27, 2001
------------------------
Robert P. O'Block


/s/ Randall E. Poliner          Director                        March 27, 2001
------------------------
Randall E. Poliner