Form 10-Q
period 2001-03-31
BANKRATE INC
filed 2001-05-11
CIK 1080866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[Mark One]
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2001

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

The number of outstanding shares of the issuer's common stock as of April 30, 2001, is as follows: 13,996,950 shares of Common Stock, $.01 par value.

================================================================================

                         Bankrate, Inc. and Subsidiary
       Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001
                                     Index




PART I.  FINANCIAL INFORMATION                                                                             PAGE NO.
Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000....................    3

         Condensed Consolidated Statements of Operations for the three months ended
           March 31, 2001 and 2000........................................................................    4

         Condensed Consolidated Statements of Cash Flows for the three months ended
           March 31, 2001 and 2000........................................................................    5

         Notes to Condensed Consolidated Financial Statements.............................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of  Operations.................................................................................   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................   19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................   19

Item 2.  Changes in Securities and Use of Proceeds........................................................   20

Item 3.  Defaults Upon Senior Securities..................................................................   20

Item 4.  Submission of Matters to a Vote of Security Holders..............................................   20

Item 5.  Other Information................................................................................   20

Item 6.  Exhibits and Reports on Form 8-K.................................................................   20

Signatures................................................................................................   20


Part I. FINANCIAL INFORMATION

Item 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         Bankrate, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                         March 31,     December 31,
                                                                           2001           2000
                                                                       ------------   -------------
                             Assets

Cash and cash equivalents                                              $  8,099,277   $  8,890,649
Accounts receivable, net of allowance for doubtful accounts
  of $300,000 at March 31, 2001 and December 31, 2000, respectively       1,459,177      1,218,867
Other current assets                                                        316,598        572,185
                                                                       ------------   ------------
      Total current assets                                                9,875,052     10,681,701

Furniture, fixtures and equipment, net                                    1,546,201      1,730,455
Intangible assets, net                                                       81,996         88,425
Other assets                                                                153,943        133,809
                                                                       ------------   ------------

      Total assets                                                     $ 11,657,192   $ 12,634,390
                                                                       ============   ============

                     Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable                                                     $    536,214   $    772,181
  Other accrued expenses                                                  1,788,737      2,016,236
  Deferred revenue                                                          332,626        463,224
  Current portion of obligations under capital leases                       179,582        214,651
  Other current liabilities                                                 184,192        158,672
                                                                       ------------   ------------
      Total current liabilities                                           3,021,351      3,624,964

10% Convertible subordinated note payable                                 4,350,000      4,350,000
Accrued stock compensation expense                                        2,619,247      2,452,424
Accrued interest                                                            701,613        592,863
Other liabilities                                                            16,325         40,815
                                                                       ------------   ------------

      Total liabilities                                                  10,708,536     11,061,066
                                                                       ------------   ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized and undesignated                  -              -
  Common stock, par value $.01 per share--100,000,000 shares
    authorized; 13,996,950 shares issued and outstanding                    139,969        139,969
  Additional paid in capital                                             60,586,991     60,586,991
  Accumulated deficit                                                   (59,778,304)   (59,153,636)
                                                                       ------------   ------------
      Total stockholders' equity                                            948,656      1,573,324
                                                                       ------------   ------------

      Total liabilities and stockholders' equity                       $ 11,657,192   $ 12,634,390
                                                                       ============   ============

    See accompanying notes to condensed consolidated financial statements.

                         Bankrate, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                                  (Unaudited)



                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                           2001           2000
                                                                                        -----------    -----------
Revenue:
   Online publishing                                                                    $ 3,960,916    $ 3,014,399
   Print publishing and licensing                                                           784,759        741,889
                                                                                        -----------    -----------
     Total revenue                                                                        4,745,675      3,756,288
                                                                                        -----------    -----------
Cost of revenue:
   Online publishing                                                                        948,361      2,407,150
   Print publishing and licensing                                                           525,488        534,738
                                                                                        -----------    -----------
     Total cost of revenue                                                                1,473,849      2,941,888
                                                                                        -----------    -----------

Gross margin                                                                              3,271,826        814,400
                                                                                        -----------    -----------

Operating expenses:
   Sales                                                                                    858,533        910,805
   Marketing                                                                              1,081,391      1,824,940
   Product development                                                                      366,107        594,475
   General and administrative expenses                                                    1,387,623      2,837,723
   Depreciation and amortization                                                            194,465        223,251
   Goodwill amortization                                                                          -         73,593
                                                                                        -----------    -----------
                                                                                          3,888,119      6,464,787
                                                                                        -----------    -----------
     Loss from operations                                                                  (616,293)    (5,650,387)
                                                                                        -----------    -----------
Other income (expense):
   Interest income                                                                          114,345        247,605
   Interest expense                                                                        (122,720)      (123,569)
                                                                                        -----------    -----------
     Other income (expense), net                                                             (8,375)       124,036
                                                                                        -----------    -----------
   Loss before income taxes and discontinued operations                                    (624,668)    (5,526,351)
Income taxes from continuing operations                                                           -              -
                                                                                        -----------    -----------
   Loss before discontinued operations                                                     (624,668)    (5,526,351)
                                                                                        -----------    -----------
Discontinued operations:
   Loss from discontinued operations                                                              -     (1,586,515)
                                                                                        -----------    -----------
   Net loss                                                                             $  (624,668)   $(7,112,866)
                                                                                        ===========    ===========

Basic and diluted net loss per share:
   Loss before discontinued operations                                                  $     (0.04)   $     (0.41)
   Discontinued operations                                                                        -          (0.12)
                                                                                        -----------    -----------
   Net loss                                                                             $     (0.04)   $     (0.53)
                                                                                        ===========    ===========

Weighted average shares outstanding used in
  basic and diluted per-share calculation                                                13,996,950     13,543,678
                                                                                        ===========    ===========

  See accompanying notes to condensed consolidated financial statements.

                         Bankrate, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)




                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                                 2001         2000
                                                                                              ----------    ----------
 Cash flows from operating activities:
 Continuing operations-
   Net loss                                                                                   $ (624,668)   $(5,526,337)
                                                                                              ----------    -----------
   Adjustments to reconcile net loss to net cash used
    in operating activities:
    Loss from discontinued operations                                                                  -      1,586,515
    Depreciation and amortization                                                                194,465        296,844
    Provision for doubtful accounts                                                               14,829         74,584
    Noncash stock compensation                                                                   166,824        918,040
    Changes in operating assets and liabilities:
     Accounts receivable                                                                        (255,139)      (281,894)
     Other assets                                                                                235,453         49,572
     Accounts payable                                                                           (235,967)      (691,311)
     Accrued expenses                                                                           (225,349)    (3,035,803)
     Other current liabilities                                                                   134,270        116,815
     Deferred revenue                                                                           (130,598)        81,037
                                                                                              ----------    -----------
       Total adjustments                                                                        (101,212)      (885,601)
                                                                                              ----------    -----------
       Net cash used in continuing operations                                                   (725,880)    (6,411,938)
       Net cash used in discontinued operations                                                        -     (3,080,126)
                                                                                              ----------    -----------
       Net cash used in operating activities                                                    (725,880)    (9,492,064)
                                                                                              ----------    -----------
 Cash flows used in investing activities:
   Purchases of equipment                                                                         (5,933)      (157,796)
                                                                                              ----------    -----------
       Net cash used in investing activities                                                      (5,933)      (157,796)
                                                                                              ----------    -----------
 Cash flows from financing activities:
   Principal payments on capital lease obligations                                               (59,559)       (50,917)
   Proceeds from exercise of stock options                                                             -          9,642
                                                                                              ----------    -----------
       Net cash used in financing activities                                                     (59,559)       (41,275)
                                                                                              ----------    -----------
       Net decrease in cash and cash equivalents                                                (791,372)    (9,691,135)
 Cash and equivalents, beginning of period                                                     8,890,649     22,491,794
                                                                                              ----------    -----------
 Cash and equivalents, end of period                                                          $8,099,277    $12,800,659
                                                                                              ==========    ===========

  Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                                   $   13,970    $    14,819
                                                                                              ==========    ===========

    See accompanying notes to condensed consolidated financial statements.

                         BANKRATE, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

     The Company

     Bankrate, Inc. (the "Company") is an Internet consumer finance marketplace which owns and operates a portfolio of Internet-based personal finance channels including banking, investing, taxes and small business finance. The Company's flagship Web site, Bankrate.com, is an aggregator of information on over 100 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and also through national and state publications. The Company's former wholly owned subsidiary, Professional Direct Agency, Inc. ("Pivot"), is a virtual insurance agency and fulfillment/call center specializing in direct insurance sales over the Internet and through other direct media (see Note 4). The Company is organized under the laws of the state of Florida.

     On September 20, 2000, the Company changed its name from ilife.com, Inc. to Bankrate, Inc.

     The Company has incurred net losses in each of its last five fiscal years. The Company had an accumulated deficit of approximately $60 million as of March 31, 2001. The Company anticipates that it will incur operating losses and negative cash flows in the foreseeable future.

     The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning in January 2000 compared to the second half of 1999, and has followed through with plans to sell or curtail development of certain under-performing, non-core business units. The Company sold CPNet.com in May 2000, sold Pivot in July 2000, shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000. These divestitures yielded cash to the Company of approximately $4,392,000 and will result in lower operating expenses. The Company reduced employment levels of continuing operations and began efforts to consolidate its physical locations. Based on these actions and the Company's current plan, the Company believes its existing liquidity and capital resources will be sufficient to satisfy its cash requirements into 2002. There are no assurances that such actions will ensure cash sufficiency through 2002 or that reducing marketing expenses would not potentially curtail revenue growth.

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

     Basis of Presentation

     The unaudited interim condensed consolidated financial statements for the three months ended March 31, 2001 and 2000, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2001, and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000, respectively. The results for the three months ended March 31, 2001 are unaudited and are not necessarily indicative of the expected results for the full year or any future period.

     The unuaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

     Consolidation

     Prior to the quarter ended June 30, 2000, the condensed consolidated financial statements included the accounts of the Company and it's former wholly owned subsidiary, Pivot. As more fully discussed in Note 5, Pivot was sold during the quarter ended September 30, 2000. Pivot's net assets and results of operations have been classified as discontinued operations in the accompanying condensed consolidated financial statements.

     Barter Revenue

     Online publishing revenue includes barter revenue which represents the exchange by the Company of advertising space on the Company's web site for reciprocal advertising space on other web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions". In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web site. Barter expense is recognized when the Company's advertisements are run on the other companies' Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering the advertising impressions, a liability is recorded. If the Company delivers advertising impressions to the other companies' Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. At March 31, 2001 and December 31, 2000, the Company recorded prepaid expenses of approximately $87,000 and $200,000, respectively, for barter advertising to be received. Barter revenue was approximately $873,000 and represented approximately 18% of total revenue for the quarter ended March 31, 2001. No barter revenue was recorded in the quarter ended March 31, 2000.

     Net Loss Per Share

     The Company computes net loss per share in accordance with the provisions of Statement of Financial Standards No. 128, "Earnings per Share" ("SFAS 128") and Staff Accounting Bulletin No. 98 ("SAB 98"). Under SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stock for the period by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share excludes common stock equivalents, consisting of outstanding stock options and a convertible subordinated promissory note payable, as the effect of their conversion to common stock would be antidilutive.

     Common stock equivalents that could potentially dilute basic earnings per share in the future were not included in diluted earnings per share because their effect on periods presented was antidilutive total 2,062,153 at March 31, 2001. The antidilutive shares do not include the shares issuable on assumed conversion of the 10% convertible subordinated note payable.

     Comprehensive Income

     No statements of comprehensive income (loss) have been included in the accompanying condensed consolidated financial statements since comprehensive income (loss) and net loss presented in the accompanying condensed consolidated statements of operations and statements of cash flows would be the same.

     Segment Reporting

     Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company currently operates in two reportable business segments: online publishing; and print publishing and licensing.

     Recent Accounting Pronouncements

     In September 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in September 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 is effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments: hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has not invested in derivative instruments nor has it participated in hedging activities as of March 31, 2001.

     Reclassification

     Certain amounts reported in prior periods have been reclassified to conform with the current presentation.

NOTE 2 - SEGMENT INFORMATION

     The Company elected to change the reporting of its business segments as of July 1, 2000, and restated its prior periods to conform with this revised segment reporting. The Company formerly reported operating in three business divisions consisting of six reportable segments. The three business divisions consisted of online publishing, print publishing and licensing and insurance sales. The online publishing division is primarily engaged in the sale of advertising, sponsorships and hyperlinks in connection with the Company's Internet site Bankrate.com, and its former separate sites theWhiz.com, IntelligentTaxes.com, GreenMagazine.com, Consejero.com and CPNet.com. Bankrate.com, theWhiz.com, Consejero.com and Greenmagazine.com constituted segments within this division. CPNet.com was sold on May 17, 2000 and Consejero.com was shut down on August 31, 2000, while theWhiz.com and IntelligentTaxes.com were incorporated into channels of Bankrate.com. GreenMagazine.com was shut down in December 2000. The former insurance division, which was sold on July 14, 2000, constituted a segment and operated through Pivot, a virtual insurance agency and fulfillment/call center specializing in direct insurance sales on the Internet and through other direct media.

     The Company currently operates in two reportable business segments: online publishing; and print publishing and licensing. The online publishing division is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with our Internet site Bankrate.com. The print publishing and licensing division and segment is primarily engaged in the sale of advertising in the Consumer Mortgage Guide rate tables, newsletter subscriptions, and licensing of research information. The Company evaluates the performance of its operating segments based on segment profit (loss).

     Although no one customer accounted for greater than 10% of total revenues for the quarters ended March 31, 2001 and 2000, the five largest customers accounted for approximately 23% and 27%, respectively, of total revenue for those periods. No revenues were generated outside of the United States.

     Summarized segment information as of March 31, 2001 and 2000, and for the three months ended March 31, 2001 and 2000, is presented below.

                                [SEGMENT TABLE]

                                                          Print
                                           Online       Publishing
                                         Publishing   and Licensing       Other          Total
                                        ------------  --------------  -------------  -------------
 Three Months Ended March 31, 2001
 Revenue                                $ 3,960,916      $  784,759   $          -    $ 4,745,675
 Cost of revenue                            948,361         525,488              -      1,473,849
 Gross margin                             3,012,555         259,271              -      3,271,826
 Sales                                      858,533               -              -        858,533
 Marketing                                1,081,391               -              -      1,081,391
 Product development                        256,275         109,832              -        366,107
 General and administrative expenses      1,158,162         229,461              -      1,387,623
 Depreciation and amortization              136,125          58,340              -        194,465
 Other income (expense), net                      -               -         (8,375)        (8,375)
 Segment profit (loss)                     (477,931)       (138,362)        (8,375)      (624,668)
 Total assets                           $ 2,794,572      $  763,343    $ 8,099,277    $11,657,192

                                                          Print
                                          Online        Publishing
                                        Publishing    and Licensing      Other          Total
                                        -----------   -------------   ------------   ------------
 Three Months Ended March 31, 2000
 Revenue                                $ 3,014,399      $  741,889   $          -    $ 3,756,288
 Cost of revenue                          2,407,150         534,738              -      2,941,888
 Gross margin                               607,249         207,151              -        814,400
 Sales                                      910,805               -              -        910,805
 Marketing                                1,824,940               -              -      1,824,940
 Product development                        416,132         178,343              -        594,475
 General and administrative expenses      2,277,256         560,467              -      2,837,723
 Depreciation and amortization              156,276          66,975              -        223,251
 Goodwill amortization                       73,593               -              -         73,593
 Other income (expense), net                      -               -        124,036        124,036
 Segment profit (loss)                   (5,051,753)       (598,634)       124,036     (5,526,351)
 Discontinued operations                          -               -     (1,586,515)    (1,586,515)
 Net loss                                (5,051,753)       (598,634)    (1,462,479)    (7,112,866)
 Total assets                           $ 4,939,824      $1,333,979    $16,560,424    $22,834,227


NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

     On March 28, 2000, a purported class-action lawsuit was filed against the Company and others in the United States District Court for the Southern District of New York. The suit alleges that the Company violated federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's financial results for the quarter ended March 31, 1999, and other financial information, in the Company's registration statement filed with the Securities and Exchange Commission in connection with the Company's initial public offering. The action, which seeks an unspecified amount of money damages, was filed purportedly on behalf of all stockholders who purchased shares of the Company's common stock during the period from May 13, 1999, through March 27, 2000. The Company filed a motion to dismiss this complaint and, on March 28, 2001, the suit was dismissed with prejudice. On April 25, 2001, plaintiffs appealed the decision to dismiss the suit to the United States Court of Appeals for the Second Circuit. The Company intends to vigorously defend against the lawsuit. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity. Damages, if any, would be substantially covered by insurance.

     In July 2000, the Company sold its former wholly owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency.

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

     On April 5, 2000, Jeffrey M. Cunningham was elected to the Company's Board of Directors as non-executive chairman. In accordance with the terms of a Stock Purchase Plan and Subscription Agreement (the "Purchase Agreement") entered into on that date, Mr. Cunningham purchased 431,499 shares of the Company's common stock for $997,840 in cash (or $2.313 per share). The purchase price of the shares is equal to the closing price per share of the Company's common stock on April 5, 2000, as reported by the Nasdaq National Market. In addition, on April 5, 2000, Mr. Cunningham was granted stock options under the 1999 Equity Compensation Plan to purchase 141,905 shares of common stock at $4.50 per share and 125,622 shares at $3.75 per share. One-half of the options vest and become exercisable on March 31, 2001, and the balance vest and become exercisable in equal monthly increments commencing on April 30, 2001 and concluding on March 31, 2002. The Company will recognize compensation expense of approximately $217,000 over the vesting period.

     On April 27, 2000, Elisabeth DeMarse was elected to the Company's Board of Directors as well as elected President and Chief Executive Officer of the Company. Ms. DeMarse entered into an employment agreement with the Company on that date. Pursuant to the terms of her employment agreement, Ms. DeMarse is entitled to receive an annual base salary of $300,000 and a bonus of $100,000 payable in quarterly installments. The Company has agreed to provide other benefits, including $500,000 in term life insurance and participation in the Company's benefit plans available to other executive officers. Under the terms of the employment agreement, Ms. DeMarse agrees to assign to the Company all of her copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of her employment and for a period of one year thereafter, Ms. DeMarse agrees not to compete with the Company and not to recruit any of the Company's employees, unless the Company terminates her without cause or she resigns for good reason. Upon Ms. DeMarse's termination of employment for certain reasons (i.e., without cause, disability, resignation for good reason (as defined in the agreement), or a change of control), the Company agrees to pay her a severance equal to 12 months' base salary, as well as reimburse her for health, dental and life insurance coverage premiums for one year after such termination. The agreement terminates on April 27, 2002, unless otherwise extended by the parties. Ms. DeMarse was also granted options to purchase 541,936 shares of the Company's common stock under the 1999 Equity Compensation Plan at $2.688 per share, the fair market value on the date of grant. The options vest over a 24 month period. The options vest as to 25% of the shares six months from the date of grant; and as to the remaining 75%, in equal monthly installments over the next 18 months thereafter, with 100% vesting on the second anniversary of the date of grant.

NOTE 4 - DIVESTITURES

     Professional Direct Agency, Inc. ("Pivot")

     On July 14, 2000, the Company sold Pivot for $4,350,000 in cash. The Company retained the $4,350,000 five-year convertible subordinated note to the holder. The note bears interest at 10% and is due in one payment on August 20, 2004. Interest is due beginning on August 20, 2002 and thereafter every six months until conversion or payment in full. The note is convertible at any time by the holder into 625,000 shares of our common stock and has other rights and privileges not disclosed herein. Pivot's results of operations have been classified as discontinued operations in the accompanying condensed consolidated statements of operations. The Company recorded a gain on the sale of $871,212 in the quarter ended September 30, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Bankrate, Inc. has included in this filing certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by words such as "expects", "anticipates", "intends", "believes", "may", "could", "should", "would" or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Important factors that could cause actual results to differ materially from those in forward-looking statements include but are not limited to the following - we have a history of losses and could run out of cash; our success depends on Internet advertising revenue, interest rate activity and mortgage refinancing, establishing and maintaining distribution agreements and increasing brand awareness of our Web site; we use barter transactions which do not generate cash revenue; our markets are highly competitive; our Web site may encounter technical problems and service interruptions; we rely on the protection of our intellectual property; we may face liability for information on our Web site; future government regulation of the Internet is uncertain and subject to change; our ownership is heavily concentrated in our management; our success depends on retaining management and key employees; our rapid growth may strain our operations; our new managers must work together effectively as a team;

our Articles of Incorporation and By Laws, as well as Florida law, may prevent or delay a future takeover; we may encounter difficulties with future acquisitions; our results of operation may fluctuate significantly; and our stock price may be volatile in the future. Additional information concerning these and other risk factors are set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and in this Quarterly Report on Form 10-Q.

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

     The Company has incurred net losses in each of its last five fiscal years. We had an accumulated deficit of approximately $60 million as of March 31, 2001. We anticipate that we will incur operating losses and negative cash flows in the foreseeable future.

     The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning in January 2000 compared to the second half of 1999, and has followed through with plans to sell or curtail development of certain under-performing, non-core business units. The Company sold CPNet.com in May 2000, sold Pivot in July 2000, shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in

December 2000. These divestitures yielded cash to the Company of approximately $4,392,000 and will result in lower operating expenses. The Company reduced employment levels of continuing operations and began efforts to consolidate its physical locations. Based on these actions and the Company's current plan, the Company believes its existing liquidity and capital resources will be sufficient to satisfy its cash requirements into 2002. There are no assurances that such actions will ensure cash sufficiency through 2002 or that reducing marketing expenses would not potentially curtail revenue growth.

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

     Further, due to the legal matters discussed in Note 3 to the condensed consolidated financial statements included herein and Legal Proceedings, which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending these matters which may impact the operations of the Company.

Recent Developments

     On August 20, 1999, the Company acquired Pivot pursuant to a Stock Purchase Agreement, dated August 20, 1999, by and between the Company, the shareholders of Pivot and The Midland Life Insurance Company ("Midland"), a note and warrant holder of Pivot, for approximately $4,744,000 including acquisition costs. Pursuant to the Stock Purchase Agreement, the Company acquired a 100% interest in Pivot and as a result of the acquisition, Pivot became a wholly owned subsidiary of the Company. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $4,609,000) was recorded as goodwill and was amortized over three years, the expected benefit period.

      The total consideration paid in connection with the acquisition of Pivot consisted of $290,000 in cash paid to the Pivot shareholders and a $4,350,000 five-year convertible subordinated note to Midland. The note bears interest at 10% and is due in one payment on August 20, 2004. Interest is due beginning on August 20, 2002 and thereafter every six months until conversion or payment in full. The note is convertible at any time by Midland into 625,000 shares of our common stock. The Company has the right to require conversion beginning any time after the earlier of (1) August 20, 2000 or (2) the date that the Company files a registration statement under the Securities Act of 1933, as amended (the "Act"), registering the conversion shares for sale under the Act; provided that, within the 55-day period immediately prior to the date the Company notifies Midland of the required conversion, the closing price of our common stock has been at least $10.00 per share for at least twenty consecutive trading days.

     On July 14, 2000, the Company sold Pivot for $4,350,000 in cash. The Company retained the convertible subordinated note to the holder. Pivot's results of operations have been classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The Company recorded a gain on the sale of $871,212 in the quarter ended September 30, 2000.

     On August 27, 1999, the Company acquired certain assets and assumed certain liabilities of Green Magazine, Inc. ("Green") pursuant to an Asset Purchase Agreement, dated August 27, 1999, by and among the Company, Green, Kenneth A. Kurson, John F. Packel and James Michaels, for approximately $831,000 including acquisition costs. Pursuant to the Asset Purchase Agreement, the Company acquired the rights to all agreements, contracts, commitments, licenses, copyrights, trademarks and the subscriber/customer list of Green. Kenneth A. Kurson and John F. Packel were also employed by the Company. The total consideration paid was approximately $784,000 consisting of $200,000 in cash and 100,000 unregistered shares of the Company's common stock valued at approximately $584,000. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $883,000) was recorded as goodwill and was being amortized over three years, the expected benefit period.

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

     Online publishing revenue also includes barter revenue which represents the exchange by the Company of advertising space on the Company's web site for reciprocal advertising space or traffic on other web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions". In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web site. Barter expense is recognized when the Company's advertisements are run on the other companies' Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering the advertising impressions, a liability is recorded. If the Company delivers advertising impressions to the other companies' Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. At March 31, 2001 and December 31, 2000, the Company recorded prepaid expenses of approximately $87,000 and $200,000, respectively, for barter advertising to be received. Barter revenue was approximately $873,000 and represented approximately 18% of total revenue for the quarter ended March 31, 2001. No barter revenue was recorded in the quarter ended March 31, 2000.

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

Results of Operations

     As discussed in Recent Developments above, the Company sold its wholly-owned online insurance subsidiary, Pivot, on July 14, 2000 for $4,350,000 in cash. Pivot's results of operations for the three months ended March 31, 2000 have been classified as discontinued operations in the condensed consolidated financial statements included herein.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Total revenue for the three months ended March 31, 2001 of $4,745,675 increased $989,387, or 26%, over the comparable period in 2000. Online publishing revenue increased $946,517, or 31%, to $3,960,916 and represented 83% of total revenue in 2001 compared to 80% in 2000. These increases were due to higher levels of advertising sales and higher advertising rates in 2001 compared to 2000 facilitated by an increase in advertising inventory (approximately 165% higher available inventory in 2001 compared to 2000). Excluding barter revenue, total revenue and online revenue for the three months ended March 31, 2001 was $116,414, or 3%, and $73,544, or 2%, respectively, higher than the comparable amounts reported in 2000. Excluding barter revenue, total revenue for the quarter ended March 31, 2001 was $613,763, or 19%, higher than the quarter ended December 31, 2000. Our revenue, excluding barter revenue, for 2001 is projected to be relatively flat compared to 2000.

     Print publishing and licensing revenue increased $42,870, or 6%, to $784,759 during the three months ended March 31, 2001 compared to the same period in 2000 due primarily to an increase in Consumer Mortgage Guide revenues. This increase was a result of declining interest rates which boosted the refinance markets and caused more advertisers to publish their rates.

     Online publishing costs of $948,361 for the three months ended March 31, 2001 decreased $1,458,789, or 61%, from for the comparable period in 2000. This decrease was due primarily to costs of approximately $1,100,000 incurred during the three months ended March 31, 2000 for theWhiz.com, Consejero.com, CPNet.com, GreenMagazine.com, ilife.com, and IntelligentTaxes.com. CPNet.com was sold in May 2000 and Consejero.com was sold in August 2000. IntelligentTaxes.com, ilife.com and theWhiz.com were integrated into Bankrate.com beginning in June 2000 and GreenMagazine.com was shut down in December 2000. Additionally, costs in both Bankrate.com and Research were lower by approximately $200,000 due to a decrease in full-time equivalent headcount of 16, or 25%.

     Marketing expenses of $1,081,391 for the three months ended March 31, 2001 were $743,549, or 41%, lower than the comparable quarter in 2000. Excluding barter expenses of $985,661, marketing expenses were $1,729,210, or 95%, lower than the same period in 2000. This reduction is a direct result of the Company's strategic initiatives to control costs and curtail certain expenditures.

     General and administrative expenses of $1,387,623 for the three months ended March 31, 2001 were $1,450,100, or 51%, lower than the comparable period in 2000. Noncash compensation expense was $157,645 during the quarter ended March 31, 2001 compared to $896,364 in the comparable quarter in 2000. In 2000, the Company recorded approximately $860,000 of noncash charges upon the resignation of the Company's former president and chief executive officer related to the continued vesting of stock options under the terms of an employment agreement. Human resource costs were approximately $381,000, or 41%, lower in 2001 due to lower full-time equivalent headcount of 12, or 36%. The remaining decrease of approximately $331,000 is due primarily to lower consulting and professional fees and other expenses in line with the Company's effort to reduce costs and curtail expenses.

     Depreciation and amortization of $194,465 for the three months ended March 31, 2001 was $28,786, or 13%, lower compared to the same period in 2000 due to the sale of assets and non-core business units in connection with the Company's restructuring plan and strategic initiatives. Goodwill amortization of $73,593 is a result of the Green Magazine.com acquisition in the third quarter of 1999.

     Interest income of $114,345 for the three months ended March 31, 2001 was down from $247,605 in the comparable 2000 period due to declining cash balances.

Liquidity and Capital Resources

     Bankrate, Inc. has funded its operations using capital raised from stockholders, from the proceeds of its initial public offering of common stock in May 1999, and from its operating revenue. As of March 31, 2001, the Company had working capital of $6,853,701. Cash used in operating activities for the three months ended March 31, 2001 was $725,880, and was the result of funding current operating losses and working capital needs.

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

     The Company has incurred net losses in each of its last five fiscal years. The Company had an accumulated deficit of approximately $60 million as of March 31, 2001 and anticipates that it will incur operating losses and negative cash flows in the foreseeable future.

      The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning in January 2000 compared to the second half of 1999, and has followed through with plans to sell or curtail development of certain under-performing, non-core business units. The Company sold CPNet.com in May 2000, sold Pivot in July 2000, shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000. These divestitures yielded cash to the Company of approximately $4,392,000 and will result in lower operating expenses. The Company reduced employment levels of continuing operations and began efforts to consolidate its physical locations. Based on these actions and the Company's current plan, the Company believes its existing liquidity and capital resources will be sufficient to satisfy its cash requirements into 2002. There are no assurances that such actions will ensure cash sufficiency through 2002 or that reducing marketing expenses would not potentially curtail revenue growth.

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

     Further, due to the legal matters discussed in Note 3 to the condensed consolidated financial statements included herein and Legal Proceedings, which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending these matters which may impact the operations of the Company.

Recent Accounting Pronouncements

     In September 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in September 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 is effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments: hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has not invested in derivative instruments nor has it participated in hedging activities as of March 31, 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk as the interest paid on such investments fluctuates with the prevailing interest rates. As of March 31, 2001, all of our cash equivalents mature in less than three months.

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

     On March 28, 2000, a purported class-action lawsuit was filed against the Company and others in the United States District Court for the Southern District of New York. The suit alleges that the Company violated federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's financial results for the quarter ended March 31, 1999, and other financial information, in the Company's registration statement filed with the Securities and Exchange Commission in connection with the Company's initial public offering. The action, which seeks an unspecified amount of money damages, was filed purportedly on behalf of all stockholders who purchased shares of the Company's common stock during the period from May 13, 1999, through March 27, 2000. The Company filed a motion to dismiss this complaint and, on March 28, 2001, the suit was dismissed with prejudice. On April 25, 2001, plaintiffs appealed the decision to dismiss the suit to the United States Court of Appeals for the Second Circuit. The Company intends to vigorously defend against the lawsuit. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity. Damages, if any, would be substantially covered by insurance.

     In July 2000, the Company sold its former wholly owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933, as amended (File No. 333-74291), relating to the Company's initial public offering of its common stock, was May 13, 1999. A total of 3,500,000 shares of the Company's common stock were sold to an underwriting syndicate at $13.00 per share ($12.09 per share after deducting underwriters' discounts and commissions). The managing underwriters were ING Baring Furman Selz LLC and Warburg Dillon Read LLC. The initial public offering resulted in gross proceeds of $45,500,000, $3,185,000 of which was applied to the underwriting discount and approximately $1,014,000 of which was applied to related expenses. As a result, the net proceeds of the offering to the Company were approximately $41,301,000. From the date of receipt through March 31, 2001, approximately $17,231,000 of the net proceeds was used for marketing, advertising and promotional expenditures, and the remainder was used for working capital or invested on short-term interest bearing investments. None of the net proceeds of the offering were paid directly or indirectly to any director or officer of the Company (other than payment of salaries and bonuses in the ordinary course of business) or any of their associates, or to any persons owning ten percent or more of the Company's common stock, or to any affiliates of the Company.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Item 5. OTHER INFORMATION

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        None.

(b)  Reports on Form 8-K:

        (1). A Form 8-K was filed on January 29, 2001, reporting under Item 5 that the Company's common stock was removed from the Nasdaq National market and immediately became eligible for trading on the OTC Bulletin Board under the symbol "RATE".


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Bankrate, Inc.



Dated: May 11, 2001                                By: /s/ ROBERT J. DEFRANCO
                                                       ------------------------
                                                       Robert J. DeFranco
                                                       Senior Vice President
                                                       Chief Financial Officer