Form 10-Q
period 2001-06-30
BANKRATE INC
filed 2001-08-10
CIK 1080866

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2001

                          Commission File No. 0-25681

                             [Bankrate, Inc. LOGO]

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No   [ ]

The number of outstanding shares of the issuer's common stock as of July 31, 2001, is as follows: 13,996,950 shares of Common Stock, $.01 par value.


================================================================================

                         Bankrate, Inc. and Subsidiary
       Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001
                                     Index


PART I.   FINANCIAL INFORMATION                                                       PAGE NO.

Item 1.   Interim Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets at June 30, 2001 and
            December 31, 2000.........................................................    3

          Condensed Consolidated Statements of Operations for the three and
            six months ended June 30, 2001 and 2000...................................    4

          Condensed Consolidated Statements of Cash Flows for the six months
            ended June 30, 2001 and 2000..............................................    5

          Notes to Condensed Consolidated Financial Statements........................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................   12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................   21


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................   21

Item 2.   Changes in Securities and Use of Proceeds...................................   22

Item 3.   Defaults Upon Senior Securities.............................................   22

Item 4.   Submission of Matters to a Vote of Security Holders.........................   22

Item 5.   Other Information...........................................................   22

Item 6.   Exhibits and Reports on Form 8-K............................................   22

Signatures............................................................................   23

                                      2

Item 1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                         Bankrate, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                                             June 30,           December 31,
                                                                                               2001                 2000
                                                                                          ------------         ------------
           Assets

Cash and cash equivalents                                                                  $  8,356,357         $  8,890,649
Accounts receivable, net of allowance for doubtful accounts
  of $300,000 at June 30, 2001 and December 31, 2000, respectively                            1,441,515            1,218,867
Other current assets                                                                            187,189              572,185
                                                                                           ------------         ------------
           Total current assets                                                               9,985,061           10,681,701

Furniture, fixtures and equipment, net                                                        1,363,276            1,730,455
Intangible assets, net                                                                           83,243               88,425
Other                                                                                           123,643              133,809
assets                                                                                     ------------         ------------

           Total assets                                                                    $ 11,555,223         $ 12,634,390
                                                                                           ============         ============

           Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable                                                                         $    600,846         $    772,181
  Other accrued expenses                                                                      1,712,321            2,016,236
  Deferred revenue                                                                              294,116              463,224
  Current portion of obligations under capital lease                                            122,848              214,651
  Other current liabilities                                                                     191,807              158,672
                                                                                           ------------         ------------
           Total current liabilities                                                          2,921,938            3,624,964

10% Convertible subordinated note payable                                                     4,350,000            4,350,000
Accrued stock compensation expense                                                            2,763,223            2,452,424
Accrued interest                                                                                810,363              592,863
Other liabilities                                                                                 9,586               40,815
                                                                                           ------------         ------------

           Total liabilities                                                                 10,855,110           11,061,066
                                                                                           ------------         ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, 10,000,000 shares authorized and undesignated                                     -                    -
   Common stock, par value $.01 per share -- 100,000,000 shares authorized; 13,996,950
     shares issued and outstanding                                                              139,969              139,969
  Additional paid in capital                                                                 60,586,991           60,586,991
  Accumulated deficit                                                                       (60,026,847)         (59,153,636)
                                                                                           ------------         ------------
           Total stockholders' equity                                                           700,113            1,573,324
                                                                                           ------------         ------------

           Total liabilities and stockholders' equity                                      $ 11,555,223         $ 12,634,390
                                                                                           ============         ============

See accompanying notes to condensed consolidated financial statements.


                         Bankrate, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                           Three Months Ended                    Six  Months Ended
                                                                June 30,                              June 30,
Revenue:                                                   2001           2000                  2001            2000
                                                        -----------    -----------           -----------    ------------
      Online publishing                                 $ 3,393,437    $ 3,046,146           $ 7,354,353    $  6,060,545
      Print publishing and licensing                        807,954        749,501             1,592,713       1,491,390
                                                        -----------    -----------           -----------    ------------
                Total revenue                             4,201,391      3,795,647             8,947,066       7,551,935
                                                        -----------    -----------           -----------    ------------
Cost of revenue:
      Online publishing                                     727,907      2,012,299             1,676,268       4,419,449
      Print publishing and licensing                        518,022        550,509             1,043,510       1,085,247
                                                        -----------    -----------           -----------    ------------
                Total cost of revenue                     1,245,929      2,562,808             2,719,778       5,504,696
                                                        -----------    -----------           -----------    ------------

Gross margin                                              2,955,462      1,232,839             6,227,288       2,047,239
                                                        -----------    -----------           -----------    ------------

Operating expenses:
      Sales                                                 714,466        735,874             1,572,999       1,646,679
      Marketing                                             716,474      1,175,548             1,797,865       3,000,488
      Product development                                   320,450        568,488               686,557       1,162,963
      General and administrative expenses                 1,242,943      1,763,582             2,630,566       4,601,305
      Restructuring charge                                        -      1,298,097                     -       1,298,097
      Depreciation and amortization                         187,105        232,025               381,570         455,276
      Goodwill amortization                                       -         73,593                     -         147,186
                                                        -----------    -----------           -----------    ------------
                                                          3,181,438      5,847,207             7,069,557      12,311,994
                                                        -----------    -----------           -----------    ------------
                Loss from operations                       (225,977)    (4,614,368)             (842,270)    (10,264,755)
                                                        -----------    -----------           -----------    ------------
Other income (expense):
      Interest income                                        95,133        170,389               209,478         417,994
      Interest expense                                     (117,699)      (124,126)             (240,419)       (247,695)
                                                        -----------    -----------           -----------    ------------
                Other income (expense), net                 (22,566)        46,263               (30,941)        170,299
                                                        -----------    -----------           -----------    ------------
      Loss before income taxes and
        discontinued operations                            (248,543)    (4,568,105)             (873,211)    (10,094,456)
Income taxes from continuing operations                           -              -                     -               -
                                                        -----------    -----------           -----------    ------------
      Loss before discontinued operations                  (248,543)    (4,568,105)             (873,211)    (10,094,456)
Discontinued operations:
      Loss from discontinued operations                           -     (1,379,845)                    -      (2,966,360)
                                                        -----------    -----------           -----------    ------------
      Net loss                                          $  (248,543)   $(5,947,950)          $  (873,211)   $(13,060,816)
                                                        ===========    ===========           ===========    ============

Basic and diluted net loss per share:
      Loss before discontinued operations               $     (0.02)   $     (0.33)          $     (0.06)   $      (0.73)
      Discontinued operations                                     -          (0.10)                    -           (0.21)
                                                        -----------    -----------           -----------    ------------
      Net loss                                          $     (0.02)   $     (0.43)          $     (0.06)   $      (0.94)
                                                        ===========    ===========           ===========    ============

Weighted average shares outstanding used in
  basic and diluted per-share calculation                13,996,950     13,960,937            13,996,950      13,828,246
                                                        ===========    ===========           ===========    ============

See accompanying notes to condensed consolidated financial  statements.

                         Bankrate, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                               2001                  2000
                                                                                            ----------            ------------
Cash flows from operating activities:
Continuing operations-
  Net loss                                                                                  $ (873,211)           $(13,060,816)
                                                                                            ----------            ------------
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Loss from discontinued operations                                                                -               2,966,360
    Depreciation and amortization                                                              381,570                 602,462
    Provision for doubtful accounts                                                             33,253                 151,055
    Loss on disposal of fixed assets                                                             3,065                       -
    Noncash stock compensation                                                                 310,800               1,014,600
    Changes in operating assets and liabilities:
        Increase in accounts receivable                                                       (255,901)               (260,204)
        Decrease in other assets                                                               387,362                 906,872
        Decrease in accounts payable                                                          (171,335)             (1,875,761)
        Decrease in accrued expenses                                                          (300,923)             (3,182,696)
        Increase in other liabilities                                                          250,635                 233,832
        Decrease in deferred revenue                                                          (169,108)                (96,242)
                                                                                            ----------            ------------
          Total adjustments                                                                    469,418                 460,278
                                                                                            ----------            ------------
          Net cash used in continuing operations                                              (403,793)            (12,600,538)
          Net cash used in discontinued operations                                                   -              (2,574,084)
                                                                                            ----------            ------------
             Net cash used in operating activities                                            (403,793)            (15,174,622)
                                                                                            ----------            ------------
Cash flows from investing activities:
  Purchases of equipment                                                                        (7,467)               (681,891)
                                                                                            ----------            ------------
          Net cash used in investing activities                                                 (7,467)               (681,891)
                                                                                            ----------            ------------
Cash flows from financing activities:
  Principal payments on capital lease obligations                                             (123,032)               (106,308)
  Proceeds from sale of common stock                                                                 -                 997,840
                                                                                            ----------            ------------
             Net cash (used in) provided by financing activities                              (123,032)                891,532
                                                                                            ----------            ------------
             Net decrease in cash and cash equivalents                                        (534,292)            (14,964,981)
Cash and cash equivalents, beginning of period                                               8,890,649              22,491,794
                                                                                            ----------            ------------
Cash and cash equivalents, end of period                                                    $8,356,357            $  7,526,813
                                                                                            ==========            ============

 Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                                  $   22,919            $     30,195
                                                                                            ==========            ============

See accompanying notes to condensed consolidated financial statements.

                         BANKRATE, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

     The Company

     Bankrate, Inc. (the "Company") is an Internet consumer finance marketplace which owns and operates a portfolio of Internet-based personal finance channels including banking, investing, taxes and small business finance. The Company's flagship Web site, Bankrate.com, is an aggregator of information on over 100 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and also through national and state publications. The Company's former wholly owned subsidiary, Professional Direct Agency, Inc. ("Pivot"), was operated as a virtual insurance agency and fulfillment/call center specializing in direct insurance sales over the Internet and through other direct media (see Note 4). The Company is organized under the laws of the state of Florida.

     On September 20, 2000, the Company changed its name from ilife.com, Inc. to Bankrate, Inc.

     The Company has incurred net losses in each of its last five fiscal years. The Company had an accumulated deficit of approximately $60 million as of June 30, 2001. The Company anticipates that it will continue to incur operating losses for the foreseeable future.

     The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning in January 2000 compared to the second half of 1999, and has followed through with plans to sell or curtail development of certain under-performing, non-core business units. The Company sold CPNet.com in May 2000, sold Pivot in July 2000 (see Note 4), shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000. These transactions yielded cash to the Company of approximately $4,392,000 and have resulted in lower operating expenses. The Company has also reduced employment levels of continuing operations and consolidated its physical locations. Based on these actions and the Company's current plan, the Company believes its existing capital resources will be sufficient to satisfy its cash requirements into 2002. However, there are no assurances that such actions will ensure cash sufficiency through 2002 or that reducing marketing expenses would not potentially curtail revenue growth.

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

     Basis of Presentation

     The unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2001 and 2000 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2001, and the results of its operations and its cash flows for the three and six months ended June 30, 2001 and 2000, respectively. The results for the three and six months ended June 30, 2001 are unaudited and are not necessarily indicative of the expected results for the full year or any future period.

     The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

     Consolidation

     Through the quarter ended June 30, 2000, the condensed consolidated financial statements included the accounts of the Company and its former wholly owned subsidiary, Pivot. As more fully discussed in Note 4, Pivot was sold during the quarter ended September 30, 2000. Pivot's net assets and results of operations have been classified as discontinued operations in the accompanying condensed consolidated financial statements.

     Barter Revenue

     Online publishing revenue includes barter revenue, which represents the exchange by the Company of advertising space on the Company's web site for reciprocal advertising space on other web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions." In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web site. Barter expense is recognized when the Company's advertisements are run on the other companies' Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering the advertising impressions, a liability is recorded. If the Company delivers advertising impressions to the other companies' Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. At December 31, 2000, the Company recorded prepaid expenses of approximately $200,000 for barter advertising to be received. Barter revenue was approximately $592,000 and $1,465,000, and represented approximately 14% and 16% of total revenue, respectively, for the three and six months ended June 30, 2001. No barter revenue was recorded in the six months ended June 30, 2000.

     Net Loss Per Share

     The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Staff Accounting Bulletin No. 98 ("SAB 98"). Under SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stock for the period by the weighted average number of common shares outstanding for the period.

     The calculation of diluted net loss per share excludes common stock equivalents, consisting of outstanding stock options and a convertible subordinated promissory note payable, as the effect of their conversion to common stock would be antidilutive. Common stock equivalents that could potentially dilute basic earnings per share in the future (but were not included in diluted earnings per share because their effect on periods presented was antidilutive) were 1,989,015 and 2,003,471, and 1,997,825 and 1,892,166, for the
three and six months ended June 30, 2001 and 2000, respectively. The antidilutive shares do not include the shares issuable on assumed conversion of the convertible subordinated note payable.

     Recent Accounting Pronouncements

     In September 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in September 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 is effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments: hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has not invested in derivative instruments nor has it participated in hedging activities as of June 30, 2001.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002.

     Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS 142. SFAS 141 will require upon adoption of SFAS 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. We do not expect the adoption of these standards to have a material effect on the Company's consolidated financial statements.

     Reclassification

     Certain amounts reported in prior periods have been reclassified to conform with the current presentation.

NOTE 2 - SEGMENT INFORMATION

     The Company changed the reporting of its business segments as of July 1, 2000, and restated its prior periods to conform with this revised segment reporting. The Company formerly reported operating in three business divisions consisting of six reportable segments. The three business divisions consisted of online publishing, print publishing and licensing and insurance sales. The online publishing division is primarily engaged in the sale of advertising, sponsorships and hyperlinks in connection with the Company's Internet site Bankrate.com, and its former separate sites theWhiz.com, IntelligentTaxes.com, GreenMagazine.com, Consejero.com and CPNet.com. Bankrate.com, theWhiz.com, Consejero.com and Greenmagazine.com constituted segments within this division. CPNet.com was sold on May 17, 2000 and Consejero.com was shut down on August 31, 2000, while theWhiz.com and IntelligentTaxes.com were incorporated into channels of Bankrate.com. GreenMagazine.com was shut down in December 2000. The former insurance division, which was sold on July 14, 2000, constituted a segment and operated through Pivot, a virtual insurance agency and fulfillment/call center specializing in direct insurance sales on the Internet and through other direct media.

     The Company currently operates in two reportable business segments: online publishing, and print publishing and licensing. The online publishing division is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with the Company's Internet site, Bankrate.com. The print publishing and licensing division and segment is primarily engaged in the sale of advertising in the Consumer Mortgage Guide rate tables, newsletter subscriptions, and licensing of research information. The Company evaluates the performance of its operating segments based on segment profit (loss).

     Although no one customer accounted for greater than 10% of total revenues for the three and six months ended June 30, 2001 and 2000, the five largest customers accounted for approximately 19% and 24%, and 21% and 25%, respectively, of total revenue for those periods. No revenues were generated outside of the United States.

     Summarized segment information as of June 30, 2001 and 2000, and for the three and six months ended June 30, 2001 and 2000, is presented below.

                                                           Print
                                           Online        Publishing
                                         Publishing    and Licensing       Other          Total
                                        -----------    -------------    -----------    ------------
Three Months Ended June 30, 2001
Revenue                                 $ 3,393,437    $   807,954      $         -    $  4,201,391
Cost of revenue                             727,907        518,022                -       1,245,929
Gross margin                              2,665,530        289,932                -       2,955,462
Sales                                       714,466              -                -         714,466
Marketing                                   716,474              -                -         716,474
Product development                         224,315         96,135                -         320,450
General and administrative expenses       1,003,917        239,026                -       1,242,943
Depreciation and amortization               130,974         56,132                -         187,106
Other income (expense), net                       -              -          (22,566)        (22,566)
Segment profit (loss)                      (124,616)      (101,361)         (22,566)       (248,543)
Total assets                            $ 2,564,570    $   634,296      $ 8,356,357    $ 11,555,223

                                                           Print
                                           Online        Publishing
                                         Publishing    and Licensing       Other          Total
                                        -----------    -------------    -----------    ------------
Three Months Ended June 30, 2000
Revenue                                 $ 3,046,146    $   749,501      $         -    $  3,795,647
Cost of revenue                           2,012,299        550,509                -       2,562,808
Gross margin                              1,033,847        198,992                -       1,232,839
Sales                                       735,874              -                -         735,874
Marketing                                 1,175,548              -                -       1,175,548
Product development                         397,942        170,546                -         568,488
General and administrative expenses       1,415,339        348,243                -       1,763,582
Restructuring charge                              -              -        1,298,097       1,298,097
Depreciation and amortization               162,417         69,608                -         232,025
Goodwill amortization                        73,593              -                -          73,593
Other income (expense), net                       -              -           46,263          46,263
Segment profit (loss)                    (2,870,960)      (445,311)      (1,251,834)     (4,568,105)
Discontined operations                            -              -       (1,379,845)     (1,379,845)
Net loss                                 (2,870,960)      (445,311)      (2,631,679)     (5,947,950)
Total assets                            $ 6,585,060    $ 2,437,927      $ 7,526,813    $ 16,549,800

                                                           Print
                                           Online        Publishing
                                         Publishing    and Licensing       Other          Total
                                        -----------    -------------    -----------    ------------
Six Months Ended June 30, 2001
Revenue                                 $ 7,354,353    $ 1,592,713      $         -    $  8,947,066
Cost of revenue                           1,676,268      1,043,510                -       2,719,778
Gross margin                              5,678,085        549,203                -       6,227,288
Sales                                     1,572,999              -                -       1,572,999
Marketing                                 1,797,865              -                -       1,797,865
Product development                         480,590        205,967                -         686,557
General and administrative expenses       2,162,285        468,281                -       2,630,566
Depreciation and amortization               267,099        114,471                -         381,570
Other income (expense), net                       -              -          (30,941)        (30,941)
Segment profit (loss)                      (602,753)      (239,516)         (30,941)       (873,211)
Total assets                            $ 2,564,570    $   634,296      $ 8,356,357    $ 11,555,223


                                                           Print
                                           Online        Publishing
                                         Publishing    and Licensing       Other          Total
                                        -----------    -------------    -----------    ------------
Six Months Ended June 30, 2000
Revenue                                 $ 6,060,545    $ 1,491,390      $         -    $  7,551,935
Cost of revenue                           4,419,449      1,085,247                -       5,504,696
Gross margin                              1,641,096        406,143                -       2,047,239
Sales                                     1,646,679              -                -       1,646,679
Marketing                                 3,000,488              -                -       3,000,488
Product development                         814,074        348,889                -       1,162,963
General and administrative expenses       3,692,619        908,686                -       4,601,305
Restructuring charge                              -              -        1,298,097       1,298,097
Depreciation and amortization               318,693        136,583                -         455,276
Goodwill amortization                       147,186              -                -         147,186
Other income (expense), net                       -              -          170,299         170,299
Segment profit (loss)                    (7,922,738)    (1,043,920)      (1,127,798)    (10,094,456)
Discontined operations                            -              -       (2,966,260)     (2,966,260)
Net loss                                 (7,922,738)    (1,043,920)      (4,094,158)    (13,060,816)
Total assets                            $ 6,585,060    $ 2,437,927      $ 7,526,813    $ 16,549,800

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     Legal Proceedings

     In September 1999, the Company entered into a lease agreement for a new office facility to be constructed in northern Palm Beach County, Florida. The Company provided to the developer a $300,000 letter of credit as a security deposit. The lease provides an initial lease term of ten years commencing from the date of occupancy and includes two five-year renewal options. The annual base rent during the initial term ranges from $660,000 in the first two years to $760,000. The lease contemplated that occupancy would commence on September 15, 2000. In connection with the lease agreement, the Company also entered into an agreement with the developer to purchase an adjoining tract of land for $609,000. The Company paid a deposit of $60,000 to close the transaction no later than June 30, 2000, which is being held in escrow. Subsequent to a dispute with the developer with respect to the lease agreement and the agreement to purchase the adjacent tract, on August 3, 2000, the developer made demand on the bank that issued the letter of credit and the bank paid the developer the full $300,000 under the letter of credit. On August 14, 2000, the developer filed claims against the Company alleging breach of contract under the lease agreement and the agreement to purchase the adjacent tract, and seeks damages in excess of $500,000 plus attorneys' fees and costs. The Company has filed counterclaims and intends to vigorously defend against both of these matters. While acknowledging the uncertainties of litigation, the Company believes that these matters will be resolved without a material adverse impact on the Company's financial position or results of operations.

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

     On April 5, 2000, Jeffrey M. Cunningham was elected to the Company's Board of Directors as non-executive chairman. In accordance with the terms of a Stock Purchase Plan and Subscription Agreement (the "Purchase Agreement") entered into on that date, Mr. Cunningham purchased 431,499 shares of the Company's common stock for $997,840 in cash (or $2.313 per share). The purchase price of the shares was equal to the closing price per share of the Company's common stock on April 5, 2000, as reported by the Nasdaq National Market. In addition, on April 5, 2000, Mr. Cunningham was granted stock options under the 1999 Equity Compensation Plan to purchase 141,905 shares of common stock at $4.50 per share and 125,622 shares at $3.75 per share. One-half of the options vested and become exercisable on March 31, 2001, and the balance vest and become exercisable in equal monthly increments commencing on April 30, 2001 and concluding on March 31, 2002. Mr. Cunningham resigned from the Board on June 19, 2001. The Company recognized compensation expense of approximately $54,000 and $108,000 for the three and six months ended June 30, 2001, respectively. No further compensation expense related to these options will be recognized after June 30, 2001.

     On April 27, 2000, Elisabeth DeMarse was elected to the Company's Board of Directors as well as elected President and Chief Executive Officer of the Company. Ms. DeMarse entered into an employment agreement with the Company on that date. Pursuant to the terms of her employment agreement, Ms. DeMarse is entitled to receive an annual base salary of $300,000 and a bonus of $100,000 payable in quarterly installments. The Company has agreed to provide other benefits, including $500,000 in term life insurance and participation in the Company's benefit plans available to other executive officers. Under the terms of the employment agreement, Ms. DeMarse agrees to assign to the Company all of her copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of her employment and for a period of one year thereafter, Ms. DeMarse agrees not to compete with the Company and not to recruit any of the Company's employees, unless the Company terminates her without cause or she resigns for good reason (as defined in the agreement). Upon Ms. DeMarse's termination of employment for certain reasons (i.e., without cause, disability, resignation for good reason, or a change of control), the Company agrees to pay her severance equal to 12 months' base salary, as well as reimburse her for health, dental and life insurance coverage premiums for one year after such termination. The agreement terminates on April 27, 2002, unless otherwise extended by the parties. Ms. DeMarse was also granted options to purchase 541,936 shares of the Company's common stock under the 1999 Equity Compensation Plan at $2.688 per share, the fair market value on the date of grant. The options vest over a 24 month period. Twenty five percent of the shares vested six months from the date of grant. The remaining shares vest in equal monthly installments over the following 18 months through the second anniversary of the date of grant.

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

NOTE 5 - STOCK OPTION EXCHANGE PROGRAM

     On July 3, 2001, the Company implemented a stock option exchange program whereby employees were offered the opportunity to cancel stock options previously granted to them in exchange for new options to purchase an equal number of shares. The new options will be granted at least six months and one day after the date of cancellation but no later than February 8, 2002. The exercise price of the new options will be the closing market price of the Company's common stock on the date of grant. The exchange program was designed to comply with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" and is not expected to result in any additional compensation charges or variable plan accounting. Options to purchase 1,180,002 shares were exchanged under this program. As a result of this program, the Company will record a noncash compensation charge of approximately $465,000 in the quarter ending September 30, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has included in this filing certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by words such as "expects", "anticipates", "intends", "believes", "may", "could", "should", "would" or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Important factors that could cause actual results to differ materially from those in forward-looking statements include but are not limited to the following - we have a history of losses and could run out of cash; our success depends on Internet advertising revenue, interest rate activity and mortgage refinancing, establishing and maintaining distribution agreements and increasing brand awareness of our Web site; we use barter transactions which do not generate cash revenue; our markets are highly competitive; our Web site may encounter technical problems and service interruptions; we rely on the protection of our intellectual property; we may face liability for information on our Web site; future government regulation of the Internet is uncertain and subject to change; our ownership is heavily concentrated in our management; our success depends on retaining management and key employees; our rapid growth may strain our operations; our new managers must work together effectively as a team; our Articles of Incorporation and By Laws, as well as Florida law, may prevent or delay a future takeover; we may encounter difficulties with future acquisitions; our results of operation may fluctuate significantly; and our stock price may be volatile in the future. Additional information concerning these and other risk factors are set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and in this Quarterly Report on Form 10-Q.

Overview

     The Company is an Internet consumer finance marketplace that owns and operates a portfolio of Internet-based personal finance channels including banking, investing, taxes and small business finance. The Company's flagship site, Bankrate.com, is the Web's leading aggregator of information on over 100 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and also through national and state publications. We regularly survey approximately 4,500 financial institutions in 50 states in order to provide the most current objective, unbiased rates on banking products such as mortgages, new and used auto loans, credit cards and more. Hundreds of print and online partner publications depend on Bankrate.com as the source for financial rates and information.

     On September 20, 2000, the Company changed its name from ilife.com, Inc. to Bankrate, Inc.

     Since our online debut in 1996, Bankrate.com has won numerous awards and accolades for its rate collection and distribution, and original editorial content. In the first half of 2000 alone, such prestigious organizations as Forbes, Fortune, Yahoo! Internet Life, Money and SmartMoney granted Bankrate "Best of the Web" status.

     Over two decades ago, we began as a print publisher of the newsletter "Bank Rate Monitor." Our rate tables provide at no cost to the consumer, a detailed list of lenders by market and include relevant details to help consumers compare loan products.

     We continue to enhance our offerings in order to provide Bankrate.com users with the most complete experience. Features such as financial calculators, e-mail newsletters, and message boards allow users to interact with our site as well as with other consumers. Our new Rate Trend Index is a weekly poll of industry insiders designed to help consumers forecast interest rate trends.

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

     The Company has incurred net losses in each of its last five fiscal years. We had an accumulated deficit of approximately $60 million as of June 30, 2001. We anticipate that we will continue to incur operating losses for the foreseeable future.

     The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning in January 2000 compared to the second half of 1999, and has followed through with plans to sell or curtail development of certain under-performing, non-core business units. The Company sold CPNet.com in May 2000, sold Pivot in July 2000, shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000. These transactions yielded cash to the Company of approximately $4,392,000 and have resulted in lower operating expenses. The Company has also reduced employment levels of continuing operations and consolidated its physical locations. Based on these actions and the Company's current plan, the Company believes its existing capital resources will be sufficient to satisfy its cash requirements into 2002. However, there are no assurances that such actions will ensure cash sufficiency through 2002 or that reducing marketing expenses would not potentially curtail revenue growth.

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

     Further, due to the legal matters discussed in Note 3 to the condensed consolidated financial statements included herein and in Item 3., Legal Proceedings, which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending these matters, which may impact the operations of the Company.

Recent Developments

     On August 20, 1999, the Company acquired Pivot pursuant to a Stock Purchase Agreement, dated August 20, 1999, by and between the Company, the shareholders of Pivot and The Midland Life Insurance Company ("Midland"), a note and warrant holder of Pivot, for approximately $4,744,000 including acquisition costs. Pursuant to the Stock Purchase Agreement, the Company acquired a 100% interest in Pivot and as a result of the acquisition, Pivot became a wholly owned subsidiary of the Company. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $4,609,000) was recorded as goodwill and was being amortized over three years, the expected benefit period.

      The total consideration paid in connection with the acquisition of Pivot consisted of $290,000 in cash paid to the Pivot shareholders and a $4,350,000 five-year convertible subordinated note to Midland. The note bears interest at 10% and is due in one payment on August 20, 2004. Interest is due beginning on August 20, 2002 and thereafter every six months until conversion or payment in full. The note is convertible at any time by Midland into 625,000 shares of our common stock. The Company has the right to require conversion beginning any time after the earlier of (1) August 20, 2000 or (2) the date that the Company files a registration statement under the Securities Act of 1933, as amended, registering the conversion shares for sale; provided that, within the 55-day period immediately prior to the date the Company notifies Midland of the required conversion, the closing price of our common stock has been at least $10.00 per share for at least twenty consecutive trading days.

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

     On April 5, 2000, Jeffrey M. Cunningham was appointed to the Company's Board of Directors as non-executive chairman. In accordance with the terms of a Stock Purchase Plan and Subscription Agreement (the "Purchase Agreement") entered into on that date, Mr. Cunningham purchased 431,499 shares of the Company's common stock for $997,840 in cash (or $2.313 per share). The purchase price of the shares is equal to the closing price per share of the Company's common stock on April 5, 2000, as reported by the Nasdaq National Market. In addition, on April 5, 2000, Mr. Cunningham was granted stock options under the 1999 Equity Compensation Plan to purchase 141,905 shares of common stock at $4.50 per share and 125,622 shares at $3.75 per share. One-half of the options vest and become exercisable on March 31, 2001, and the balance vest and become exercisable in equal monthly increments commencing on April 30, 2001 and concluding on March 31, 2002. Mr. Cunningham resigned from the Board on June 19, 2001. The Company recognized compensation expense of approximately $54,000 and $108,000 for the three and six months ended June 30, 2001, respectively. No further compensation expense related to these options will be recognized after June 30, 2001.

     On April 27, 2000, Elisabeth DeMarse was elected to the Company's Board of Directors as well as elected President and Chief Executive Officer of the Company. Ms. DeMarse entered into an employment agreement with the Company on that date. Pursuant to the terms of her employment agreement, Ms. DeMarse is entitled to receive an annual base salary of $300,000 and a bonus of $100,000 payable in quarterly installments. The Company has agreed to provide other benefits, including $500,000 in term life insurance and participation in the Company's benefit plans available to other executive officers. Under the terms of the employment agreement, Ms. DeMarse agrees to assign to the Company all of her copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of her employment and for a period of one year thereafter, Ms. DeMarse agrees not to compete with the Company and not to recruit any of the Company's employees, unless the Company terminates her without cause or she resigns for good reason (as defined in the agreement). Upon Ms. DeMarse's termination of employment for certain reasons (i.e., without cause, disability, resignation for good reason, or a change of control), the Company agrees to pay her severance equal to 12 months' base salary, as well as reimburse her for health, dental and life insurance coverage premiums for one year after such termination. The agreement terminates on April 27, 2002, unless otherwise extended by the parties. Ms. DeMarse was also granted options to purchase 541,936 shares of the Company's common stock under the 1999 Equity Compensation Plan at $2.688 per share, the fair market value on the date of grant. The options vest over a 24 month period. Twenty five percent of the shares vested six months from the date of grant. The remaining shares vest in equal monthly installments over the following 18 months through the second anniversary of the date of grant.

     On May 17, 2000, the Company sold the assets of The College Press Network (CPNet.com) to Colleges.com, Inc. for 190,000 shares of Colleges.com, Inc. common stock of which 125,041 shares were delivered at the time of closing and 64,959 contingent shares. The Company originally recorded such shares at the net book value of the CPNet.com assets which, at the time of the sale, was approximately $71,000. During the quarter ended December 31, 2000, the Company charged this amount to restructuring and impairment charges after determining impairment based on the fact that Colleges.com is an early-stage company subject to significant risk due to its limited operating history and volatile industry-based economic conditions as well as continued deterioration of its financial performance.

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

     In the quarter ended September 30, 2000, the Company recorded restructuring and impairment charges of approximately $843,000, or $0.06 per share, as a result of further strategic reorganization initiatives. Approximately $88,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a further reduction of the workforce, all of which was paid in 2000. Approximately $279,000 relates to the shut down and sale of assets of Consejero.com and other non-core assets. The remaining $476,000 results from the write down of the GreenMagazine.com goodwill discussed above.

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

     On July 3, 2001, the Company implemented a stock option exchange program whereby employees were offered the opportunity to cancel stock options previously granted to them in exchange for new options to purchase an equal number of shares. The new options will be granted at least six months and one day after the date of cancellation but no later than February 8, 2002. The exercise price of the new options will be the closing market price of the Company's common stock on the date of grant. The exchange program was designed to comply with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" and is not expected to result in any additional compensation charges or variable plan accounting. Options to purchase

1,180,002 shares were exchanged under this program. As a result of this program, the Company will record a noncash compensation charge of approximately $465,000 in the quarter ending September 30, 2001.

Overview of Revenue and Expenses

  The following are descriptions of the revenue and expense components of our online and print publishing operations:

Online publishing revenue

     The Company sells graphical advertisements on its Web site (including co-branded sites) consisting of banner, badge, billboard and poster advertisements. Such advertising is sold to advertisers according to the cost per thousand impressions, or CPM, the advertiser receives. The amount of advertising we sell is a function of (1) the number of advertisements we have per Web page, (2) the number of visitors viewing our Web pages, and (3) the capacity of our sales force. Advertising sales are invoiced monthly based on the number of advertisement impressions or the number of times the advertisement is viewed by users of the Company's Web site. Revenue is recognized monthly based on the percentage of actual impressions to the total number of impressions contracted. Revenue for impressions invoiced but not delivered is deferred and recognized when impressions are delivered. Additionally, the Company generates revenue on a "per action" basis (i.e., a purchase or completion of an application) when a visitor to our Web site transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser. The Company is also involved in revenue sharing arrangements with its online partners where the consumer uses co-branded sites principally hosted by the Company. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenues are shared according to distribution agreements. Revenue is recorded gross and partnership payments are recorded in cost of revenue. The Company also sells hyperlinks to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned.

     Online publishing revenue also includes barter revenue which represents the exchange by the Company of advertising space on the Company's Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions". In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web site. Barter expense is recognized when the Company's advertisements are run on the other companies' Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering the advertising impressions, a liability is recorded. If the Company delivers advertising impressions to the other companies' Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. At December 31, 2000, the Company recorded prepaid expenses of approximately $200,000 for barter advertising to be received. Barter revenue was approximately $592,000 and $1,465,000, and represented approximately 14% and 16% of total revenue, respectively, for the three and six months ended June 30, 2001. No barter revenue was recorded in the quarter ended June 30, 2000.

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

Results of Operations

     As discussed in "Recent Developments" above, the Company sold its wholly-owned online insurance subsidiary, Pivot, on July 14, 2000 for $4,350,000 in cash. Pivot's results of operations for the three and six months ended June 30, 2000 have been classified as discontinued operations in the condensed consolidated financial statements included herein.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Total revenue for the three months ended June 30, 2001 of $4,201,000 increased $406,000, or 11%, over the comparable period in 2000. Online publishing revenue increased $347,000, or 11%, to $3,393,000 and represented 81% of total revenue in 2001 compared to 80% in 2000. Excluding barter revenue, total revenue and online revenue for the three months ended June 30, 2001 was $186,000, or 5%, and $245,000, or 8%, respectively, lower than the comparable amounts reported in 2000. This decrease was the result of terminating unprofitable advertising and distribution relationships, smaller advertising buys from certain existing customers and our customers' response to general uncertain economic conditions Our revenue, excluding barter revenue, for 2001 is projected to be relatively flat compared to 2000.

     Print publishing and licensing revenue increased $58,000, or 8%, to $808,000 during the three months ended June 30, 2001 compared to the same period in 2000 due primarily to an increase in Consumer Mortgage Guide revenues. This increase was a result of declining interest rates which boosted the refinance markets and caused more advertisers to publish their rates.

     Online publishing costs of $728,000 for the three months ended June 30, 2001 decreased $1,284,000, or 64%, from for the comparable period in 2000. This decrease was due primarily to costs of approximately $1,024,000 incurred during the three months ended June 30, 2000 for theWhiz.com, Consejero.com, CPNet.com, GreenMagazine.com, ilife.com, and IntelligentTaxes.com. CPNet.com was sold in May 2000 and Consejero.com was sold in August 2000. IntelligentTaxes.com, ilife.com and theWhiz.com were integrated into Bankrate.com beginning in June 2000 and GreenMagazine.com was shut down in December 2000. Additionally, direct costs were lower due to a 15% reduction in full-time equivalent headcount, and a 69% reduction in revenue sharing payments resulting from the termination of unprofitable distribution relationships.

     Marketing expenses of $716,000 for the three months ended June 30, 2001 were $459,000, or 39%, lower than the comparable quarter in 2000. Excluding barter expenses of $679,000, marketing expenses of $37,000 were $1,138,000, or 97%, lower than the same period in 2000. This reduction was a direct result of the Company's strategic initiatives to control costs and curtail certain expenditures.

     Product development costs of $320,000 were $248,000, or 44%, lower than the second quarter in 2000 due to lower consulting and contract labor costs, and less spent on system hardware and software.

     General and administrative expenses of $1,243,000 for the three months ended June 30, 2001 were $521,000, or 30%, lower than the comparable period in 2000. Human resource costs were approximately $200,000, or 29%, lower in 2001 due to lower full-time equivalent headcount of 8, or 27%. The remaining decrease of approximately $321,000 was due primarily to lower consulting and professional fees and other expenses in line with the Company's effort to reduce costs and curtail expenses.

     Depreciation and amortization of $187,000 for the three months ended June 30, 2001 was $45,000, or 19%, lower compared to the same period in 2000 due to the sale of assets and non-core business units in connection with the Company's restructuring plan and strategic initiatives. Goodwill amortization of $74,000 was a result of the Green Magazine.com acquisition in the third quarter of 1999.

     Interest income of $95,000 for the three months ended June 30, 2001 was down from $170,000 in the comparable 2000 period due to declining cash balances and interest rates.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Total revenue for the six months ended June 30, 2001 of $8,947,000 increased $1,395,000, or 18%, over the comparable period in 2000. Online publishing revenue increased $1,294,000, or 21%, to $7,354,000 and represented 82% of total revenue in 2001 compared to 80% in 2000. Excluding barter revenue, total revenue and online revenue for the six months ended June 30, 2001 was $70,000, or 1%, and $171,000, or 3%, respectively, lower than the comparable amounts reported in 2000. This decrease was the result of terminating unprofitable advertising and distribution relationships, smaller advertising buys from certain existing customers and our customers' response to general
uncertain economic conditions.   Our revenue, excluding barter revenue, for 2001
is projected to be relatively flat compared to 2000.

     Print publishing and licensing revenue increased $101,000, or 7%, to $1,593,000 during the six months ended June 30, 2001 compared to the same period in 2000 due primarily to an increase in Consumer Mortgage Guide revenues. This increase was a result of declining interest rates which boosted the refinance markets and caused more advertisers to publish their rates.

     Online publishing costs of $1,676,000 for the six months ended June 30, 2001 decreased $2,743,000, or 62%, from for the comparable period in 2000. This decrease was due primarily to costs of approximately $2,239,000 incurred during the six months ended June 30, 2000 for theWhiz.com, Consejero.com, CPNet.com, GreenMagazine.com, ilife.com, and IntelligentTaxes.com. CPNet.com was sold in May 2000 and Consejero.com was sold in August 2000. IntelligentTaxes.com, ilife.com and theWhiz.com were integrated into Bankrate.com beginning in June 2000 and GreenMagazine.com was shut down in December 2000. Additionally, direct costs were lower due to a 15% reduction in full-time equivalent headcount, and a 37% reduction in revenue sharing payments resulting from the termination of unprofitable distribution relationships.

     Marketing expenses of $1,798,000 for the six months ended June 30, 2001 were $1,203,000, or 40%, lower than the comparable quarter in 2000. Excluding barter expenses of $1,665,000, marketing expenses of $133,000 were $2,868,000, or 96%, lower than the same period in 2000. This reduction was a direct result of the Company's strategic initiatives to control costs and curtail certain expenditures.

     Product development costs of $687,000 for the six months June 30, 2001 were $476,000, or 41%, lower than the second quarter in 2000 due to lower consulting and contract labor costs, and less spent on system hardware and software.

     General and administrative expenses of $2,631,000 for the six months ended June 30, 2001 were $1,971,000, or 43%, lower than the comparable period in 2000. Noncash compensation expense was $311,000 during the six months ended June 30, 2001 compared to $1,015,000 in the comparable period in 2000. In March 2000, the Company recorded approximately $860,000 of noncash charges upon the resignation of the Company's former president and chief executive officer related to the continued vesting of stock options under the terms of an employment agreement. Human resource costs were approximately $580,000, or 36%, lower in 2001 due to lower full-time equivalent headcount of 8, or 27%. The remaining decrease of approximately $687,000 was due primarily to lower consulting and professional fees and other expenses in line with the Company's effort to reduce costs and curtail expenses.

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

     Depreciation and amortization of $382,000 for the six months ended June 30, 2001 was $74,000, or 16%, lower compared to the same period in 2000 due to the sale of assets and non-core business units in connection with the Company's restructuring plan and strategic initiatives. Goodwill amortization of $147,000 was a result of the Green Magazine.com acquisition in the third quarter of 1999.

     Interest income of $209,000 for the six months ended June 30, 2001 was down from $418,000 in the comparable 2000 period due to declining cash balances and interest rates.

Liquidity and Capital Resources

     The Company has funded its operations using capital raised from stockholders, from the proceeds of its initial public offering of common stock in May 1999, and from its operating revenue. As of June 30, 2001, the Company had working capital of approximately $7,063,000. Cash used in operating activities for the six months ended June 30, 2001 was approximately $404,000, reflecting the funding current operating losses and working capital needs.

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

     The Company has incurred net losses in each of its last five fiscal years. The Company had an accumulated deficit of approximately $60 million as of June 30, 2001 and anticipates that it will continue to incur operating losses for the foreseeable future.

      The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, the Company substantially reduced marketing expenditures beginning in January 2000 compared to the second half of 1999, and has followed through with plans to sell or curtail development of certain under-performing, non-core business units. The Company sold CPNet.com in May 2000, sold Pivot in July 2000, shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000. These transactions yielded cash to the Company of approximately $4,392,000 and have resulted in lower operating expenses. The Company has also reduced employment levels of continuing operations and consolidated its physical locations. Based on these actions and the Company's current plan, the Company believes its existing capital resources will be sufficient to satisfy its cash requirements into 2002. However, there are no assurances that such actions will ensure cash sufficiency through 2002 or that reducing marketing expenses would not potentially curtail revenue growth.

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

     Further, due to the legal matters discussed in Note 3 to the condensed consolidated financial statements included herein and in Item 3., Legal Proceedings, which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending these matters which may impact the operations of the Company.

Recent Accounting Pronouncements

     In September 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in September 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 is effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments: hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has not invested in derivative instruments nor has it participated in hedging activities as of June 30, 2001.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002.

     Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS 142. SFAS 141 will require upon adoption of SFAS 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. We do not expect the adoption of these standards to have a material effect on the Company's consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of June 30, 2001, all of our cash equivalents mature in less than three months.

Exchange Rate Sensitivity

     Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     In September 1999, the Company entered into a lease agreement for a new office facility to be constructed in northern Palm Beach County, Florida. The Company provided to the developer a $300,000 letter of credit as a security deposit. The lease provides an initial lease term of ten years commencing from the date of occupancy and includes two five-year renewal options. The annual base rent during the initial term ranges from $660,000 in the first two years to $760,000. The lease contemplated that occupancy would commence on September 15, 2000. In connection with the lease agreement, the Company also entered into an agreement with the developer to purchase an adjoining tract of land for $609,000. The Company paid a deposit of $60,000 to close the transaction no later than June 30, 2000, which is being held in escrow. Subsequent to a dispute with the developer with respect to the lease agreement and the agreement to purchase the adjacent tract, on August 3, 2000, the developer made demand on the bank that issued the letter of credit and the bank paid the developer the full $300,000 under the letter of credit. On August 14, 2000, the developer filed claims against the Company alleging breach of contract under the lease agreement and the agreement to purchase the adjacent tract, and seeks damages in excess of $500,000 plus attorneys' fees and costs. The Company has filed counterclaims and intends to vigorously defend against both of these matters. While acknowledging the uncertainties of litigation, the Company believes that these matters will be resolved without a material adverse impact on the Company's financial position or results of operations.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933, as amended (File No. 333-74291), relating to the Company's initial public offering of its common stock, was May 13, 1999. A total of 3,500,000 shares of the Company's common stock were sold to an underwriting syndicate at $13.00 per share ($12.09 per share after deducting underwriters' discounts and commissions). The managing underwriters were ING Baring Furman Selz LLC and Warburg Dillon Read LLC. The initial public offering resulted in gross proceeds of $45,500,000, $3,185,000 of which was applied to the underwriting discount and approximately $1,014,000 of which was applied to related expenses. As a result, the net proceeds of the offering to the Company were approximately $41,301,000. From the date of receipt through June 30, 2001, approximately $17,341,000 of the net proceeds was used for marketing, advertising and promotional expenditures, and the remainder was used for working capital or invested in short-term interest bearing investments. None of the net proceeds of the offering were paid directly or indirectly to any director or officer of the Company (other than payment of salaries and bonuses in the ordinary course of business) or any of their associates, or to any persons owning ten percent or more of the Company's common stock, or to any affiliates of the Company.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on June 19, 2001. At the meeting, the shareholders elected Elisabeth DeMarse (12,386,386 affirmative votes and 143,195 votes withheld) and Bruns H. Grayson (12,514,436 affirmative votes and 15,145 votes withheld) to the Company's Board of Directors.

Item 5. OTHER INFORMATION

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Bankrate, Inc.



  Dated: August 10, 2001                    By: /s/ ROBERT J. DEFRANCO
                                                ------------------------------
                                                Robert J. DeFranco
                                                Senior Vice President
                                                Chief Financial Officer