Form 10-Q
period 2001-09-30
BANKRATE INC
filed 2001-11-08
CIK 1080866

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001


                           Commission File No. 0-25681

                              [LOGO BANKRATE, INC.]


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


    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
  1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __
                                                        --

The number of outstanding shares of the issuer's common stock as of October 31, 2001, was as follows: 13,996,950 shares of Common Stock, $.01 par value.

                          Bankrate, Inc. and Subsidiary
     Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001
                                      Index

PART I.   FINANCIAL INFORMATION                                                                             PAGE NO.
Item 1.   Interim Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000.................   3

          Condensed Consolidated Statements of Operations for the three and nine months ended
                September 30, 2001 and 2000.................................................................   4

          Condensed Consolidated Statements of Cash Flows for the nine months ended
                September 30, 2001 and 2000.................................................................   5

          Notes to Condensed Consolidated Financial Statements..............................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                of Operations...............................................................................   13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................................   21

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................................   21

Item 2.   Changes in Securities and Use of Proceeds.........................................................   22

Item 3.   Defaults Upon Senior Securities...................................................................   22

Item 4.   Submission of Matters to a Vote of Security Holders...............................................   22

Item 5.   Other Information.................................................................................   22

Item 6.   Exhibits and Reports on Form 8-K..................................................................   22

Signatures..................................................................................................   23

Item 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                          Bankrate, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                            September 30,         December 31,
                                                                                                2001                  2000
                                                                                                ----                  ----
            Assets

Current Assets:
   Cash and cash equivalents                                                                $  8,459,259         $  8,890,649
   Accounts receivable, net of allowance for doubtful accounts of $140,000
     and  $300,000 at September 30, 2001 and December 31, 2000, respectively                   1,578,248            1,218,867
   Other current assets                                                                          252,730              572,185
                                                                                            ------------         ------------
            Total current assets                                                              10,290,237           10,681,701

Furniture, fixtures and equipment, net                                                         1,216,547            1,730,455
Intangible assets, net                                                                            76,433               88,425
Other assets                                                                                     143,938              133,809
                                                                                            ------------         ------------

            Total assets                                                                    $ 11,727,155         $ 12,634,390
                                                                                            ============         ============

            Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                                                         $    651,491         $    772,181
   Other accrued expenses                                                                      1,487,460            2,016,236
   Accrued interest                                                                              217,500                    -
   Deferred revenue                                                                              413,805              463,224
   Current portion of obligations under capital leases                                            71,841              214,651
   Other current liabilities                                                                     199,827              158,672
                                                                                            ------------         ------------
            Total current liabilities                                                          3,041,924            3,624,964

10% convertible subordinated note payable                                                      4,350,000            4,350,000
Accrued stock compensation expense                                                                     -            2,452,424
Accrued interest                                                                                 701,613              592,863
Other liabilities                                                                                  6,382               40,815
                                                                                            ------------         ------------

            Total liabilities                                                                  8,099,919           11,061,066
                                                                                            ------------         ------------

Stockholders' equity:
   Preferred stock, 10,000,000 shares authorized and undesignated                                      -                    -
   Common stock, par value $.01 per share-- 100,000,000 shares authorized; 13,996,950
     shares issued and outstanding                                                               139,969              139,969
  Additional paid in capital                                                                  63,893,591           60,586,991
  Accumulated deficit                                                                        (60,406,324)         (59,153,636)
                                                                                            ------------         ------------
            Total stockholders' equity                                                         3,627,236            1,573,324
                                                                                            ------------         ------------

            Total liabilities and stockholders' equity                                      $ 11,727,155         $ 12,634,390
                                                                                            ============         ============

See accompanying notes to condensed consolidated financial statements.

                          Bankrate, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended                     Nine Months Ended
                                                               September 30,                          September 30,
Revenue:                                                   2001             2000                  2001             2000
                                                           ----             ----                  ----             ----
    Online publishing                                  $ 3,370,657     $  3,012,405          $ 10,725,010     $   9,072,950
    Print publishing and licensing                         817,926          711,639             2,410,639         2,203,029
                                                       ------------    -------------         -------------    --------------
                    Total revenue                        4,188,583        3,724,044            13,135,649        11,275,979
                                                       ------------    -------------         -------------    --------------
Cost of revenue:
    Online publishing                                      750,252        1,697,350             2,426,520         6,116,799
    Print publishing and licensing                         552,370          454,767             1,595,880         1,540,014
                                                       ------------    -------------         -------------    --------------
                    Total cost of revenue                1,302,622        2,152,117             4,022,400         7,656,813
                                                       ------------    -------------         -------------    --------------

Gross margin                                             2,885,961        1,571,927             9,113,249         3,619,166
                                                       ------------    -------------         -------------    --------------

Operating expenses:
    Sales                                                  680,227          795,531             2,253,226         2,442,210
    Marketing                                              475,552          263,055             2,273,417         3,263,543
    Product development                                    360,211          399,109             1,046,768         1,562,072
    General and administrative                           1,546,282        2,576,493             4,176,849         7,177,798
    Restructuring charge                                         -          843,185                     -         2,141,282
    Depreciation and amortization                          165,454          222,874               547,024           678,150
    Goodwill amortization                                        -           73,593                     -           220,779
                                                       ------------    -------------         -------------    --------------
                                                         3,227,726        5,173,840            10,297,284        17,485,834
                                                       ------------    -------------         -------------    --------------
                    Loss from operations                  (341,765)      (3,601,913)           (1,184,035)      (13,866,668)
                                                       ------------    -------------         -------------    --------------
Other income (expense):
    Interest income                                         73,964          164,681               283,442           582,675
    Interest expense                                      (111,676)        (125,570)             (352,095)         (373,265)
                                                       ------------    -------------         -------------    --------------
                    Other income (expense), net            (37,712)          39,111               (68,653)          209,410
                                                       ------------    -------------         -------------    --------------
    Loss before income taxes and
      discontinued operations                             (379,477)      (3,562,802)           (1,252,688)      (13,657,258)
Income taxes from continuing operations                          -                -                     -                 -
                                                       ------------    -------------         -------------    --------------
    Loss before discontinued operations                   (379,477)      (3,562,802)           (1,252,688)      (13,657,258)
                                                       ------------    -------------         -------------    --------------
Discontinued operations:
    Loss from discontinued operations                            -         (248,217)                    -        (3,214,577)
    Gain on disposal of discontinued operations                  -          871,212                     -           871,212
                                                       ------------    -------------         -------------    --------------
                                                                 -          622,995                     -        (2,343,365)
                                                       ------------    -------------         -------------    --------------
    Net loss                                           $  (379,477)    $ (2,939,807)         $ (1,252,688)    $ (16,000,623)
                                                       ============    =============         =============    ==============

Basic and diluted net loss per share:
    Loss before discontinued operations                $     (0.03)    $      (0.25)         $      (0.09)    $       (0.99)
    Discontinued operations                                      -             0.04                     -             (0.17)
                                                       ------------    -------------         -------------    --------------
    Net loss                                           $     (0.03)    $      (0.21)         $      (0.09)    $       (1.16)
                                                       ============    =============         =============    ==============

Weighted average shares outstanding used in
  basic and diluted per-share calculation               13,996,950       13,987,077            13,996,950        13,831,099
                                                       ============    =============         =============    ==============

See accompanying notes to condensed consolidated financial statements.

                          Bankrate, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                 2001                2000
                                                                                                 ----                ----
Cash flows from operating activities:
Continuing operations-
  Net loss                                                                                  $ (1,252,688)       $ (13,657,258)
                                                                                            ------------        -------------
  Adjustments to reconcile net loss to net cash used
    in operating activities:
        Loss from discontinued operations                                                              -            3,214,577
        Gain on disposal of discontinued operations                                                    -             (871,212)
        Goodwill impairment charge                                                                     -              475,913
        Depreciation and amortization                                                            547,024              898,930
        Allowance for doubtful accounts                                                           42,302              235,599
        Noncash stock compensation                                                               854,174            1,145,088
    Changes in operating assets and liabilities:
        Increase in accounts receivable                                                         (401,683)            (354,682)
        Decrease in other assets                                                                 301,524            1,226,115
        Decrease in accounts payable                                                            (120,690)          (1,615,023)
        Decrease in accrued expenses                                                            (523,629)          (3,228,119)
        Increase in other liabilities                                                            367,405              350,059
        Decrease in deferred revenue                                                             (49,419)             (83,794)
                                                                                            ------------        -------------
          Total adjustments                                                                    1,017,008            1,393,451
                                                                                            ------------        -------------
          Net cash used in continuing operations                                                (235,680)         (12,263,807)
          Net cash used in discontinued operations                                                     -           (5,394,547)
                                                                                            ------------        -------------
            Net cash used in operating activities                                               (235,680)         (17,658,354)
                                                                                            ------------        -------------
Cash flows from investing activities:
  Purchases of equipment                                                                         (18,467)            (488,814)
  Proceeds from sale of business                                                                       -            4,391,800
                                                                                            ------------        -------------
            Net cash (used in) provided by                                                       (18,467)           3,902,986
                                                                                            ------------        -------------
Cash flows from financing activities:
  Principal payments on capital lease obligations                                               (177,243)            (161,663)
  Proceeds from exercise of stock options                                                                              31,802
  Proceeds from issuance of common stock, net                                                          -              997,840
                                                                                            ------------        -------------
              Net cash (used in) provided by financing activities                               (177,243)             867,979
                                                                                            ------------        -------------
              Net decrease in cash and cash equivalents                                         (431,390)         (12,887,389)
Cash and cash equivalents, beginning of period                                                 8,890,649           22,491,794
                                                                                            ------------        -------------
Cash and cash equivalents, end of period                                                    $  8,459,259        $   9,604,405
                                                                                            ============        =============

 Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                                  $     25,845        $      47,015
                                                                                            ============        =============

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

     On September 20, 2000, the Company changed its name from ilife.com, Inc. to Bankrate, Inc.

     The Company has incurred net losses in each of its last five fiscal years and had an accumulated deficit of approximately $60 million as of September 30, 2001. The Company anticipates that it will continue to incur operating losses for the foreseeable future.

     The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, the Company has substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. The Company sold CPNet.com in May 2000, sold Pivot in July 2000 (see Note 4), shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000. These transactions yielded cash to the Company of approximately $4,392,000 and reduced operating expenses. The Company has also reduced employment levels of continuing operations and consolidated its physical locations. Based on these actions and the Company's current plan, the Company believes its existing capital resources will be sufficient to satisfy its cash requirements into 2003. However, there are no assurances that such actions will ensure cash sufficiency through 2003 or that reducing marketing or other expenses would not potentially curtail revenue growth.

     The Company may consider additional options, which include, but are not limited to, the following: forming strategic partnerships or alliances; considering other strategic alternatives, including a merger or sale of the Company, or an acquisition; or raising new debt and/or equity capital. There can be no assurance that the Company will be able to raise any funds or realize its strategic alternatives on favorable terms or at all.

     Further, due to the legal matters discussed in Note 3, which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending these matters, which may impact the operations of the Company.

     Basis of Presentation

     The unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2001, and the results of its operations and its cash flows for the three and nine months ended September 30, 2001 and 2000, respectively. The results for the three and nine months ended September 30, 2001 are unaudited and are not necessarily indicative of the expected results for the full year or any future period.

     The unuaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

     Consolidation

     Through the quarter ended September 30, 2000, the condensed consolidated financial statements included the accounts of the Company and its former wholly owned subsidiary, Pivot. As more fully discussed in Note 4, Pivot was sold during the quarter ended September 30, 2000. Pivot's net assets and results of operations have been classified as discontinued operations in the accompanying condensed consolidated financial statements.

     Barter Revenue

     Online publishing revenue includes barter revenue, which represents the exchange by the Company of advertising space on the Company's Web site for reciprocal advertising space on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions." In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web site. Barter expense is recognized when the Company's advertisements are run on the other companies' Web sites, which is typically in the same period in which barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering its advertising impressions, a liability is recorded. If the Company delivers its advertising impressions to the customer's Web site prior to receiving the advertising impressions, a prepaid expense is recorded. At September 30, 2001, the Company had no prepaid expense or liability associated with barter transactions. At December 31, 2000, the Company recorded prepaid expenses of approximately $200,000 for barter advertising to be received. Barter revenue was approximately $450,000 and $1,915,000, and represented approximately 11% and 15% of total revenue, respectively, for the three and nine months ended September 30, 2001. Barter revenue was approximately $87,000 and represented approximately 2% and 1% of total revenue for the three and nine months ended September 30, 2000, respectively.

     Net Loss Per Share

     The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and Staff Accounting Bulletin No. 98 ("SAB 98"). Under SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stock for the period by the weighted average number of common shares outstanding for the period.

     The calculation of diluted net loss per share excludes common stock equivalents, consisting of outstanding stock options and a convertible subordinated promissory note payable, as the effect of their conversion to common stock would be antidilutive. Stock options outstanding that could potentially dilute basic earnings per share in the future (but were not included in diluted earnings per share because their effect on periods presented was antidilutive) totaled 4,156 at September 30, 2001. The Company intends to grant options covering 1,180,002 shares of common stock after February 4, 2002 in connection with its stock option exchange program. See Note 5.

     Recent Accounting Pronouncements

     In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in September 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 is effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments: hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has not invested in derivative instruments nor has it participated in hedging activities as of September 30, 2001.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002.

     Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS 142. SFAS 141 will require upon adoption of SFAS 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No.
143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and is not expected to have a material impact on the Company's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and is not expected to have a material impact on the Company's consolidated financial statements.

     Reclassification

     Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

NOTE 2 - SEGMENT INFORMATION

     The Company changed the reporting of its business segments as of July 1, 2000, and restated its prior periods to conform to this revised segment reporting. The Company formerly reported operating in three business divisions consisting of six reportable segments. The three business divisions consisted of online publishing, print publishing and licensing and insurance sales. The online publishing division is primarily engaged in the sale of advertising, sponsorships and hyperlinks in connection with the Company's Internet site Bankrate.com, and its former separate sites theWhiz.com, IntelligentTaxes.com, GreenMagazine.com, Consejero.com and CPNet.com. Bankrate.com, theWhiz.com, Consejero.com and Greenmagazine.com constituted segments within this division. CPNet.com was sold on May 17, 2000 and Consejero.com was shut down on August 31, 2000, while theWhiz.com and IntelligentTaxes.com were incorporated into channels of Bankrate.com. GreenMagazine.com was shut down in December 2000. The former insurance division, which was sold on July 14, 2000, constituted a segment and operated through Pivot, a virtual insurance agency and fulfillment/call center specializing in direct insurance sales on the Internet and through other direct media.

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

     Although no one customer accounted for greater than 10% of total revenues for the three and nine months ended September 30, 2001 and 2000, the five largest customers accounted for approximately 19% and 20%, and 22% and 26%, respectively, of total revenue for those periods. No revenues were generated outside of the United States.

     Summarized segment information as of September 30, 2001 and 2000, and for the three and nine months ended September 30, 2001 and 2000, is presented below.


                                                                            Print
                                                            Online       Publishing
                                                          Publishing    and Licensing      Other          Total
                                                          ----------    -------------      -----          -----
    Three Months Ended September 30, 2001
    Revenue                                               $  3,370,657       $ 817,926    $         -   $  4,188,583
    Cost of revenue                                            750,252         552,370              -      1,302,622
    Gross margin                                             2,620,405         265,556              -      2,885,961
    Sales expenses                                             680,227               -              -        680,227
    Marketing expenses                                         475,552               -              -        475,552
    Product development expenses                               252,148         108,063              -        360,211
    General and administrative expenses                      1,244,332         301,950              -      1,546,282
    Depreciation and amortization                              115,818          49,636              -        165,454
    Other income (expense), net                                      -               -        (37,712)       (37,712)
    Segment profit (loss)                                     (147,671)       (194,094)       (37,712)      (379,477)
    Total assets                                          $  2,623,822       $ 644,074    $ 8,459,259   $ 11,727,155

                                                                            Print
                                                            Online       Publishing
                                                          Publishing    and Licensing      Other          Total
                                                          ----------    -------------      -----          -----
    Three Months Ended September 30, 2000
    Revenue                                               $  3,012,405     $   711,639    $         -   $  3,724,044
    Cost of revenue                                          1,697,350         454,767              -      2,152,117
    Gross margin                                             1,315,055         256,872              -      1,571,927
    Sales expenses                                             795,531               -              -        795,531
    Marketing expenses                                         263,055               -              -        263,055
    Product development expenses                               279,376         119,733              -        399,109
    General and administrative expenses                      2,084,143         492,350              -      2,576,493
    Restructuring charge                                             -               -        843,185        843,185
    Depreciation and amortization                              156,012          66,862              -        222,874
    Goodwill amortization                                       73,593               -              -         73,593
    Other income (expense), net                                      -               -         39,111         39,111
    Segment profit (loss)                                   (2,336,655)       (422,073)      (804,074)    (3,562,802)
    Discontinued operations                                          -               -        622,995        622,995
    Net loss                                                (2,336,655)       (422,073)      (181,079)    (2,939,807)
    Total assets                                          $  3,306,590     $   988,191    $ 9,604,405   $ 13,899,186

                                                                            Print
                                                            Online       Publishing
                                                          Publishing    and Licensing      Other          Total
                                                          ----------    -------------      -----          -----
    Nine Months Ended September 30, 2001
    Revenue                                               $ 10,725,010     $ 2,410,639    $         -   $ 13,135,649
    Cost of revenue                                          2,426,520       1,595,880              -      4,022,400
    Gross margin                                             8,298,490         814,759              -      9,113,249
    Sales expenses                                           2,253,226               -              -      2,253,226
    Marketing expenses                                       2,273,417               -              -      2,273,417
    Product development expenses                               732,738         314,030              -      1,046,768
    General and administrative expenses                      3,410,319         766,530              -      4,176,849
    Depreciation and amortization                              382,917         164,107              -        547,024
    Other income (expense), net                                      -               -        (68,653)       (68,653)
    Segment profit (loss)                                     (754,127)       (429,908)       (68,653)    (1,252,688)
    Total assets                                          $  2,623,822     $   644,074    $ 8,459,259   $ 11,727,155

                                                                            Print
                                                            Online       Publishing
                                                          Publishing    and Licensing      Other          Total
                                                          ----------    -------------      -----          -----
    Nine Months Ended September 30, 2000
    Revenue                                               $  9,072,950     $ 2,203,029    $         -   $ 11,275,979
    Cost of revenue                                          6,116,799       1,540,014              -      7,656,813
    Gross margin                                             2,956,151         663,015              -      3,619,166
    Sales expenses                                           2,442,210               -              -      2,442,210
    Marketing expenses                                       3,263,543               -              -      3,263,543
    Product development expenses                             1,093,450         468,622              -      1,562,072
    General and administrative expenses                      5,775,446       1,402,352              -      7,177,798
    Restructuring charge                                             -               -      2,141,282      2,141,282
    Depreciation and amortization                              474,705         203,445              -        678,150
    Goodwill amortization                                      220,779               -              -        220,779
    Other income (expense), net                                      -               -        209,410        209,410
    Segment profit (loss)                                  (10,313,982)     (1,411,404)    (1,931,872)   (13,657,258)
    Discontinued operations                                          -               -     (2,343,365)    (2,343,365)
    Net loss                                               (10,313,982)     (1,411,404)    (4,275,237)   (16,000,623)
    Total assets                                          $  3,306,590     $   988,191    $ 9,604,405   $ 13,899,186

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

     In July 2000, the Company sold its former wholly owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed without prejudice based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. The outcome of this matter is uncertain at this time.

     Other Commitments

     On February 25, 2000, the Company announced that William P. Anderson resigned as its President and Chief Executive Officer and as a director. Under the terms of his Executive Employment Agreement entered into on March 10, 1999, Mr. Anderson received cash compensation totaling approximately $150,000 and continued to vest in his stock options through November 15, 2000, which resulted in a non-cash charge of approximately $860,000. Both the cash charge ($150,000) and the non-cash charge ($860,000) were recorded during the nine months ended September 30, 2000.

     On April 5, 2000, Jeffrey M. Cunningham was elected to the Company's Board of Directors as non-executive chairman. In accordance with the terms of a Stock Purchase Plan and Subscription Agreement (the "Purchase Agreement") entered into on that date, Mr. Cunningham purchased 431,499 shares of the Company's common stock for $997,840 in cash (or $2.313 per share). The purchase price of the shares was equal to the closing price per share of the Company's common stock on April 5, 2000, as reported by the Nasdaq National Market. In addition, on April 5, 2000, Mr. Cunningham was granted stock options under the 1999 Equity Compensation Plan to purchase 141,905 shares of common stock at $4.50 per share and 125,622 shares at $3.75 per share. One-half of the options vested and became exercisable on March 31, 2001, and the balance vest and become exercisable in equal monthly installments commencing on April 30, 2001 and concluding on March 31, 2002. Mr. Cunningham resigned from the Board on June 19, 2001. The Company recognized compensation expense of approximately $108,000 for the nine months ended September 30, 2001. No further compensation expense related to these options will be recognized after June 30, 2001.

     On April 27, 2000, Elisabeth DeMarse was elected to the Company's Board of Directors as well as elected President and Chief Executive Officer of the Company. Ms. DeMarse entered into an employment agreement with the Company on that date. Pursuant to the terms of her employment agreement, Ms. DeMarse is entitled to receive an annual base salary of $300,000 and a bonus of $100,000 payable in quarterly installments. The Company has agreed to provide other benefits, including $500,000 in term life insurance and participation in the Company's benefit plans available to other executive officers. Under the terms of the employment agreement, Ms. DeMarse agrees to assign to the Company all of her copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of her employment and for a period of one year thereafter, Ms. DeMarse agrees not to compete with the Company and not to recruit any of the Company's employees, unless the Company terminates her without cause or she resigns for good reason (as defined in the agreement). Upon Ms. DeMarse's termination of employment for certain reasons (i.e., without cause, disability, resignation for good reason, or a change of control), the Company agrees to pay her severance equal to 12 months' base salary, as well as reimburse her for health, dental and life insurance coverage premiums for one year after such termination. The agreement terminates on April 27, 2002, unless otherwise extended by the parties. Ms. DeMarse was previously granted options to purchase 541,936 shares of the Company's common stock under the Company's 1999 Equity Compensation Plan at $2.688 per share, the fair market value on the date of grant. The options vest over a 24-month period. Twenty five percent of the options vested six months from the date of grant. The remaining options vest in equal monthly installments over the following 18 months through the second anniversary of the date of grant. Ms. DeMarse surrendered all of these options in connection with the Company's stock option exchange program (see Note 5).

NOTE 4 - DIVESTITURE

     Pivot

     On July 14, 2000, the Company sold Pivot for $4,350,000 in cash. The Company remains liable on the $4,350,000 five-year convertible subordinated note issued in connection with the Pivot acquisition. The note bears interest at 10% and is due in one payment on August 20, 2004. Interest is due beginning on August 20, 2002 and thereafter every six months until conversion or payment in full. The note is convertible at any time by the holder into 625,000 shares of the Company's common stock and has other rights and privileges. Pivot's results of operations have been classified as discontinued operations in the accompanying condensed consolidated statements of operations. The Company recorded a gain on the sale of $871,212 in the quarter ended September 30, 2000.

NOTE 5 - STOCK OPTION EXCHANGE PROGRAM

     On July 3, 2001, the Company implemented a stock option exchange program in which employees were offered the opportunity to surrender stock options previously granted to them in exchange for new options to purchase an equal number of shares. The new options are to be granted no sooner than six months and one day after the date of cancellation but no later than February 8, 2002. The exercise price of the new options will be the closing market price of the Company's common stock on the date of grant. The exchange program was designed to comply with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" and is not expected to result in any additional compensation charges or variable plan accounting. Options to purchase 1,180,002 shares were surrendered under this program. As a result of this program, the Company recorded a non-cash compensation charge of approximately $481,000 in the quarter ended September 30, 2001. Additionally, approximately $3,307,000 was reclassified from accrued stock compensation expense to additional paid in capital during the quarter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has included in this filing certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by words such as "expects", "anticipates", "intends", "believes", "may", "could", "should", "would" or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Important factors that could cause actual results to differ materially from those in forward-looking statements include but are not limited to the following: we have a history of losses and could run out of cash; our success depends on Internet advertising revenue, interest rate activity and mortgage refinancing, establishing and maintaining distribution agreements and increasing brand awareness of our Web site; we use barter transactions which do not generate cash revenue; our markets are highly competitive; our Web site may encounter technical problems and service interruptions; we rely on the protection of our intellectual property; we may face liability for information on our Web site; future government regulation of the Internet is uncertain and subject to change; our ownership is heavily concentrated in our management; our success depends on retaining management and key employees; our rapid growth may strain our operations; our new managers must work together effectively as a team; our Articles of Incorporation and By Laws, as well as Florida law, may prevent or delay a future takeover; we may encounter difficulties with future acquisitions; our results of operation may fluctuate significantly; and our stock price may be volatile in the future. Additional information concerning these and other risk factors are set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and in this Quarterly Report on Form 10-Q.

Overview

     The Company is an Internet consumer finance marketplace that owns and operates a portfolio of Internet-based personal finance channels including banking, investing, taxes and small business finance. The Company's flagship site, Bankrate.com, is the Web's leading aggregator of information on over 100 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and also through national and state publications. We regularly survey approximately 4,500 financial institutions in 50 states in order to provide the most current objective, unbiased rates on banking products such as mortgages, new and used auto loans, credit cards and more. Hundreds of print and online partner publications use Bankrate.com as the source for financial rates and information.

     Management believes that the recognition of the Company's research as a leading source of independent, objective information on banking and credit products is essential to its success. As a result, the Company has sought to maximize distribution of its research to gain brand recognition as a research authority, to build greater brand awareness of the Bankrate.com Web site and to reach a greater number of online users.

     The Company has incurred net losses in each of its last five fiscal years and had an accumulated deficit of approximately $60 million as of September 30, 2001. The Company anticipates that it will continue to incur operating losses for the foreseeable future.

     The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, the Company has substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. The Company sold CPNet.com in May 2000, sold Pivot in July 2000 (see Note 4), shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000. These transactions yielded cash to the Company of approximately $4,392,000 and reduced operating expenses. The Company has also reduced employment levels of continuing operations and consolidated its physical locations. Based on these actions and the Company's current plan, the Company believes its existing capital resources will be sufficient to satisfy its cash requirements into 2003. However, there are no assurances that such actions will ensure cash sufficiency through 2002 or that reducing marketing or other expenses would not potentially curtail revenue growth.

          The Company may consider additional options, which include, but are not limited to, the following: forming strategic partnerships or alliances; considering other strategic alternatives, including a merger or sale of the Company, or an acquisition; or raising new debt and/or equity capital. There can be no assurance that the Company will be able to raise any funds or realize its strategic alternatives on favorable terms or at all.

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

     The total consideration paid in connection with the acquisition of Pivot consisted of $290,000 in cash paid to the Pivot shareholders and a $4,350,000 five-year convertible subordinated note to Midland. The note bears interest at 10% and is due in one payment on August 20, 2004. Interest is due beginning on August 20, 2002 and thereafter every six months until conversion or payment in full. The note is convertible at any time by Midland into 625,000 shares of the Company's common stock. The Company has the right to require conversion beginning any time after the earlier of (1) August 20, 2000 or (2) the date that the Company files a registration statement under the Securities Act of 1933, as amended, registering the conversion shares for sale; provided that, within the 55-day period immediately prior to the date the Company notifies Midland of the required conversion, the closing price of the Company's common stock has been at least $10.00 per share for at least twenty consecutive trading days.

     On July 14, 2000, the Company sold Pivot for $4,350,000 in cash. The Company remains liable on the convertible subordinated note issued in connection with the Pivot acquisition. Pivot's results of operations have been classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The Company recorded a gain on the sale of $871,212 in the quarter ended September 30, 2000.

     On August 27, 1999, the Company acquired certain assets and assumed certain liabilities of Green Magazine, Inc. ("Green") pursuant to an Asset Purchase Agreement, dated August 27, 1999, by and among the Company, Green, Kenneth A. Kurson, John F. Packel and James Michaels, for approximately $831,000, including acquisition costs. Pursuant to the Asset Purchase Agreement, the Company acquired the rights to all agreements, contracts, commitments, licenses, copyrights, trademarks and the subscriber/customer list of Green. Kenneth A. Kurson and John F. Packel were also employed by the Company. The total consideration paid was approximately $784,000, consisting of $200,000 in cash and 100,000 unregistered shares of the Company's common stock valued at approximately $584,000. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $883,000) was recorded as goodwill and was being amortized over three years, the expected benefit period.

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

         On February 25, 2000, the Company announced that William P. Anderson resigned as its President and Chief Executive Officer and as a director. Under the terms of his Executive Employment Agreement entered into on March 10, 1999, Mr. Anderson received cash compensation totaling approximately $150,000 and continued to vest in his stock options through November 15, 2000, which resulted in a non-cash charge of approximately $860,000. Both the cash charge ($150,000) and the non-cash charge ($860,000) were recorded in the quarter ended March 31, 2000.

     On April 5, 2000, Jeffrey M. Cunningham was appointed to the Company's Board of Directors as non-executive chairman. In accordance with the terms of a Stock Purchase Plan and Subscription Agreement (the "Purchase Agreement") entered into on that date, Mr. Cunningham purchased 431,499 shares of the Company's common stock for $997,840 in cash (or $2.313 per share). The purchase price of the shares is equal to the closing price per share of the Company's common stock on April 5, 2000, as reported by the Nasdaq National Market. In addition, on April 5, 2000, Mr. Cunningham was granted stock options under the 1999 Equity Compensation Plan to purchase 141,905 shares of common stock at $4.50 per share and 125,622 shares at $3.75 per share. One-half of the options vest and become exercisable on March 31, 2001, and the balance vest and become exercisable in equal monthly installments commencing on April 30, 2001 and concluding on March 31, 2002. Mr. Cunningham resigned from the Board on June 19, 2001. The Company recognized compensation expense of approximately $108,000 for the nine months ended September 30, 2001. No further compensation expense related to these options will be recognized after June 30, 2001.

     On April 27, 2000, Elisabeth DeMarse was elected to the Company's Board of Directors as well as elected President and Chief Executive Officer of the Company. Ms. DeMarse entered into an employment agreement with the Company on that date. Pursuant to the terms of her employment agreement, Ms. DeMarse is entitled to receive an annual base salary of $300,000 and a bonus of $100,000 payable in quarterly installments. The Company has agreed to provide other benefits, including $500,000 in term life insurance and participation in the Company's benefit plans available to other executive officers. Under the terms of the employment agreement, Ms. DeMarse agrees to assign to the Company all of her copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of her employment and for a period of one year thereafter, Ms. DeMarse agrees not to compete with the Company and not to recruit any of the Company's employees, unless the Company terminates her without cause or she resigns for good reason (as defined in the agreement). Upon Ms. DeMarse's termination of employment for certain reasons (i.e., without cause, disability, resignation for good reason, or a change of control), the Company agrees to pay her severance equal to 12 months' base salary, as well as reimburse her for health, dental and life insurance coverage premiums for one year after such termination. The agreement terminates on April 27, 2002, unless otherwise extended by the parties. Ms. DeMarse was previously granted options to purchase 541,936 shares of the Company's common stock under the Company's 1999 Equity Compensation Plan at $2.688 per share, the fair market value on the date of grant. The options vest over a 24-month period. Twenty five percent of the options vested six months from the date of grant. The remaining options vest in equal monthly installments over the following 18 months through the second anniversary of the date of grant. Ms. DeMarse surrendered all of these options in connection with the Company's stock option exchange program (see Note 5 to the condensed consolidated financial statements).

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

     In June 2000, the Company recorded a restructuring charge of $1,298,000, or $0.09 per share, as a result of implementing certain strategic reorganization initiatives. Approximately $364,000 of this charge pertained to severance, legal and other employee-related costs incurred in connection with a reduction of approximately 10% of the workforce in ongoing operations and the elimination of positions in under-performing, non-core business units, all of which was paid in 2000. The remaining $934,000 of this charge related to the write-off of certain assets, primarily software, licenses and other installation costs, of an abandoned systems installation.

     In the quarter ended September 30, 2000, the Company recorded restructuring and impairment charges of approximately $843,000, or $0.06 per share, as a result of further strategic reorganization initiatives. Approximately $88,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a further reduction of the workforce, all of which was paid in 2000. Approximately $279,000 related to the shut-down and sale of assets of Consejero.com and other non-core assets. The remaining $476,000 resulted from the write-down of the GreenMagazine.com goodwill discussed above.

     On August 31, 2000, the Company shut down the operations of Consejero.com and sold certain of its assets, including fixed assets, software licenses and other intangible assets, to Consejero Holdings, LLC for $41,800 in cash, resulting in a loss of approximately $86,000. Additionally, the Company recorded approximately $193,000 in charges for severance and other related shut-down costs, all of which were paid in 2000.

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

     On July 3, 2001, the Company implemented a stock option exchange program in which employees were offered the opportunity to surrender stock options previously granted to them in exchange for new options to purchase an equal number of shares. The new options are to be granted no sooner than six months and one day after the date of cancellation but no later than February 8, 2002. The exercise price of the new options will be the closing market price of the Company's common stock on the date of grant. The exchange program was designed to comply with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" and is not expected to result in any additional compensation charges or variable plan accounting. Options to purchase 1,180,002 shares were surrendered under this program. As a result of this program, the Company recorded a non-cash compensation charge of approximately $481,000 in the quarter ended September 30, 2001. Additionally, approximately $3,307,000 was reclassified from accrued stock compensation expense to additional paid in capital during the quarter.

Overview of Revenue and Expenses

     The following are descriptions of the revenue and expense components of our online and print publishing operations:

Online publishing revenue

         The Company sells graphical advertisements on its Web site (including co-branded sites) consisting of banner, badge, billboard and poster advertisements. Such advertising is sold to advertisers according to the cost per thousand impressions, or CPM, the advertiser receives. The amount of advertising the Company sells is a function of (1) the number of advertisements per Web page, (2) the number of visitors viewing its Web pages, and (3) the capacity of the Company's sales force. Advertising sales are invoiced monthly based on the number of advertisement impressions or the number of times the advertisement is viewed by users of the Company's Web site. Revenue is recognized monthly based on the percentage of actual impressions to the total number of impressions contracted. Revenue for impressions invoiced but not delivered is deferred and recognized when impressions are delivered. Additionally, the Company generates revenue on a "per action" basis (i.e., a purchase or completion of an application) when a visitor to its Web site transacts with one of its advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser. The Company is also involved in revenue sharing arrangements with its online partners where the consumer uses co-branded sites principally hosted by the Company. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenues are shared according to distribution agreements. Revenue is recorded gross and partnership payments are recorded in cost of revenue. The Company also sells hyperlinks to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned.

         Online publishing revenue includes barter revenue, which represents the exchange by the Company of advertising space on the Company's Web site for reciprocal advertising space on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions." In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web site. Barter expense is recognized when the Company's advertisements are run on the other companies' Web sites, which is typically in the same period in which barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering its advertising impressions, a liability is recorded. If the Company delivers its advertising impressions to the customer's Web site prior to receiving the advertising impressions, a prepaid expense is recorded. At September 30, 2001, the Company had no prepaid expense or liability associated with barter transactions. At December 31, 2000, the Company recorded prepaid expenses of approximately $200,000 for barter advertising to be received. Barter revenue was approximately $450,000 and $1,915,000, and represented approximately 11% and 15% of total revenue, respectively, for the three and nine months ended September 30, 2001. Barter revenue was approximately $87,000 and represented approximately 2% and 1% of total revenue for the three and nine months ended September 30, 2000, respectively.

Print publishing and licensing revenue

     Print publishing and licensing revenue represents advertising revenue from the sale of advertising in Consumer Mortgage Guide rate tables, newsletter subscriptions, and licensing of research information. The Company charges a commission for placement of Consumer Mortgage Guide in a print publication. Advertising revenue and commission income is recognized when Consumer Mortgage Guide runs in the publication. Revenue from its newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period.

Online publishing costs

     Online publishing costs represent expenses directly associated with the creation of online publishing revenue. These costs include contractual revenue sharing obligations resulting from the Company's distribution arrangements (distribution payments), editorial costs, research costs and allocated overhead. Distribution payments are made to Web site operators for visitors directed to the Company's Web site. These costs increase with gains in traffic to the Company's sites. Editorial costs relate to writers and editors who create original content for our online publications and associates who build Web pages. These costs have increased as the Company has added online publications and co-branded versions of its sites under distribution arrangements. These sites must be maintained on a daily basis. Research costs include expenses related to gathering data on banking and credit products and consist of compensation and benefits, facilities costs, telephone costs and computer systems expenses.

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

     Marketing costs represent expenses associated with expanding brand awareness of the Company's products and services to consumers and include advertising, including banner advertising, marketing and promotion costs, and barter expense.

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

     Goodwill amortization represents the excess of the purchase price over the fair market value of net assets acquired spread over the expected benefit periods, which is between three to five years.

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

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Total revenue for the three months ended September 30, 2001 of $4,189,000 increased $465,000, or 12%, over the comparable period in 2000. Online publishing revenue increased $358,000, or 12%, to $3,371,000 and represented 80% of total revenue in 2001 compared to 81% in 2000. Excluding barter revenue, total revenue was $102,000, or 3%, higher than the comparable period in 2000, while online revenue (excluding barter revenue) was essentially unchanged compared to the same period in 2000. The slowdown in online revenue was the result of terminating unprofitable advertising and distribution relationships, smaller advertising buys from certain existing customers and customers' response to uncertain economic conditions. Total revenue, excluding barter revenue, for 2001 is projected to be relatively flat compared to 2000.

     Print publishing and licensing revenue increased $106,000, or 15%, to $818,000 during the three months ended September 30, 2001 compared to the same period in 2000, due primarily to an increase in Consumer Mortgage Guide revenues. This increase was a result of declining interest rates that boosted the refinance markets and caused more advertisers to publish their rates.

     Online publishing costs of $750,000 for the three months ended September 30, 2001 decreased $947,000, or 56%, from the comparable period in 2000. This decrease was due primarily to costs of approximately $504,000 incurred during the three months ended September 30, 2000 for theWhiz.com, Consejero.com, CPNet.com, GreenMagazine.com and ilife.com. CPNet.com was sold in May 2000 and Consejero.com was sold in August 2000. ilife.com and theWhiz.com were integrated into Bankrate.com beginning in June 2000 and GreenMagazine.com was shut down in December 2000. Additionally, direct costs were lower due to a 30% reduction in full-time equivalent headcount, and a 69% reduction in revenue sharing payments resulting from the termination of unprofitable distribution relationships.

     Excluding barter expense of $450,000 in 2001 and $87,000 in 2000, marketing expenses of $25,000 for the three months ended September 30, 2001 were $150,000, or 85%, lower than the same period in 2000. This reduction was a direct result of strategic initiatives to control costs.

     Product development costs of $360,000 for the three months ended September 30, 2001 were $39,000, or 10%, lower than the same period in 2000 due to lower consulting and contract labor costs, and less spent on non-capitalizable system hardware and software.

     General and administrative expenses of $1,546,000 for the three months ended September 30, 2001 were $1,030,000, or 40%, lower than the comparable period in 2000. Human resource costs were approximately $80,000, or 14%, lower in 2001 due to lower full-time equivalent headcount of 7, or 26%. The remaining decrease of approximately $950,000 was due primarily to lower consulting and professional fees, litigation accruals and other expenses in line with the Company's effort to reduce costs.

     Depreciation and amortization of $165,000 for the three months ended September 30, 2001 was $57,000, or 26%, lower compared to the same period in 2000 due to the sale of assets and non-core business units in connection with the Company's restructuring plan and strategic initiatives. Goodwill amortization of $74,000 was a result of the Green Magazine.com acquisition in the third quarter of 1999.

     Interest income of $74,000 for the three months ended September 30, 2001 was down from $165,000 in the comparable 2000 period due to declining cash balances and interest rates.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Total revenue for the nine months ended September 30, 2001 of $13,136,000 increased $1,860,000, or 16%, over the comparable period in 2000. Online publishing revenue increased $1,652,000, or 18%, to $10,725,000 and represented 82% of total revenue in 2001 compared to 80% in 2000. Excluding barter revenue, total revenue of $11,221,000 for the nine months ended September 30, 2001 was essentially unchanged compared to the amount reported in 2000. Online revenue excluding barter revenue of $8,810,000 was $176,000, or 2%, less than the amount reported in 2000. This decrease was the result of terminating unprofitable advertising and distribution relationships, smaller advertising buys from certain existing customers and customers' response to uncertain economic conditions. Total revenue, excluding barter revenue, for 2001 is projected to be relatively flat compared to 2000.

     Print publishing and licensing revenue increased $208,000, or 9%, to $2,411,000 during the nine months ended September 30, 2001 compared to the same period in 2000, due primarily to an increase in Consumer Mortgage Guide revenues. This increase was a result of declining interest rates that boosted the refinance markets and caused more advertisers to publish their rates.

     Online publishing costs of $2,427,000 for the nine months ended September 30, 2001 decreased $3,690,000, or 60%, from the comparable period in 2000. This decrease was due primarily to costs of approximately $2,775,000 incurred during the nine months ended September 30, 2000 for theWhiz.com, Consejero.com, CPNet.com, GreenMagazine.com, ilife.com, and IntelligentTaxes.com. CPNet.com was sold in May 2000 and Consejero.com was sold in August 2000. IntelligentTaxes.com, ilife.com and theWhiz.com were integrated into Bankrate.com beginning in June 2000 and GreenMagazine.com was shut down in December 2000. Additionally, direct costs were lower due to a 25% reduction in full-time equivalent headcount, and a $668,000, or 50%, reduction in revenue sharing payments resulting from the termination of unprofitable distribution relationships.

     Excluding barter expense of $2,115,000 in 2001 and $87,000 in 2000, marketing expenses of $159,000 for the nine months ended September 30, 2001 were $3,017,000, or 95%, lower than the comparable quarter in 2000. This reduction was a direct result of the Company's strategic initiatives to control costs.

     Product development costs of $1,047,000 for the nine months September 30, 2001 were $515,000, or 33%, lower than the same period in 2000 due to lower consulting and contract labor costs, and less spent on non-capitalizable system hardware and software.

     General and administrative expenses of $4,177,000 for the nine months ended September 30, 2001 were $3,001,000, or 42%, lower than the comparable period in 2000. Non-cash compensation expense was $854,000 (including $481,000 related to the Company's stock option exchange program) during the nine months ended September 30, 2001 compared to $1,145,000 in the comparable period in 2000. In March 2000, the Company recorded approximately $860,000 of non-cash charges upon the resignation of the Company's former president and chief executive officer related to the continued vesting of stock options under the terms of his employment agreement. Human resource costs were approximately $658,000, or 30%, lower in 2001 due to lower full-time equivalent headcount of 10, or 32%. During the quarter ended September 30, 2000, litigation reserves of approximately $955,000 were established. The remaining decrease of approximately $1,097,000 was due primarily to lower consulting and professional fees and other expenses in line with the Company's effort to reduce costs.

     In June 2000, the Company recorded a restructuring charge of $1,298,000, or $0.09 per share, as a result of implementing certain strategic reorganization initiatives. Approximately $364,000 of this charge pertained to severance, legal and other employee-related costs incurred in connection with a reduction of approximately 10% of the workforce in continuing operations and the elimination of positions in under-performing, non-core business units. The remaining $934,000 of this charge related to the write-off of certain costs, primarily software, licenses and other installation costs, of an abandoned systems installation.

     Depreciation and amortization of $547,000 for the nine months ended September 30, 2001 was $131,000, or 19%, lower compared to the same period in 2000 due to the sale of assets and non-core business units in connection with the Company's restructuring plan and strategic initiatives. Goodwill amortization of $221,000 was a result of the Green Magazine.com acquisition in the third quarter of 1999.

     Interest income of $283,000 for the nine months ended September 30, 2001 was down from $583,000 in the comparable 2000 period due to declining cash balances and interest rates.

Liquidity and Capital Resources

     The Company has funded its operations using capital raised from stockholders, from the proceeds of its initial public offering of common stock in May 1999, and from its operating revenue. As of September 30, 2001, the Company had working capital of approximately $7,248,000. Cash used in operating activities for the nine months ended September 30, 2001 was approximately $236,000, reflecting the funding of current operating losses and working capital needs.

     In connection with the acquisition of Pivot in August 1999, the Company issued a $4,350,000 five-year convertible subordinated note payable to Pivot's former owner. The note bears interest at 10% and the principal is due in one payment on August 20, 2004. Interest is due beginning August 20, 2002 and thereafter every six months until conversion or payment in full. The note is convertible at any time by the holder into 625,000 shares of the Company's common stock.

     The Company has incurred net losses in each of its last five fiscal years. The Company had an accumulated deficit of approximately $60 million as of September 30, 2001 and anticipates that it will continue to incur operating losses for the foreseeable future.

     The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, the Company has substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. The Company sold CPNet.com in May 2000, sold Pivot in July 2000 (see Note 4), shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000. These transactions yielded cash to the Company of approximately $4,392,000 and reduced operating expenses. The Company has also reduced employment levels of continuing operations and consolidated its physical locations. Based on these actions and the Company's current plan, the Company believes its existing capital resources will be sufficient to satisfy its cash requirements into 2003. However, there are no assurances that such actions will ensure cash sufficiency through 2003 or that reducing marketing or other expenses would not potentially curtail revenue growth.

     The Company may consider additional options, which include, but are not limited to, the following: forming strategic partnerships or alliances; considering other strategic alternatives, including a merger or sale of the Company, or an acquisition; or raising new debt and/or equity capital. There can be no assurance that the Company will be able to raise any funds or realize its strategic alternatives on favorable terms or at all.

     Further, due to the legal matters discussed in Note 3 to the condensed consolidated financial statements included herein and in Item 3., Legal Proceedings, which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending these matters which may impact the operations of the Company.

Recent Accounting Pronouncements

     In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in September 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 is effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments: hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has not invested in derivative instruments nor has it participated in hedging activities as of September 30, 2001.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002.

     Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS 142. SFAS 141 will require upon adoption of SFAS 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. The Company does not expect the adoption of these standards to have a material effect on the Company's consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and is not expected to have a material impact on the Company's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and is not expected to have a material impact on the Company's consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The primary objective of the Company's investment strategy is to preserve principal while maximizing the income it receive from investments without significantly increasing risk. To minimize this risk, to date the Company has maintained its portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of September 30, 2001, all of the Company's cash equivalents mature in less than three months.

Exchange Rate Sensitivity

     The Company's exposure to foreign currency exchange rate fluctuations is minimal to none as it does not have any revenues denominated in foreign currencies. Additionally, the Company has not engaged in any derivative or hedging transactions to date.

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

     In July 2000, the Company sold its former wholly owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. The outcome of this matter is uncertain at this time.


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933, as amended (File No. 333-74291), relating to the Company's initial public offering of its common stock, was May 13, 1999. A total of 3,500,000 shares of the Company's common stock were sold to an underwriting syndicate at $13.00 per share ($12.09 per share after deducting underwriters' discounts and commissions). The managing underwriters were ING Baring Furman Selz LLC and Warburg Dillon Read LLC. The initial public offering resulted in gross proceeds of $45,500,000, $3,185,000 of which was applied to the underwriting discount and approximately $1,014,000 of which was applied to related expenses. As a result, the net proceeds of the offering to the Company were approximately $41,301,000. From the date of receipt through September 30, 2001, approximately $17,366,000 of the net proceeds was used for marketing, advertising and promotional expenditures, and the remainder was used for working capital or invested in short-term interest bearing investments. None of the net proceeds of the offering were paid directly or indirectly to any director or officer of the Company (other than payment of salaries and bonuses in the ordinary course of business) or any of their associates, or to any persons owning ten percent or more of the Company's common stock, or to any affiliates of the Company.

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

                                           Bankrate, Inc.



        Dated: November 8, 2001            By: /s/ ROBERT J. DEFRANCO
                                           -----------------------------
                                           Robert J. DeFranco
                                           Senior Vice President
                                           Chief Financial Officer