Form 10-K405
period 2001-12-31
BANKRATE INC
filed 2002-03-29
CIK 1080866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For The Fiscal Year Ended December 31, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-25681

                              [LOGO] Bankrate, Inc.

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

                     Common Stock, par value $0.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on February 28, 2002, as reported by the OTC Bulletin Board was approximately $6,147,046. As of February 28, 2002, the Registrant had outstanding 13,996,950 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Parts I and III of this report.

================================================================================

ITEM 1. BUSINESS

     This Report and our other communications and statements may contain "forward-looking statements," including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For information concerning these factors and related matters, see "Risk Factors" below and "Forward-Looking Statements" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Overview

     Bankrate, Inc. owns and operates an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com, is the Web's leading aggregator of information on over 100 financial products, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications.

     Bankrate.com provides the tools and information that can help consumers make better financial decisions. We regularly survey approximately 4,800 financial institutions in all 50 states in order to provide the most current objective, unbiased rates. Hundreds of print and online partner publications depend on Bankrate.com as the trusted source for financial rates and information.

     Over two decades ago, we began as a print publisher of the newsletter "Bank Rate Monitor." Our rate tables provide at no cost to the consumer, a detailed list of lenders by market, and include relevant details to help consumers compare loan products.

     We continue to enhance our offerings in order to provide Bankrate.com users with the most complete experience. Features such as financial calculators and e-mail newsletters allow users to interact with our site. Our Rate Trend Index is a weekly poll of industry insiders designed to help consumers forecast interest rate trends.

     We also broadened our offerings to include channels on investing, taxes, small business and financial advice. Each channel offers a unique look at its particular topic. Bankrate.com users can find advice and tips from the Tax channel, obtain business ideas from the Small Business channel and ask a financial expert a question in the Advice channel.

     Information concerning our advertising views and page views appears below:

                                               Bankrate, Inc.
                                  Internet Advertising Views and Page Views
                                                (in millions)

For the year ended December 31,         2001     2000     1999     1998
                                       -----     ----     ----     ----

         Ad Views                      1,577      405      288      104

         Page Views                      237      136       89       40

     Prior to 1996, and dating back to 1976, our principal business was the publication of print newsletters, the syndication of unbiased editorial bank and credit product research to newspapers and magazines, and advertising sales of the Consumer Mortgage Guide. We currently syndicate editorial research to 104 newspapers that have combined single day circulation in excess of 28.7 million copies and three national magazines with combined monthly circulation in excess of 2 million copies. The Consumer Mortgage Guide is a weekly newspaper-advertising table consisting of product and rate information from local mortgage companies and financial institutions. The Consumer Mortgage Guide appears weekly in approximately 13 U.S. metropolitan newspapers with combined single day circulation in excess of 3.9 million copies. Together, these Bankrate.com branded print activities have the potential of reaching 34.9 million readers according to Editor & Publisher International 2001 Year Book.

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

     See Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and Note 11 to the Consolidated Financial Statements below for a discussion of our two reportable business segments: online publishing, and print publishing and licensing.

Our Opportunity

     Many financial services customers are relatively uninformed with respect to financial products and services and often rely upon personal relationships when choosing such products and services. Many of these products and services are not well explained, and viable, equivalent alternatives typically are not presented when marketed to consumers through traditional media. As the sale of many of these products and services moves to the Internet, where there is little personal contact, we believe that consumers will seek sources of independent objective information such as Bankrate.com to facilitate and support their buying decisions. The interactive nature of the Internet allows us to display extensive research on financial products and services that was previously unavailable to consumers.

     We believe the majority of financial information available on the Web is oriented toward investment advice and providing business news and stock market information, rather than personal and consumer finance data. Our publications are targeted to fulfill the less competitive, but equally important niches of consumer banking and finance information. As a result, we believe we can maintain a loyal base of users comprised of targeted audiences that are attractive to advertisers.

     Despite weakness in advertising spending on the Internet, we have seen steady interest in our primary niches - mortgages, automobile loans, home equity loans and CD/savings products. In addition, we believe our faith in the long-term benefits of the Internet is well founded. The ability of the Internet to provide a platform for frictionless communication between consumers and businesses has not changed. We believe Bankrate, Inc. is positioned to benefit from any growth in Internet usage and the return of the Internet advertising market.

Restructuring

     We spent much of 2000 and 2001 refocusing the Company's business efforts into our primary Web site, Bankrate.com, while actively controlling expenses and pursuing additional sources of revenue. In addition, we sold or curtailed development of under-performing Web sites and business units. The following steps were taken as a direct result of our strategic reorganization initiatives.

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

     . In August 2000, we shut down and sold certain assets of Consejero.com, our Spanish-language personal finance Web site, and Garzarelli.com, a subscription Web site for investment advisor Elaine Garzarelli.

     . In December 2000, we shut down GreenMagazine.com, our alternative personal finance Web site, and the print publication Green Magazine.

     . In 2001, we terminated unprofitable distribution and advertising agreements, formed a telemarketing group in our advertising sales staff to focus primarily on hyperlink sales, and focused our marketing efforts on non-cash intensive marketing programs such as sweepstakes, promotions and barter transactions.

Strategy

     We believe that the consumer-banking sector holds significant opportunities for growth and expansion. As we grow, we are seeking to consolidate our position as the industry leader in the gathering of rate data and to expand our brand recognition with consumers and partners. Elements of our strategy include:

     .    Continuing to provide advertisers with high-quality, ready-to-transact
          ----------------------------------------------------------------------
          consumers: By advertising on our site, either through purchasing
          ---------
          graphic ads, hyperlinks, or sponsorships, banks, brokers and other advertisers are tapping into our strongest resource, consumers on the verge of engaging in a transaction. By allowing advertisers to efficiently access these "in-market" consumers, we are helping advertisers lower their own costs of acquiring new customers, and ultimately creating a transaction that is beneficial for the advertiser, the consumer and us.

     .    Remaining the dominant brand in consumer bank rate data and content:
          -------------------------------------------------------------------
          We are continuing our strong push to remain the dominant player in our market. We believe we are the number one competitor in our market on a number of levels, including revenue, the number of banks surveyed, the number of pages viewed by consumers and the number of unique visitors.

     .    Continued, low-risk growth through partnering with top Web sites: Our
          ----------------------------------------------------------------
          partner network provides Bankrate.com with a steady stream of visitors, with little to no advertising risk to the Company. As the bulk of these agreements are revenue- sharing, we only pay out a percentage of what we actually bring in.

     .    Zealously guarding our limited resources: Our greatest assets are our
          ----------------------------------------
          people, our partners and our brand. We carefully weigh every decision for the potential impact on these three resources.

Distribution Arrangements

     During 2001, approximately 33% of the traffic to Bankrate.com was attributable to the distribution (or syndication) arrangements we have with other Web site operators. Our distribution arrangements fall into two categories: (1) co-branding, in which we establish a "co-branded" site with another Web site operator, and (2) licensing, in which we provide content to the other operator's Web site together with a hyperlink to our own site. We have found co-branding to be more effective in driving traffic to our site.

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

     Our largest partners in terms of driving traffic to our site as of December 31, 2001 included America Online, AT&T WorldNet, Bloomberg, CompuServe, MSN, NASDAQ, Netscape, Smart Money, Yahoo! and USA Today.

Financial Product Research

     Our research staff is made up of 38 employees who track comparative information on over 100 financial products and services, including checking accounts, consumer loans, lines of credit, mortgages, certificates of deposit, savings accounts, credit cards, money market accounts, brokerage accounts and online accounts. We cover both personal and small business accounts offered through branch offices and on the Internet by banks, thrifts, credit unions, credit card issuers, mortgage bankers and mortgage brokers. We estimate that over 350,000 items of data are gathered each week for over 173 markets across the United States from over 4,800 financial institutions. The information obtained includes not only interest rates and yields, but also related data such as lock periods, fees, points, and loan sizes for mortgages and grace periods, late penalties, cash advance fees, cash advance annual percentage rates, annual percentage yields, minimum payments, and terms and conditions of credit cards.

     We adhere to a strict methodology in developing our markets and our institutional survey group. The market survey includes the 100 largest U.S. markets, as defined by the U.S. Census Bureau's Metropolitan Statistical Area categories, along with the largest market in each state that does not include one of the largest 100 markets and other selected communities that represent areas of growth. We provide a comparative analysis of data by market and state as well as on a national basis.

     Institutions in the survey group include the largest banks and thrifts within each market area based on total deposits. The number of institutions tracked within a given market is based on the types of financial products available and number of institutions in the market area. In each of the largest 25 markets, we track at least 10 institutions. In each of the smaller markets we track three or more institutions. We verify and adjust, if necessary, the institutions included in the survey group on an annual basis using FDIC deposit data from year-end call reports. We do not include credit unions in the market survey group because product availability is based upon membership. However, we track the 50 largest U.S. credit unions as a separate survey group for comparison purposes.

     All products included in our database have narrowly defined criteria so that information provided by institutions is comparable. Collected data undergoes four levels of quality control prior to being accepted for inclusion in the database. The first level is automatically performed by our editing software, which identifies unusual changes. The second level is visual proofing, which is performed by a researcher who gathers rates from institutions, reviews the surveys to determine whether there have been any changes in the data on a weekly basis, and verifies unusual changes or other questionable data by contacting the institution. The third level is a second visual check by a senior researcher. The fourth level is performed by a dedicated quality control staff consisting of senior researchers who verify that the information has been correctly updated and entered into our databank. Our quality control staff reviews each listing in relation to regional and national trends and for overall accuracy and consistency fees and related information prior to disclosure of the information to consumers. The staff also reviews the comparability of products, institutional accuracy and survey accuracy. In addition, the quality control team performs anonymous shopping on a weekly basis, whereby we place calls to institutions in order to validate the data in a consumer setting. Institutions providing invalid data are contacted by our quality control staff to ensure that future information will be accurate.

     The criteria for product listings consists of specific attributes, such as loan size and term, that are used to define each type of financial instrument in order to ensure uniformity in the products that are compared. With the exception of the "Internet Banking Deals" table, no special offers are listed on our Internet site. Institutions listed in our Bankrate.com online tables that purchase hyperlinks to their own sites or purchase other advertising must comply with the same criteria for product listings that apply to other institutions or they will be removed.

     All of our new research employees are provided with a four-week program of on-the-job training to ensure consistency of data-gathering and validation techniques. Follow-up refresher training is provided to our research employees on an ongoing basis to ensure that skill levels are maintained.

     At the end of each weekly survey, data is archived as part of our 18-year old cumulative historical data file. This file provides a unique resource for our financial analysts and editorial team in developing trend graphs, charts and narrative analysis that is used by national and local media.

     We are aware of the potential conflict of interest resulting from the sale of advertising to financial institutions while providing independent and objective research. However, we believe that no conflicts of interest have ever compromised our ability to provide independent and objective research, and we are committed to continue to provide such research in the future.

Editorial Content

     In addition to our research department, as of December 31, 2001 we maintained an editorial staff of 14 editors, writers and researchers, and a graphic artist who creates original stories for our Web site. We also have relationships with more than 20 free-lance writers. Most of our editorial staff members are experienced journalists with newspaper or broadcast experience. For example, the reporters and editors of Bankrate.com have professional journalistic work experience ranging from three to 32 years, with an average of 12 years of experience. We believe the quality of our original content plays a critical role in attracting visitors to our site and co-branded partners to the Bankrate.com Web site.

     Most of the content within our Web site is original and produced internally. There is a limited amount of third-party content, acquired under advertising revenue-sharing agreements or licenses, that allows us to incorporate relevant information on our Web site that would otherwise require additional resources to produce. An example of this type of arrangement is the incorporation in Bankrate.com of foreclosure information from foreclosures.com.

Print Publications

     We continue to produce traditional print publications to absorb part of the cost of producing research and original editorial content. Additionally, we believe that print publishing activities contribute to greater exposure and branding opportunities for our Internet Web site. Our print publications activities are as follows:

     .    Consumer Mortgage Guide: We generate revenue through the sale of
          -----------------------
          mortgage rate and product listings in 13 metropolitan newspapers across the United States with combined Sunday circulation of 3.9 million copies. We enter into agreements with the newspapers for blocks of print space, which is in turn sold to local mortgage lenders and we share the revenue with the newspapers on a percentage basis.

     .    Syndication of Editorial Content and Research: We syndicate editorial
          ---------------------------------------------
          research to 104 newspapers, which have combined Sunday circulation more than 28.7 million copies and three national magazines with combined monthly circulation in excess of 2 million copies.

     .    Newsletters: We publish three newsletters: 100 Highest Yields and
          -----------
          Jumbo Flash Report, which target individual consumers, and Bank Rate Monitor, which targets an institutional audience. These newsletters provide bank deposit interest rate information with minimal editorial content.

Consumer Marketing

     During 2000, we determined that our resources would be best leveraged by emphasizing non-cash intensive marketing programs. This gave us the opportunity to reach consumers using multiple advertising vehicles with a minimal depletion of our marketing budget. We have continued this successful strategy in 2001 by expanding our barter effort, and purchasing a series of strategic, highly targeted online and print campaigns. In addition, we have used sweepstakes and promotions efforts to drive site traffic and grow our e-mail newsletter subscriber base. All consumer marketing efforts are designed, implemented, and tracked by our employees.

Advertising Sales

     Our advertising sales staff consisted of 13 salespeople and support staff as of December 31, 2001. It is divided into two groups: the Graphic Ad Team ("GAT") and a telemarketing group ("Telemarketing"). The GAT focuses on selling graphic ads to national advertisers, while Telemarketing primarily sells hyperlinks to regional and local advertisers. Most of our salespersons are located in our North Palm Beach corporate headquarters. We also maintain two satellite offices in New York and Irvine,

California. Each salesperson is responsible for a designated geographic region of the United States. We believe our sales force is highly effective.

     Our GAT salespeople present advertising solutions to potential advertisers using inventory created by our Web site as well as co-branded Web sites. We believe this combined network of sites enhances value for advertisers and direct marketers by (1) alleviating the need to purchase a series of advertising campaigns from numerous Web sites, (2) providing advertisers and direct marketers with advertising opportunities on a wide variety of Web pages containing business and personal finance content, and (3) providing targeted access to Internet users with desirable demographics. Advertisers and direct marketers can enhance the effectiveness of their campaigns by customizing advertising delivery on our networks within a particular content channel or across an entire network.

Advertising Alternatives

     Our advertisers can target prospective customers using several different approaches:

          . Targeting specific geographic and product areas; for example, mortgage shoppers in Atlanta, Georgia; or just one of these - all consumers interested in mortgages, or all consumers from Atlanta

          . Focusing on consumers in specific situations, such as those who are first-time home buyers, or those actively shopping for CDs

          .    General rotation throughout our site

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

     We also sell posters, which are oversize advertisements that contain more information than traditional advertisements. We position posters on certain pages so that they dominate the page. The list prices range from $70 to $150 CPM. Advertisers may also purchase sponsorship positions on the Bankrate.com home page and the main page for each product channel. The cost of the sponsorship is based on banner rates for impressions received and ranges from a list price of $22 to $33 CPM. Advertisers can also sponsor an entire channel. In addition, we offer a number of sponsorship and "custom" advertising opportunities. All list prices are typically negotiated with specific advertisers and pricing can range dramatically based on traffic and size of the advertising.

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

E-Mail Sponsorships

     We publish 11 e-mail newsletters ranging from specific topics such as CDs, credit cards, small business and mortgages, to broader topics such as Frugal U, financial advice and community, weekly news, and monthly checkups; to "alert" newsletters (e-mails alerting subscribers every time a rate changes in mortgages or CDs). These newsletters offer another marketing and sales outlet for us. With over 560,000 e-mail subscriptions, we believe our e-mail newsletters represent attractive advertising space for our customers. Advertisers can sponsor e-mails with both text and graphic ads. The cost for sponsoring an e-mail newsletter is between $0.05 and $0.15 per subscriber.

Advertisers

     We market to local advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country. No advertiser accounts for more than 10% of our revenues. As of December 31, 2001, we had approximately 50 graphic advertisers and 350 hyperlink advertisers. Our larger advertisers included Capital One Bank, Downey Savings & Loan, E-Loan / Car Finance, iHomeowner, Inc., Mortgage Expo, PeopleFirst Finance, Providian Bank, Washington Mutual and Wells Fargo Bank.

Competition

     We compete for advertising revenues across the broad category of personal finance information provided in traditional media such as newspapers, magazines, radio, and television and in the developing market for online financial publications. There are many competitors that have substantially greater resources than we do. Our online competition includes the following:

     . Personal finance sections of general interest sites such as Yahoo! and America Online

     . Personal finance destination sites such as MoneyCentral, Forbes, Business Week, Fortune, Smart Money, Kiplinger's and Money.com

     . E-commerce sites that provide bank and credit products and information such as E-LOAN and GetSmart; and

     .    Rate listing sites, such as MonsterMoving

     Competition in the online segment is generally directed at growing users and revenue using marketing and promotion to increase traffic to Web sites. We believe that our original content, focus and objective product information differentiate us from our competitors.

Operations

     We currently host our Web site on proprietary servers at a secure third party co-location facility in Alpharetta, Georgia. This facility is manned and our equipment is monitored continuously 24 hours daily. The facility is powered continuously with multiple sources including uninterruptible power supplies and internal power generators. The facility is connected to the Internet with redundant high-speed digital data lines that are diversely routed. Our Web site is served from a load balanced cluster of Web servers located in the co-location facility for performance and redundancy. Much of the information presented on our Web site is stored on a dual-node database server cluster also housed in the co-location facility. Our systems are protected by a multi-layered security system including dual high-speed inspection state firewalls.

     All of our systems are controlled remotely via an encrypted virtual private network (VPN) from our network operations center ("NOC") in our principal office in North Palm Beach, Florida. Content on our Web site is created and initially stored on systems located at the NOC, then transferred at scheduled intervals during the day via the VPN to the systems at the Georgia co-location facility. The North Palm Beach facility systems are also powered redundantly by uninterruptible power supply units and a gas powered electric generator.

Proprietary Rights

     Our proprietary intellectual property consists of our unique research and editorial content. We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure to protect this content. In addition, we license some of our data and content from other parties. Our copyrights, trademarks and licenses expire at various dates, and none is individually significant.

Employees

     As of December 31, 2001, we had 102 full-time employees, of which 14 were in Web site and content operations, 21 in sales, business development and marketing, 36 in content and data research, 6 in advertising revenue operations, 12 in product development and information technology, 8 in finance and accounting, and 5 in administration. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our employee relations to be good. Prior to June 2000, we leased all of our employees, with the exception of the employees of our former subsidiary, Professional Direct Agency, Inc. ("Pivot"), from Vincam Human Resources, Inc. under the terms of a co-employment agreement. This agreement was terminated by mutual agreement effective June 1, 2000, and all leased employees became our direct employees.

Risk Factors

We Have a History of Losses and Could Run out of Cash

     We have incurred net losses in each of our last six fiscal years, resulting in an accumulated deficit of approximately $60 million as of December 31, 2001.

     We are working to manage our cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, we have substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. We sold CPNet.com in May 2000, sold Pivot in July 2000, shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000 (see Item 8., Notes 5 and 6 to the consolidated financial statements). These transactions yielded approximately $4,392,000 in cash and reduced operating expenses. We have also reduced employment levels of continuing operations and consolidated our physical locations. In February 2002, we completed the early repayment of our $4,350,000 convertible subordinated note payable including accrued interest for $3,400,000 (see Item 8., Note 12 to the consolidated financial statements). Based on these actions and our current plan, we believe our existing capital resources will be sufficient to satisfy our cash requirements through 2003. However, there are no assurances that such actions will ensure cash sufficiency through 2003 or that reducing marketing expenses will not curtail revenue growth.

     Further, due to the legal matters discussed in Item 7. below and Item 8.,
Note 10 to the consolidated financial statements, which we intend to vigorously defend, management could be required to spend significant amounts of time and resources defending these matters which could adversely impact our cash position and our operations.

     We may consider additional options to preserve or generate cash. These include forming strategic partnerships or alliances, pursuing a merger or sale of the Company, or issuing new debt and/or equity securities. However, there can be no assurance that we would be able to preserve or generate cash in sufficient amounts or at all.

We Use Barter Transactions Which Do Not Generate Cash

     Revenue from barter transactions represented approximately 14% and 5% of total revenue for the years ended December 31, 2001 and 2000, respectively. We expect barter revenue to represent over 15% of our total revenue in future periods. Barter transactions do not generate any cash and are entered into to promote our brand and generate traffic to our Web site without spending any of our cash resources.

  Our Success Depends on Internet Advertising Revenue

     We expect to derive more than 70% of our revenue in the foreseeable future through the sale of advertising space and hyperlinks on our Internet Web pages. Any factors that limit the amount advertisers are willing to spend on advertising on our Web site could have a material adverse effect on our business. These factors may include: (1) lack of standards for measuring Web site traffic or effectiveness of Web site advertising; (2) lack of established pricing models for Internet advertising; (3) failure of traditional media advertisers to adopt Internet advertising; (4) introduction of alternative advertising sources; and (5) a lack of significant growth in Web site traffic.

     Demonstrating the effectiveness of advertising on our Web site is critical to our ability to generate advertising revenue. Currently, there are no widely accepted standards to measure the effectiveness of Internet advertising, and we cannot be certain that such standards will develop sufficiently to support our growth through Internet advertising.

     Currently, a number of different pricing models are used to sell advertising on the Internet. Pricing models are typically either CPM-based or performance-based (cost per click). We predominantly utilize the CPM-based model, which is based upon the number of advertisement impressions. The performance based, or per click, model generates payments on each individual click even though it may take multiple advertisement impressions to generate one click-through. We cannot predict which pricing model, if any, will emerge as the industry standard. Therefore, it is difficult for us to project our future advertising rates and revenues. For instance, banner advertising, which is currently our primary source of online revenue, may not be an effective advertising method in the future. If we are unable to adapt to new forms of Internet advertising and pricing models, our business could be adversely affected.

     Financial services companies account for a majority of our advertising revenues. We will need to sell advertising to customers outside of the financial services industry in order to significantly increase our revenues. To date, relatively few advertisers from industries other than the technology and financial services industries have devoted a significant portion of their advertising budgets to Internet advertising. If we do not attract advertisers from other industries, revenue growth could be adversely affected.

Our Success Depends on Interest Rate Volatility

     We provide interest rate information for mortgages and other loans, credit cards and savings accounts. Visitor traffic to Bankrate.com tends to increase with interest rate movements and decrease with interest rate stability. Factors that have caused significant visitor fluctuations in the past have been Federal Reserve Board actions and general market conditions affecting home mortgage interest rates. During 2001, approximately 38% of advertisement views on Bankrate.com were on its mortgage pages. Accordingly, the level of traffic to Bankrate.com can be dependent on the general level of interest rates as well as mortgage refinancing activity. A slowdown in mortgage production volumes could also have a material adverse effect on our business.

     We believe that as we continue to develop our Web site with broader personal finance topics, the percentage of overall traffic seeking mortgage information will remain stabilized at current levels. To accelerate the growth of traffic to Bankrate.com, we are working with our syndication partners to program more intensively, and we are aggressively promoting Bankrate.com products not related to mortgage activity. We cannot be certain that we will be successful in these efforts.

Our Success Depends on Establishing and Maintaining Distribution Arrangements

     Our business strategy includes the distribution of our content through the establishment of co-branded Web pages with high-traffic business and personal finance sections of online services and Web sites. A co-branded site is typically a custom version of our Web site with the graphical look, feel, and navigation, of the other Web site. Providing access to these co-branded Web pages is a significant part of the value we offer to our advertisers. We compete with other Internet content providers to maintain our current relationships with other Web site operators and establish new relationships. In addition, as we expand our personal finance content, some of these Web site operators may perceive us as a competitor. As a result, they may be unwilling to promote distribution of our banking and credit content. We cannot guarantee that our distribution arrangements will attract a sufficient number of users to support our current advertising model. During 2001, approximately 33% of the traffic to our Web site originated from the Web sites of operators with which we have distribution arrangements. In addition, our business could be adversely affected if we do not establish and maintain distribution arrangements on favorable economic terms.

Our Success Depends on Increasing Brand Awareness of Our Web Site

     Although the Company and its predecessors have been in business since 1976, we commenced our Internet operations by introducing Bankrate.com in 1996. Due to the limited operating history of our Internet operations, it is important that we continue to develop and increase brand awareness of our Web site in order for it to be attractive to advertisers. The importance of our brand recognition will increase as competition in the Internet advertising market increases. As a result, increasing and maintaining awareness of our Web site by promoting our brand name is critical to maintaining our growth. As competing Web sites become established on the Internet, the cost of increasing and maintaining brand awareness increases significantly.

     Successfully promoting and positioning our Web site and brand name will depend largely on the effectiveness of our marketing efforts and our ability to develop favorable traffic patterns to our Web site. Therefore, we may need to modify our financial commitment to creating and maintaining brand awareness among users. If we fail to successfully promote our Web site and brand name or if we incur significant expense in doing so, it could have a material adverse effect on our business.

Our Markets Are Highly Competitive

     We compete for Internet advertising revenues with a number of finance-related Web sites, such as Forbes, Business Week, Fortune, Smart Money, Kiplingers, MoneyCentral, and Money.com, and traditional publishers and distributors of personal finance content such as MSNBC, CNN, Money Magazine and USA Today. In addition, new competitors may easily enter this market as there are few barriers to entry. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Many competitors have complementary products or services that drive traffic to their Web sites. Increased competition could result in lower Web site traffic, advertising rate reductions, reduced margins or loss of market share, any of which would adversely affect our business. We cannot be certain that we will be able to compete successfully against current or future competitors.

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

We Rely on the Protection of Our Intellectual Property

     Our intellectual property consists of the content of our Web site and print publications. We rely on a combination of copyrights, trademarks, trade secret laws and our user policy and restrictions on disclosure to protect our intellectual property. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information. Despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our Web sites or print publications without authorization. A failure to protect our intellectual property in a meaningful manner could have a material adverse effect on our business.

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

     Any future infringement or other claims or prosecutions related to our intellectual property could have a material adverse effect on our business. Defending against any such claims, whether or not they have merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content or trademarks, develop new technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

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

Our Ownership is Heavily Concentrated

     At February 28, 2002, approximately 55% of our outstanding common stock was beneficially owned by our officers and directors, including Peter C. Morse, a director and our largest shareholder, who beneficially owned approximately 40% of our outstanding common stock. As a result, our officers and directors will be able to exercise control over all matters requiring shareholder approval. In particular, these controlling shareholders will have the ability to elect all of our directors and approve or disapprove significant corporate transactions. This control could be used to prevent or significantly delay another company or person from acquiring or merging with us.

Our Success May Depend on Management and Key Employees

     Our success may depend largely upon retaining the continued services of our executive officers and other key management, developing personnel as well as hiring and training additional employees. We have a number of key employees on whom we depend and who may be difficult to replace. A failure to retain our current key employees or to hire enough qualified employees to sustain our growth could have a material adverse effect on our business.

We May Encounter Difficulties With Future Acquisitions

     We may acquire complementary Web sites and other content providers as a part of our business strategy. Any acquisitions may present a number of potential risks that could have a material adverse effect on our business. These risks include the following: failure to integrate the technical operations and personnel in a timely and cost-effective manner; failure to retain key personnel of the acquired company; and assumption of unexpected material liabilities. In addition, we cannot assure you that we will be able to identify suitable acquisition candidates that are available for sale at reasonable prices.

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

Our Stock Price May Be Volatile in the Future

     The stock prices and trading volume of Internet-related companies have been extremely volatile. Accordingly, our stock price can be volatile as well. On January 29, 2001, we announced that our common stock had been removed from the Nasdaq National Market and had become eligible for trading on the OTC Bulletin Board.

ITEM 2. PROPERTIES

     Our principal administrative, sales, Web operations, marketing and research functions are located in one leased facility in North Palm Beach, Florida. The facility is leased from Bombay Holdings, Inc. which is wholly owned by Peter C. Morse, a director and 40% stockholder. The lease is for approximately 14,300 square feet and is currently on a month-to-month basis. We also lease approximately 4,500 square feet in New York City that is principally used for administration, sales and business development. The New York office lease expires in September 2006. We also lease approximately 500 square feet on a month-to-month basis in Irvine, California that is used principally as a sales office.

     Management believes that all of its facilities are adequate and suitable for operations in the foreseeable future. However, management may undertake the expansion of certain facilities from time to time in the ordinary course of business.

     See Notes 9 and 10 to the Consolidated Financial Statements in Item 8 below for more information about our leased facilities.

ITEM 3. LEGAL PROCEEDINGS

     In September 1999, we entered into a lease agreement for a new office facility to be constructed in northern Palm Beach County, Florida. We provided to the developer a $300,000 letter of credit as a security deposit in cash. The lease provides for an initial lease term of ten years commencing from the date of occupancy and included two five-year renewal options. The annual base rent during the initial term was to range from $660,000 in the first two years to $760,000 in the final two years. The lease contemplated that occupancy would commence on September 15, 2000. In connection with the lease agreement, we also entered into an agreement with the developer to purchase an adjoining tract of land for $609,000. We paid a deposit of $60,000 to close the transaction no later than June 30, 2000, which is being held in escrow. Subsequent to a dispute with the developer with respect to the lease agreement and the agreement to purchase the adjacent tract, in August 2000, the developer made demand on the bank that issued the letter of credit and the bank paid the developer the full $300,000 under the letter of credit. On August 14, 2000, the developer then filed claims against us in Palm Beach County, Florida Circuit Court, alleging breach of contract under the lease agreement and the agreement to purchase the adjacent tract, seeking damages in excess of $500,000 plus attorneys' fees and costs. We have filed counterclaims and intend to vigorously defend against both of these matters. While acknowledging the uncertainties of litigation, we believe that these matters will be resolved without a material adverse impact on our financial position, results of operations or liquidity.

     In March 2000, a purported class-action lawsuit was filed against us and others in the United States District Court for the Southern District of New York. The suit alleged that we violated federal securities laws by, among other things, selling securities pursuant to a defective registration statement, and misrepresenting and/or omitting material information concerning our financial results for the quarter ended March 31, 1999, and other financial information, in our registration statement filed with the Securities and Exchange Commission in connection with our initial public offering. The action, which seeks an unspecified amount of money damages, was purportedly filed on behalf of all stockholders who purchased shares of our common stock during the period from May 13, 1999 through March 27, 2000. We filed a motion to dismiss this complaint and, in March 2001, the suit was dismissed with prejudice. In April 2001, plaintiffs appealed the decision to dismiss the suit to the United States Court of Appeals for the Second Circuit. The appeal has been argued but a final decision has yet to be rendered. We intend to vigorously defend against the lawsuit and, in the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our financial position, results of operations or liquidity. Damages, if any, would be substantially covered by insurance.

     In July 2000, we sold our former wholly owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, we agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At December 31, 2001, the outcome of this matter was uncertain. We cannot estimate at this time, the amount of loss, if any, that could result from an adverse resolution of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages at March 15, 2002, and current positions of our current executive officers are listed in the tables below. All officers are elected for one year terms or until their respective successors are chosen. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

Executive Officers

Name                     Age                      Position
----                     ---                      --------

Elisabeth DeMarse        47    President, Chief Executive Officer and Director

G. Cotter Cunningham     39    Senior Vice President and Chief Operating Officer

Robert J. DeFranco       45    Senior Vice President and Chief Financial Officer

Edward L. Newhouse       42    Senior Vice President and Chief Revenue Officer

     Elisabeth DeMarse. Ms. DeMarse has served as President and Chief Executive Officer of the Company since April 2000. Prior to that time, Ms. DeMarse served as Executive Vice President of International Operations at Hoover's, Inc., which operates Hoover's Online, from February 1999. Previously, she was an Executive Vice President at Bloomberg L.P. Ms. DeMarse spent ten years at Bloomberg L.P. in various leadership positions, where she led the start-up of eight businesses including Bloomberg.com, Bloomberg's e-commerce and i-commerce divisions and Bloomberg's print divisions. Prior to Bloomberg, she served four years at Citibank's Information Business, and over four years at Western Union marketing telecommunications services. Ms. DeMarse holds an A.B. with Honors from Wellesley College where she majored in History and an M.B.A. from Harvard with an emphasis on Marketing.

     G. Cotter Cunningham. Mr. Cunningham has served as Senior Vice President-Chief Operating Officer of the Company since September 2000. Prior to that he served as interim President and Chief Executive Officer of the Company from February 2000 and as Senior Vice President-Marketing and Sales of the Company from February 1999. From 1997 to 1999, Mr. Cunningham was Vice President and General Manager of Valentine McCormick Ligibel, Inc., an advertising agency specializing in new media. From 1992 to 1997, Mr. Cunningham was Vice President of Block Financial Corporation, where he created, launched and directed the CompuServe Visa and WebCard Visa credit card programs. Mr. Cunningham holds a B.S. in Economics from the University of Memphis and an M.B.A. from Vanderbilt University's Owen Graduate School of Management.

     Robert J. DeFranco. Mr. DeFranco has served as Senior Vice President-Chief Financial Officer of the Company from September 2000. Prior to that he served as Vice President - Finance and Chief Accounting Officer from March 1999. From 1986 to 1999, he held various positions in corporate accounting and finance for companies including Ocwen Financial Corporation (as Director of Finance from January 1998 through March 1999), SunTrust Banks, Inc. (as Vice President-Financial Reporting from February 1995 through December 1997), Ryder System, Inc. and Southeast Banking Corporation. From 1978 to 1986 he was part of the commercial audit division of Arthur Andersen & Co., Miami, Florida, where he last served as senior audit manager for a variety of publicly held and privately held companies in industries including banking and other financial institutions, manufacturing, distribution and real estate development. Mr. DeFranco is a Certified Public Accountant and a member of the

American Institute of Certified Public Accountants. Mr. DeFranco received a B.S. degree with a major in accounting from Florida State University in 1978.

     Edward L. Newhouse. Mr. Newhouse has served as Senior Vice President-Chief Revenue Officer since August 31, 2000. Prior to that he was Vice President, Director of Sales of 24/7 Media, Inc. since 1997. He was a founding member of 24/7 Media and was responsible for sales of over 2.2 billion monthly impressions, e-mail sponsorships, e-commerce and direct marketing products representing such sites as AT&T Worldnet, Juno.com, WebCrawler, GoTo.com and AOL.com. In 1996, prior to joining 24/7 Media, Inc., Mr. Newhouse worked with Millennium Media/Katz Media as VP Director, East Coast Sales and as a founding member of the interactive division of the world's largest media rep firm. He has also worked for a variety of publishing companies including Cowles Business Media and Advance Publications/Conde Nast. Mr. Newhouse holds a B.S. from the Rochester Institute of Technology where he studied publishing production and management, and sales and marketing.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Our common stock traded on the Nasdaq National Market from May 1999 until January 26, 2001. Prior to May 1999, there was no established market for the shares.

     Effective January 29, 2001, our common stock was removed from the Nasdaq National Market and immediately became eligible for trading on the OTC Bulletin Board. Nasdaq's decision to delist our common stock from the Nasdaq National Market was based on our net tangible assets, as defined by Nasdaq, falling below the required $4,000,000 minimum amount.

     The price per share reflected in the table below represents, for the periods indicated, the range of high and low closing sale prices for our common stock as reported by the Nasdaq National Market through Friday, January 26, 2001, and the range of high and low bid information for our common stock as reported by the OTC Bulletin Board from Monday, January 29, 2001 through December 31, 2001. The OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not reflect actual transactions.

                                                                HIGH     LOW
                                                               ------   ------
Year ended December 31, 2000
    First quarter..........................................    $ 5.75   $ 2.63
    Second quarter.........................................      3.00     1.13
    Third quarter..........................................      2.00     1.00
    Fourth quarter.........................................      1.44     0.69
Year ended December 31, 2001
    First quarter..........................................    $ 0.97   $ 0.22
    Second quarter.........................................      1.50     0.41
    Third quarter..........................................      0.99     0.47
    Fourth quarter.........................................      0.85     0.45

     The closing sale price of our common stock as reported by the OTC Bulletin Board on February 28, 2002 was U.S. $1.06 per share.

     The number of shareholders of record of our common stock as of February 28, 2002, was 2,047.

     We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999, and the consolidated balance sheet data as of December 31, 2001 and 2000, are derived from, and are qualified by reference to, the audited consolidated financial statements of Bankrate, Inc. included elsewhere in this Form 10-K. The consolidated statement of operations data for the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997, and the consolidated balance sheet data as of December 31, 1999 and 1998, and June 30, 1998 and 1997, have been derived from audited consolidated financial statements not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.


                                                                                               Six Months
                                                                                                 Ended
                                                             Year Ended December 31,           December 31,   Year Ended June 30,
                                                        2001         2000 (A)      1999 (B)       1998         1998         1997
                                                     -----------   -----------   -----------   ----------   ----------   ----------
Consolidated Statement of Operations Data
(In thousands, except share and per share data)
Revenue:
  Online publishing                                  $    14,986   $    12,283   $     8,497   $    1,809   $    1,281   $      485
  Print publishing and licensing                           3,271         2,922         3,473        1,660        2,559        2,058
                                                     -----------   -----------   -----------   ----------   ----------   ----------
        Total revenue                                     18,257        15,205        11,970        3,469        3,840        2,543
                                                     -----------   -----------   -----------   ----------   ----------   ----------
Cost of revenue:
  Online publishing                                        3,268         7,114         5,627        1,424        1,340        1,002
  Print publishing and licensing                           2,174         1,983         2,387        1,101        1,961        1,186
                                                     -----------   -----------   -----------   ----------   ----------   ----------
        Total cost of revenue                              5,442         9,097         8,014        2,525        3,301        2,188
                                                     -----------   -----------   -----------   ----------   ----------   ----------
Gross margin                                              12,815         6,108         3,956          944          539          355
                                                     -----------   -----------   -----------   ----------   ----------   ----------
Operating expenses:
  Sales                                                    3,096         3,234         3,018          838          706          131
  Marketing                                                2,923         3,874        16,459          305          145            1
  Product development                                      1,386         1,950         2,025          450          698          260
  General and administrative                               5,512         8,467         9,415        1,540        1,752          768
  Restructuring and impairment charges                        --         2,285            --           --           --           --
  Depreciation and amortization                              700           874           422           98           66           74
  Goodwill amortization                                       --           231           186           --           --           --
                                                     -----------   -----------   -----------   ----------   ----------   ----------
                                                          13,617        20,915        31,525        3,231        3,367        1,234
                                                     -----------   -----------   -----------   ----------   ----------   ----------
        Loss from operations                                (802)      (14,807)      (27,569)      (2,287)      (2,828)        (879)
Other income (expense), net                                 (134)          230           873          192           46          (77)
Noncash financing charge                                      --            --        (2,656)          --           --           --
                                                     -----------   -----------   -----------   ----------   ----------   ----------
  Loss before income taxes and
    discontinued operations                                 (936)      (14,577)      (29,352)      (2,095)      (2,782)        (956)
Income taxes from continuing operations                       --            --            --           --           --           --
                                                     -----------   -----------   -----------   ----------   ----------   ----------
  Loss before discontinued operations                       (936)      (14,577)      (29,352)      (2,095)      (2,782)        (956)
                                                     -----------   -----------   -----------   ----------   ----------   ----------
Discontinued operations:
  Loss from discontinued operations                           --        (3,215)       (2,136)          --           --           --
  Gain on disposal of discontinued operations                 --           871            --           --           --           --
                                                     -----------   -----------   -----------   ----------   ----------   ----------
                                                              --        (2,344)       (2,136)          --           --           --
                                                     -----------   -----------   -----------   ----------   ----------   ----------
  Net loss                                                  (936)      (16,921)      (31,488)      (2,095)      (2,782)        (956)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value                --            --        (2,281)          --           --           --
Charge for conversion of nonredeemable convertible
  Series A preferred stock to redeemable                      --            --            --       (4,438)          --           --
                                                     -----------   -----------   -----------   ----------   ----------   ----------
  Net loss applicable to common stock                $      (936)  $   (16,921)  $   (33,769)  $   (6,533)  $   (2,782)  $     (956)
                                                     ===========   ===========   ===========   ==========   ==========   ==========
Basic and diluted net loss per share:
  Loss before discontinued operations                $     (0.07)  $     (1.05)  $     (2.90)  $    (0.52)  $    (0.72)  $    (0.20)
  Discontinued operations                                     --         (0.17)        (0.21)          --           --           --
                                                     -----------   -----------   -----------   ----------   ----------   ----------
  Net loss                                                 (0.07)        (1.22)        (3.11)       (0.52)       (0.72)       (0.20)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value                --            --         (0.23)          --           --           --
Charge for conversion of nonredeemable convertible
  Series A preferred stock to redeemable                      --            --            --        (1.11)          --           --
                                                     -----------   -----------   -----------   ----------   ----------   ----------
  Net loss applicable to common stock                $     (0.07)  $     (1.22)  $     (3.34)  $    (1.63)  $    (0.72)  $    (0.20)
                                                     ===========   ===========   ===========   ==========   ==========   ==========
Weighted average shares outstanding used in
  basic and diluted per-share calculation             13,992,950    13,872,788    10,113,928    4,018,700    3,846,200    4,743,590
                                                     ===========   ===========   ===========   ==========   ==========   ==========

                                                                      As of December 31,                 As of June 30,
                                                        2001          2000          1999          1998         1998         1997
                                                     -----------   -----------   -----------   ----------   ----------   ----------
Consolidated Balance Sheet Data
(In thousands)
Cash and cash equivalents                             $    9,755     $ 8,891       $22,492      $  1,633      $  910       $1,783
Working capital                                            7,865       7,057        18,973           658         164          887
Total assets                                              12,526      12,634        32,600         3,099       1,768        2,193
Subordinated note payable                                  4,350       4,350         4,350            --          --           --
Redeemable preferred stock                                    --          --            --        12,198          --           --
Total stockholders' equity (deficit)                       3,982       1,573        17,445       (10,985)        657        1,035

(A) Excludes the operations of CPNet.com after May 2000, Pivot after July 2000, Consejero.com after September 2000, and includes GreenMagazine.com through December 2000.
(B) Includes the operations of CPNet.com from January 1999, and Pivot and GreenMagazine.com from August 1999, their respective acquisition acquisition dates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Introduction

     The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Form 10-K. In addition, this discussion contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of these terms or other similar terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and other factors that may cause our results or our industry's actual results, levels of activity, performance or achievements of our industry, our Company, or both to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. These factors include those listed under "Risk Factors" in Item 1. above and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We make no commitment to update these statements in the future.

     Overview

     Bankrate, Inc. (the "Company") owns and operates an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com, is the Web's leading aggregator of information on over 100 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications. Bankrate.com provides the tools and information that can help consumers make better financial decisions. We regularly survey approximately 4,800 financial institutions in all 50 states in order to provide the most current objective, unbiased rates. Hundreds of print and online partner publications depend on Bankrate.com as the trusted source for financial rates and information.

     Over two decades ago, we began as a print publisher of the newsletter "Bank Rate Monitor." Our rate tables provide at no cost to the consumer, a detailed list of lenders by market, and include relevant details to help consumers compare loan products.

     We continue to enhance our offerings in order to provide Bankrate.com users with the most complete experience. Features such as financial calculators and email newsletters allow users to interact with our site. Our Rate Trend Index is a weekly poll of industry insiders designed to help consumers forecast interest rate trends. We also broadened our offerings to include channels on investing, taxes, small business and financial advice. Each channel offers a unique look at its particular topic. Bankrate.com users can find advice and tips from the Tax channel, obtain business ideas from the Small Business channel and ask a financial expert a question in the Advice channel.

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

     Significant Developments

     The following significant developments and transactions have affected our results of operations and our financial condition during the periods covered by the consolidated financial statements in Item 8 of this Report.

     In April 1999, our Board of Directors approved changing our fiscal year-end to December 31 from June 30.

     On August 20, 1999, we acquired Pivot pursuant to a Stock Purchase Agreement, dated August 20, 1999, by and between us, the shareholders of Pivot and The Midland Life Insurance Company ("Midland"), a note and warrant holder of Pivot (the

"Agreement"), for approximately $4,744,000 including acquisition costs. Pursuant to the Agreement, we acquired a 100% interest in Pivot and as a result of the acquisition Pivot became our wholly owned subsidiary. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $4,609,000) was recorded as goodwill and was amortized over three years, the expected benefit period.

     The total consideration paid in connection with the acquisition consisted of $290,000 in cash paid to the Pivot shareholders and a $4,350,000 five-year convertible subordinated note to Midland. The note bears interest at 10% and was due in one payment on August 20, 2004, with interest due beginning on August 20, 2002 and thereafter every six months until conversion or payment in full. The note was convertible at any time by Midland into 625,000 shares of our common stock.

     On August 27, 1999, we acquired certain assets and assumed certain liabilities of Green Magazine, Inc. ("Green") pursuant to an Asset Purchase Agreement, dated August 27, 1999, by and among the Company, Green, Kenneth A. Kurson, John F. Packel and James Michaels (the "Agreement"), for approximately $831,000 including acquisition costs. Pursuant to the Agreement, we acquired the rights to all agreements, contracts, commitments, licenses, copyrights, trademarks and the subscriber/customer list of Green. Kenneth A. Kurson and John
F. Packel were also employed by us. The total consideration paid was approximately $784,000 consisting of $200,000 in cash and 100,000 unregistered shares of our common stock valued at approximately $584,000. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $883,000) was recorded as goodwill and was being amortized over three years, the expected benefit period.

     On November 12, 1999, we changed our name from "Intelligent Life Corporation" to "ilife.com, Inc." to more accurately reflect our major revenue generating activities, which are derived from the Internet.

     On February 25, 2000, we announced that William P. Anderson resigned as our President and Chief Executive Officer and as a director. Under the terms of his Executive Employment Agreement entered into on March 10, 1999, Mr. Anderson received cash compensation totaling approximately $150,000 and continued to vest in his stock options through November 15, 2000, which resulted in a non-cash charge of approximately $860,000. Both the cash charge ($150,000) and the noncash charge ($860,000) were recorded in the quarter ended March 31, 2000.

     On April 5, 2000, Jeffrey M. Cunningham was appointed to our Board of Directors as non-executive chairman. In accordance with the terms of a Stock Purchase Plan and Subscription Agreement (the "Purchase Agreement") entered into on that date, Mr. Cunningham purchased 431,499 shares of our common stock for $997,840 in cash (or $2.313 per share). The purchase price of the shares is equal to the closing price per share of our common stock on April 5, 2000, as reported by the Nasdaq National Market. In addition, on April 5, 2000, Mr. Cunningham was granted stock options under the 1999 Equity Compensation Plan to purchase 141,905 shares of common stock at $4.50 per share and 125,622 shares at $3.75 per share. One-half of the options vested and became exercisable on March 31, 2001, and the balance was to vest and become exercisable in equal monthly increments commencing on April 30, 2001 and concluding on March 31, 2002. Mr. Cunningham resigned from the Board on June 19, 2001. We recognized compensation expense of approximately $108,000 through June 30, 2001.

     On April 27, 2000, Elisabeth DeMarse was appointed to our Board of Directors as well as elected President and Chief Executive Officer. Ms. DeMarse entered into an employment agreement with us on that date. Pursuant to the terms of her employment agreement, Ms. DeMarse is entitled to receive an annual base salary of $300,000 and a bonus of $100,000 payable in quarterly installments. We have agreed to provide other benefits, including $500,000 in term life insurance and participation in our benefit plans available to other executive officers. Under the terms of the employment agreement, Ms. DeMarse agrees to assign to us all of her copyrights, trade secrets and patent rights that relate to our business. Additionally, during the term of her employment and for a period of one year thereafter, Ms. DeMarse agrees not to compete with us and not to recruit any of our employees, unless we terminate her without cause or she resigns for good reason (as defined in the agreement). Upon Ms. DeMarse's termination of employment for certain reasons (i.e., without cause, disability, resignation for good reason, or a change of control), we agree to pay her a severance equal to 12 months' base salary, as well as reimburse her for health, dental and life insurance coverage premiums for one year after such termination. The agreement terminates on April 27, 2002, unless extended by the parties. The Company has proposed terms of a new employment arrangement with Ms. DeMarse and intends to negotiate such an arrangement based on that proposal. However, we can provide no assurance that we will be successful in doing so. Ms. DeMarse was also granted options to purchase 541,936 shares of the our common stock under the 1999 Equity Compensation Plan at $2.688 per share, the fair market value on the date of grant. The options vest over a 24 month period. The first 25% of the options vest six months from the date of grant; and the remaining 75% vest in equal monthly installments over the 18 months thereafter.

     On May 17, 2000, we sold the assets of The College Press Network (CPNet.com) to Colleges.com, Inc. for 190,000 shares of Colleges.com, Inc. common stock of which 125,041 shares were delivered at the time of closing and 64,959 contingent shares. We originally recorded such shares at the net book value of the CPNet.com assets which, at the time of the sale, was approximately $71,000. During the quarter ended December 31, 2000, we charged this amount to restructuring and impairment charges after determining impairment based on the fact that Colleges.com is an early-stage company subject to significant risk due to its limited operating history and volatile industry-based economic conditions.

     In June 2000, we recorded a restructuring charge of $1,298,000, or $0.09 per share, as a result of implementing certain strategic reorganization initiatives. Approximately $364,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a reduction of approximately 10% of the workforce in ongoing operations and the elimination of positions in under-performing, non-core business units, all of which was paid in 2000. The remaining $934,000 of this charge related to the write-off of certain assets, primarily software, licenses and other installation costs, of an abandoned systems installation.

     On July 14, 2000, we sold Pivot for $4,350,000 in cash. In connection with the sale, we agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and Midland. In March 2001, the case was dismissed based on a technical deficiency and in August 2001, the plaintiff re-filed the complaint. Management has excluded any costs contingent on the outcome of this litigation from the calculation of the gain on sale. Pivot's results of operations have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Company recorded a gain on the sale of $871,000 in the quarter ending September 30, 2000.

     On August 31, 2000, we shut down the operations of Consejero.com and sold certain of its assets including fixed assets, software licenses and other intangible assets, to Consejero Holdings, LLC for $41,800 in cash resulting in a loss of approximately $86,000. Additionally, we recorded approximately $193,000 in charges for severance and other related shut down costs, all of which were paid in 2000.

     During the quarter ended September 30, 2000, a decision was made to stop publishing the print version of Green Magazine. Additionally, due to lower than expected traffic levels visiting GreenMagazine.com and continued negative operational cash flows, a revised operating plan was developed and GreenMagazine.com was incorporated into a channel of Bankrate.com. After evaluating the recoverability of the intangible asset, we recorded an impairment charge of approximately $476,000 to write the goodwill down to estimated fair value. In December 2000, GreenMagazine was shut down and the remaining goodwill of approximately $73,000 was written off.

     In the quarter ended September 30, 2000, we recorded restructuring and impairment charges of approximately $843,000, or $0.06 per share, as a result of strategic reorganization initiatives. Approximately $88,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a further reduction of the workforce, all of which was paid in 2000. Approximately $279,000 related to the shut down and sale of assets of Consejero.com and other non-core assets. The remaining $476,000 resulted from the write down of the GreenMagazine.com goodwill discussed above.

     On January 26, 2001, our common stock was removed from the Nasdaq National Market and immediately became eligible for trading on the OTC Bulletin Board under the symbol "RATE". Nasdaq's decision to delist our common stock from the Nasdaq National Market was based on our net tangible assets, as defined by Nasdaq, falling below the required $4,000,000 minimum amount.

     On February 6, 2002 we entered into an agreement with Reassure America Life Insurance Company ("REALIC"), successor by merger to Midland. Pursuant to the terms of this agreement, REALIC agreed to full repayment of the $4,350,000 convertible subordinated note payable, including accrued interest, on February 22, 2002 for $3,400,000 in cash. We will record a gain on early extinguishment of debt of approximately $2,021,000 in the quarter ending March 31, 2002.

     On July 3, 2001, the Company implemented a stock option exchange program in which employees were offered the opportunity to surrender stock options previously granted to them in exchange for new options to purchase an equal number of shares. Options to purchase 1,180,002 shares were surrendered under this program. The new options were granted on February 4, 2002, six months and one day after the date of cancellation. The exercise price of the new options was the closing market price of the Company's common stock on the date of grant. The exchange program was designed to comply with FIN No. 44 and did not result in any additional compensation charges or variable plan accounting. As a result of this program, the Company recorded a non-cash compensation charge of approximately $481,000 for the unrecognized compensation expense of certain options surrendered under the option exchange program, and reclassified approximately $2,452,000 from accrued stock compensation expense to additional paid in capital in the quarter ended September 30, 2001.

     Legal Proceedings

     In September 1999, we entered into a lease agreement for a new office facility to be constructed in northern Palm Beach County, Florida. We provided to the developer a $300,000 letter of credit as a security deposit in cash. The lease provides an initial lease term of ten years commencing from the date of occupancy and includes two five-year renewal options. The annual base rent during the initial term ranges from $660,000 in the first two years to $760,000 in the remaining two years. The lease contemplated that occupancy would commence on September 15, 2000. In connection with the lease agreement, we also entered into an agreement with the developer to purchase an adjoining tract of land for $609,000. We paid a deposit of $60,000 to close the transaction no later than June 30, 2000, which is being held in escrow. Subsequent to a dispute with the developer with respect to the lease agreement and the agreement to purchase the adjacent tract, on August 3, 2000, the developer made demand on the bank that issued the letter of credit and the bank paid the developer the full $300,000 under the letter of credit. On August 14, 2000, the developer filed claims against us in Palm Beach County, Florida Circuit Court, alleging breach of contract under the lease agreement and the agreement to purchase the adjacent tract, and seeks damages in excess of $500,000 plus attorneys' fees and costs. We have filed counterclaims and intend to vigorously defend against both of these matters. While acknowledging the uncertainties of litigation, we believe that these matters will be resolved without a material adverse impact on our financial position, results of operations or liquidity.

     On March 28, 2000, a purported class-action lawsuit was filed against us and others in the United States District Court for the Southern District of New York. The suit alleges that we violated federal securities laws by, among other things, selling securities pursuant to a defective registration statement, and misrepresenting and/or omitting material information concerning our financial results for the quarter ended March 31, 1999, and other financial information, in the Company's registration statement filed with the Securities and Exchange Commission in connection with our initial public offering. The action, which seeks an unspecified amount of money damages, was filed purportedly on behalf of all stockholders who purchased shares of out common stock during the period from May 13, 1999, through March 27, 2000. We filed a motion to dismiss this complaint and, on March 28, 2001, the suit was dismissed with prejudice. On April 25, 2001, plaintiffs appealed the decision to dismiss the suit to the United States Court of Appeals for the Second Circuit. The appeal has been argued but a final decision has yet to be made. We intend to vigorously defend against the lawsuit and, in the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our financial position, results of operations or liquidity. Damages, if any, would be substantially covered by insurance.

     In July 2000, we sold our former wholly owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, we agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At December 31, 2001, the outcome of this matter was uncertain. We cannot estimate at this time, the amount of loss, if any, that could result from an adverse resolution of this litigation.

     Results of Operations and Critical Accounting Policies

     The following table displays our results for the respective periods expressed as a percentage of total revenues.

                                                                                 Six Months
                                                                                    Ended
                                                      Year Ended December 31,    December 31,   Year Ended June 30,
                                                      2001      2000     1999       1998           1998     1997
                                                     -----     -----    ------     ------         -----    -----
Consolidated Statement of Operations Data
(In thousands, except share and
per share data)
 Revenue:
  Online publishing                                   82.1%     80.8%     71.0%      52.1%         33.4%    19.1%
  Print publishing and licensing                      17.9      19.2      29.0       47.9          66.6     80.9
                                                     -----     -----    ------     ------         -----    -----
        Total revenue                                100.0     100.0     100.0      100.0         100.0    100.0
                                                     -----     -----    ------     ------         -----    -----
Cost of revenue:
  Online publishing                                   17.9      46.8      47.0       41.0          34.9     39.4
  Print publishing and licensing                      11.9      13.0      19.9       31.7          51.1     46.6
                                                     ----      -----    ------     ------         -----    -----
        Total cost of revenue                         29.8      59.8      67.0       72.8          86.0     86.0
                                                     -----     -----    ------     ------         -----    -----
Gross margin                                          70.2      40.2      33.0       27.2          14.0     14.0
                                                     -----     -----    ------     ------         -----    -----
Operating expenses:
  Sales                                               17.0      21.3      25.2       24.2          18.4      5.2
  Marketing                                           16.0      25.5     137.5        8.8           3.8       --
  Product development                                  7.6      12.8      16.9       13.0          18.2     10.2
  General and administrative                          30.2      55.7      78.7       44.4          45.6     30.2
  Restructuring and impairment charges                  --      15.0        --        --             --       --
  Depreciation and amortization                        3.8       5.7       3.5        2.8           1.7      2.9
  Goodwill amortization                                 --       1.5       1.6         --            --       --
                                                     -----     -----    ------     ------         -----    -----
                                                      74.6     137.6     263.4       93.1          87.7     48.5
                                                     -----     -----    ------     ------         -----    -----
        Loss from operations                          (4.4)    (97.4)   (230.3)     (65.9)        (73.6)   (34.6)
                                                     -----     -----    ------     ------         -----    -----
Other income (expense), net                           (0.7)      1.5       7.3        5.5           1.2     (3.0)
Noncash financing charge                                --        --     (22.2)        --            --       --
                                                     -----     -----    ------     ------         -----    -----
  Loss before income taxes and
    discontinued operations                           (5.1)    (95.9)   (245.2)     (60.4)        (72.4)   (37.6)
Income taxes from continuing operations                 --        --        --         --            --       --
                                                     -----     -----    ------     ------         -----    -----
  Loss before discontinued operations                 (5.1)    (95.9)   (245.2)     (60.4)        (72.4)   (37.6)
                                                     -----     -----    ------     ------         -----    -----
Discontinued operations:
  Loss from discontinued operations                     --     (21.1)    (17.8)        --            --       --
  Gain on disposal of discontinued operations           --       5.7        --         --            --       --
                                                     -----     -----    ------     ------         -----    -----
                                                        --     (15.4)    (17.8)        --            --       --
                                                     -----     -----    ------     ------         -----    -----
  Net loss                                            (5.1)   (111.3)   (263.1)     (60.4)        (72.4)   (37.6)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value          --        --     (19.1)        --            --       --
Charge for conversion of nonredeemable convertible
  Series A preferred stock to redeemable                --        --        --     (127.9)           --       --
                                                     -----     -----    ------     ------         -----    -----
  Net loss applicable to common stock                 -5.1%   -111.3%   -282.1%    -188.3%        -72.4%   -37.6%
                                                     =====     =====    ======     ======         =====    =====

     The following table displays selected financial data for the years ended December 31, 2001, 2000 and 1999, and unaudited selected financial data for the years ended December 31, 1998 and 1997 for comparison and analysis purposes.

                                                                                    Year Ended December 31,
                                                             2001            2000            1999           1998           1997
                                                         ------------    ------------    ------------    -----------    -----------
Consolidated Statement of Operations Data                                                                (Unaudited)    (Unaudited)
(In thousands, except share and per share data)
Revenue:
       Online publishing                                 $     14,986    $     12,283    $      8,497    $     2,582    $       847
       Print publishing and licensing                           3,271           2,922           3,473          3,039          2,260
                                                         ------------    ------------    ------------    -----------    -----------
             Total revenue                                     18,257          15,205          11,970          5,621          3,107
                                                         ------------    ------------    ------------    -----------    -----------
Cost of revenue:
       Online publishing                                        3,268           7,114           5,627          2,203          1,130
       Print publishing and licensing                           2,174           1,983           2,387          2,105          1,578
                                                         ------------    ------------    ------------    -----------    -----------
             Total cost of revenue                              5,442           9,097           8,014          4,308          2,708
                                                         ------------    ------------    ------------    -----------    -----------
Gross margin                                                   12,815           6,108           3,956          1,313            399
                                                         ------------    ------------    ------------    -----------    -----------
Operating expenses:
       Sales                                                    3,096           3,234           3,018          1,406            200
       Marketing                                                2,923           3,874          16,459            432             19
       Product development                                      1,386           1,950           2,025            915            355
       General and administrative                               5,512           8,467           9,415          2,597          1,278
       Restructuring and impairment charges                        --           2,285              --             --             --
       Depreciation and amortization                              700             874             422            140             67
       Goodwill amortization                                       --             231             186             --             --
                                                         ------------    ------------    ------------    -----------    -----------
                                                               13,617          20,915          31,525          5,490          1,919
                                                         ------------    ------------    ------------    -----------    -----------
             Loss from operations                                (802)        (14,807)        (27,569)        (4,177)        (1,520)
Other income (expense), net                                      (134)            230             873            203            (10)
Noncash financing charge                                           --              --          (2,656)            --             --
                                                         ------------    ------------    ------------    -----------    -----------
       Loss before income taxes and
         discontinued operations                                 (936)        (14,577)        (29,352)        (3,974)        (1,530)
Income taxes from continuing operations                            --              --              --             --             --
                                                         ------------    ------------    ------------    -----------    -----------
       Loss before discontinued operations                       (936)        (14,577)        (29,352)        (3,974)        (1,530)
                                                         ------------    ------------    ------------    -----------    -----------
Discontinued operations:
       Loss from discontinued operations                           --          (3,215)         (2,136)            --             --
       Gain on disposal of discontinued operations                 --             871              --             --             --
                                                         ------------    ------------    ------------    -----------    -----------
                                                                   --          (2,344)         (2,136)            --             --
                                                         ------------    ------------    ------------    -----------    -----------
       Net loss                                                  (936)        (16,921)        (31,488)        (3,974)        (1,530)
Accretion of Convertible Series A and
      Series B preferred stock to redemption value                 --              --          (2,281)            --             --
Charge for conversion of nonredeemable convertible
      Series A preferred stock to redeemable                       --              --              --         (4,438)            --
                                                         ------------    ------------    ------------    -----------    -----------
       Net loss applicable to common stock               $       (936)   $    (16,921)   $    (33,769)   $    (8,412)   $    (1,530)
                                                         ============    ============    ============    ===========    ===========
Basic and diluted net loss per share:
       Loss before discontinued operations               $      (0.07)   $      (1.05)   $      (2.90)   $     (1.01)   $     (0.35)
       Discontinued operations                                     --           (0.17)          (0.21)            --             --
                                                         ------------    ------------    ------------    -----------    -----------
       Net loss                                                 (0.07)          (1.22)          (3.11)         (1.01)         (0.35)
Accretion of Convertible Series A and
      Series B preferred stock to redemption value                 --              --           (0.23)            --             --
Charge for conversion of nonredeemable convertible
      Series A preferred stock to redeemable                       --              --              --          (1.13)            --
                                                         ------------    ------------    ------------    -----------    -----------
       Net loss applicable to common stock               $      (0.07)   $      (1.22)   $      (3.34)   $     (2.14)   $     (0.35)
                                                         ============    ============    ============    ===========    ===========
Weighted average shares outstanding used in
      basic and diluted per-share calculation              13,996,950      13,872,788      10,113,928      3,925,597      4,383,586
                                                         ============    ============    ============    ===========    ===========

                                                                                      As of December 31,
                                                            2001             2000            1999           1998           1997
                                                            ----             ----            ----           ----           ----
Consolidated Balance Sheet Data
(In thousands)
Cash and cash equivalents                                $      9,755    $      8,891    $     22,492    $     1,633    $     1,113
Working capital                                                 7,865           7,057          18,973            658            564
Total assets                                                   12,526          12,634          32,600          3,099          1,783
Subordinated note payable                                       4,350           4,350           4,350             --             --
Redeemable preferred stock                                         --              --              --         12,198             --
Total stockholders' equity (deficit)                            3,982           1,573          17,445        (10,985)         2,447

     The following is our analysis of the results of operations for the periods covered by our consolidated financial statements, including a discussion of the accounting policies and practices (revenue recognition and impairment) that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our consolidated financial statements, including the related notes. As in the financial statements, Pivot is treated as a discontinued operation for all periods discussed below.

     Revenue

Online Publishing Revenue

     We sell graphic advertisements on our Web site (including co-branded sites) consisting of banner, badge, billboard, poster, island and skyscraper advertisements. These advertisements are sold to advertisers according to the cost per thousand impressions, or CPM, the advertiser receives. The amount of advertising we sell is a function of (1) the number of advertisements per Web page, (2) the number of visitors viewing our Web pages, and (3) the capacity of our sales force. Advertising sales are invoiced monthly based on the number of advertisement impressions or the number of times the advertisement is viewed by users of our Web site. Revenue is recognized monthly based on the percentage of actual impressions to the total number of impressions contracted. Revenue for impressions invoiced but not delivered is deferred. Additionally, we generate revenue on a "per action" basis (i.e., a purchase or completion of an application) when a visitor to our Web site transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites principally hosted by us. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenues are shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue. We also sell hyperlinks to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned.

     Online publishing revenue also includes barter revenue which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. In January 2000, we adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions". In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on our Web site. Barter expense is recognized when our advertisements are run on the other companies' Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to our delivering the advertising impressions, a liability is recorded. If we deliver advertising impressions to the other companies' Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. At December 31, 2001 and 2000, we recorded prepaid expenses of approximately $8,000 and $200,000, respectively, for barter advertising to be received. Barter revenue was approximately $2,558,000 and $757,000, and represented approximately 14% and 5% of total revenue for the years ended December 31, 2001 and 2000, respectively. No barter revenue was recorded in 1999 or in prior periods.

     Online publishing revenue was $14,986,000, $12,283,000 and $8,497,000 for
2001, 2000 and 1999, respectively, representing annual growth rates of 22% and 45% for 2001 and 2000, respectively. Excluding barter revenue online publishing revenue was $12,428,000 and $11,526,000 in 2001 and 2000, respectively, representing annual growth rates of 8% and 36% for 2001 and 2000, respectively. The increases in 2000 over 1999 were the result of higher levels of advertising sales and higher advertising rates (approximately 12% higher average rates) facilitated by an increase in advertising inventory (approximately 40% higher available inventory). Although our available inventory increased by almost 300% in 2001 over 2000, our annual growth rates declined as a result of terminating unprofitable advertising and distribution relationships, smaller advertising buys from certain existing customers, and our customers' response to uncertain economic conditions during 2001.

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

     We also earn fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters and from providing rate surveys to institutions and government agencies. In addition, we license research data under agreements that permit the use of rate information we develop to advertise the licensee's products in print, radio, television and web site promotions. Revenue for these products is recognized ratably over the contract/subscription periods.

     Print publishing and licensing revenue increased $349,000, or 12%, in 2001 over 2000, due primarily to an 18% increase in Consumer Mortgage Guide revenue. This increase was a result of declining interest rates during 2001 that bolstered the refinance markets and caused more advertisers to publish their rates. The opposite was true in 2000, when revenue dropped $551,000, or 16% from 1999 as rising interest rates during 2000 slowed the refinance markets causing certain advertisers not to publish their higher, non-competitive rates.

     Cost of Revenue

Online Publishing Costs

     Online publishing costs represent expenses directly associated with the creation of online publishing revenue. These costs include contractual revenue-sharing obligations resulting from our distribution arrangements (distribution payments), editorial costs, research costs and allocated overhead. Distribution payments are made to Web site operators for visitors directed to our Web site; these costs increase proportionately with gains in traffic to our site. Editorial costs relate to writers and editors who create original content for our online publications and associates who build Web pages; these costs have increased as we have added online publications and co-branded versions of our site under distribution arrangements. These sites must be maintained on a daily basis. Research costs include expenses related to gathering data on banking and credit products and consist primarily of compensation and benefits and allocated overhead.

     Online publishing costs decreased $3,846,000, or 54%, in 2001 compared to 2000. This decline was due primarily to costs of approximately $2,930,000 incurred during the year ended December 31, 2000 for theWhiz.com, Consejero.com, CPNet.com, GreenMagazine.com, ilife.com and IntelligentTaxes.com. CPNet.com was sold in May 2000 and Consejero.com was sold in August 2000. IntelligenTaxes.com, ilife.com and theWhiz.com were integrated into Bankrate.com beginning in June 2000. GreenMagazine.com was shut down in December 2000. Additionally, direct costs were lower due to a 12% reduction in full-time equivalent headcount, and a $696,000, or 44%, reduction in revenue sharing payments resulting from terminating unprofitable distribution relationships.

     Online publishing costs for the year ended December 31, 2000 were $1,487,000, or 26%, higher than in 1999 due to a $557,000 increase in revenue sharing payments as the number of distribution partners increased during the year, and approximately $930,000 of costs incurred for GreenMagazine.com, ilife.com and IntelligentTaxes.com which were launched in the fourth quarter of 1999.

Print Publishing and Licensing Costs

     Print publishing and licensing costs represent expenses directly associated with print publishing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Consumer Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs vary proportionately with the related revenues and increased $191,000, or 10%, in 2001 compared to 2000, while declining $404,000, or 17% in 2000 compared to 1999. Revenue sharing payments accounted for the majority of these variances.

Gross Margin

     Gross margin is total revenue less total costs of revenue. Gross margin as a percentage of total revenue has increased from 33% in 1999 and 40% in 2000, to 70% in 2001. Excluding barter revenue, these percentages are 33%, 37% and 65%, respectively. For the year ended December 31, 2001 compared to 2000, a 9% increase in total revenue excluding barter was complimented with a $3,655,000, or 40%, reduction in direct costs yielding a $4,906,000, or 92%, increase in gross margin. For the year ended December 31, 2000 compared to 1999, a 21% increase in total revenue excluding barter was offset by a 14% increase in total direct costs yielding a $1,396,000, or 35%, increase in gross margin.

     Other Expenses

Sales

     Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead. Sales costs declined $138,000, or 4%, in 2001 compared to 2000, due primarily to a restructuring of the compensation and commission plans. During 2000, sales costs increased $ 217,000, or 7%, over 1999 due to an increase in commissions paid on higher levels of online graphic advertising and hyperlink sales during the year.

Marketing

     Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include print and Internet advertising, marketing and promotion costs. Marketing costs also include barter expense, which represents the cost of our advertisements that are run on other companies' Web sites in our barter transactions. Barter expense was $2,750,000, $557,000 and $0 for the years ended December 31, 2001, 2000 and
1999, respectively. Excluding barter expense, marketing expenses would be $173,000, $3,317,000 and $16,459,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These reductions are a direct result of our strategic initiatives to control costs and curtail certain expenses.

Product Development

     Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming and other technology costs. Product development costs in 2001 were $564,000, or 29%, lower than in 2000 due to lower consulting and contract labor costs as well as reduced spending on non-capitalizable system hardware and software costs. Product development costs in 2000 were $75,000, or 4%, lower than in 1999 due to lower compensation and benefits costs (lower FTE headcount), professional fees and contract labor, and system hardware and software costs.

General and Administrative

     General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. As a percentage of total revenue excluding barter, general and administrative expenses were 35%, 59% and 79% in 2001, 2000 and 1999, respectively. The decline in absolute dollars of general and administrative expenses during 2001 compared to 2000 is the result of approximately $420,000 of lower non-cash stock compensation expense (2001 included $481,000 recorded in the third quarter related to our stock option exchange program), $760,000 of lower litigation-related expenses, $390,000 of lower insurance premiums, $632,000 of lower compensation and related benefits, $115,000 of lower legal and accounting fees, and $245,000 of lower public and investor relations expenses. These reductions are a direct result of our strategic initiatives to control costs and curtail certain expenses.

     Excluding non-cash stock compensation expense of $1,312,000 in 2000 and $3,305,000 in 1999, general and administrative expenses in 2000 were $1,045,000, or 17%, higher than 1999 due primarily to higher compensation and benefit costs, facilities costs, and legal and professional fees and services supporting the growth of the business.

Restructuring and Impairment Charges

     We assess long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of an asset is measured by comparing the carrying value of the asset to the future net cash flow expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

     On August 27, 1999, we acquired certain assets and assumed certain liabilities of Green for approximately $831,000, including acquisition costs. Substantially all of the purchase price was allocated to goodwill. During the quarter ended September 30, 2000, a decision was made to stop publishing the print version of Green Magazine. Additionally, due to lower than expected traffic levels visiting GreenMagazine.com and continued negative operational cash flows, a revised operating plan was developed and GreenMagazine.com was incorporated into a channel of Bankrate.com. After evaluating the recoverability of the intangible asset, we recorded an impairment charge of approximately $476,000 to write the goodwill down to estimated fair value. In December 2000, Green was shut down and the remaining goodwill of approximately $73,000 was written off.

     During the quarter ended September 30, 2000, we recorded restructuring and impairment charges of approximately $843,000 as a result of strategic reorganization initiatives. Approximately $88,000 of this charge pertained to severance, legal and other employee-related costs incurred in connection with a further reduction of the workforce, all of which was paid in 2000.

Approximately $279,000 related to the shut down and sale of assets of Consejero.com and facility closing costs. The remaining $476,000 was the result of the GreenMagazine.com goodwill write-off discussed below.

     In June 2000, we recorded a restructuring charge of $1,298,000 as a result of implementing certain strategic reorganization initiatives. Approximately $364,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a reduction of approximately 10% of the workforce in ongoing operations and the elimination of positions in under-performing, non-core business units, all of which was paid in 2000. The remaining $934,000 of this charge related to the write-off of certain assets, primarily software, licenses and other installation costs, of an abandoned systems installation.

     In December 2000, we wrote off approximately $71,000 of certain impaired assets related to the sale of CPNet.com.

     The following table displays total revenue and total expenses for CPNet.com, Consejero.com and GreenMagazine.com for the years ended December 31, 2000 and 1999 ($ in thousands).

                                 Year Ended December 31, 2000     Year Ended December 31, 1999
                                ------------------------------   ------------------------------
                                Total Revenue   Total Expenses   Total Revenue   Total Expenses
                                -------------   --------------   -------------   --------------
CPNet.com                         $ 18,162        $  385,973        $49,513        $  577,278

Consejero.com                       16,359           810,867          8,036         2,217,879

GreenMagazine.com                  103,817         1,774,188          1,572           263,169

Depreciation and Amortization

     Depreciation and amortization represents the cost of capital asset acquisitions spread over their expected useful lives. These expenses are spread over three to seven years and are calculated on a straight-line basis. In 2001, depreciation and amortization was $173,000, or 20%, lower than in 2000 due to the sale of assets and non-core business units in connection with our restructuring plan and strategic initiatives. Depreciation and amortization more than doubled in 2000 compared to 1999 due to purchases of software and computer equipment, and the Pivot acquisition.

Goodwill Amortization

     Goodwill amortization represents the excess of the purchase price over the fair market value of net assets acquired spread over the expected benefit periods, which was between three to five years. Goodwill amortization in the years ended December 31, 2000 and 1999 resulted from the Pivot and Green acquisitions. Pivot was sold in July 2000 and Green was shut down in December 2000.

Other Income (Expense)

     Other income (expense) is comprised of interest income on invested cash and interest expense on capital leases and the 10% convertible subordinated note payable associated with the Pivot acquisition. The downward trend in interest income since 1999 results from declining cash balances and interest rates during those periods. Included in the year ended December 31, 1999 is a noncash finance charge recorded upon the conversion of a note payable to a stockholder into shares of convertible preferred stock which, upon completion of our initial public offering in May 1999, was subsequently converted into common stock.

Income Taxes

     We did not record any income tax expense or benefit for the years ended December 31, 2001, 2000 and 1999. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of net operating loss carryforwards in future tax returns, we have placed a valuation allowance against its otherwise recognizable deferred tax assets. At December 31, 2001, we had approximately $47,991,000 of net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Our net operating loss carryforwards expire from 2012 through 2021. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and the acquisition and subsequent disposition of Pivot in August 1999 and July 2000, respectively, future utilization of our net operating loss carryforwards will be subject to certain limitations or annual restrictions.

Related Party Transactions

     We lease office space in North Palm Beach, Florida from Bombay Holdings, Inc., which is wholly owned by Peter C. Morse, a director and 40% stockholder. Total rent paid to Bombay for the years ended December 31, 2001, 2000 and 1999 was approximately $298,000, $287,000 and $266,000, respectively. During 2001 and 2000, we paid an outside director consulting fees of $40,000 and $12,000, respectively.

Quarterly Results of Operations

     The following table presents certain unaudited quarterly statement of operations data for each of the last 12 quarters through the year ended December 31, 2001. The information has been derived from our unaudited condensed consolidated financial statements. In the opinion of our management, the unaudited condensed financial statements have been prepared on a basis consistent with the consolidated financial statements which appear elsewhere in this Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

(In thousands, except share and per share data)                    Year Ended December 31, 2001
                                                       March 31       June 30       September 30   December 31
                                                     ------------   ------------    ------------   ------------
Revenue:
    Online publishing                                $      3,961   $      3,393    $      3,371   $      4,261
    Print publishing and licensing                            785            808             818            861
                                                     ------------   ------------    ------------   ------------
                    Total revenue                           4,746          4,201           4,189          5,121
                                                     ------------   ------------    ------------   ------------
Cost of revenue:
    Online publishing                                         948            728             751            842
    Print publishing and licensing                            526            518             552            578
                                                     ------------   ------------    ------------   ------------
                    Total cost of revenue                   1,474          1,246           1,303          1,420
                                                     ------------   ------------    ------------   ------------
Gross margin                                                3,272          2,955           2,886          3,702
                                                     ------------   ------------    ------------   ------------
Operating expenses:
    Sales                                                     859            714             680            843
    Marketing                                               1,081            717             476            649
    Product development                                       366            320             360            343
    General and administrative                              1,388          1,243           1,546          1,331
    Restructuring and impairment charges                       --             --              --             --
    Depreciation and amortization                             195            187             165            153
    Goodwill amortization                                      --             --              --             --
    Noncash stock based compensation                           --             --              --             --
                                                     ------------   ------------    ------------   ------------
                                                            3,889          3,181           3,227          3,320
                                                     ------------   ------------    ------------   ------------
                    Income (loss) from operations            (617)          (226)           (341)           382
Other income (expense), net                                    (8)           (23)            (38)           (65)
Noncash financing charge                                       --             --              --             --
                                                     ------------   ------------    ------------   ------------
    Income (loss) before income taxes and
      discontinued operations                                (625)          (249)           (379)           317
Income taxes from continuing operations                        --             --              --             --
                                                     ------------   ------------    ------------   ------------
    Income (loss) before discontinued operations             (625)          (249)           (379)           317
                                                     ------------   ------------    ------------   ------------
Discontinued operations:
    Loss from discontinued operations                          --             --              --             --
    Gain on disposal of discontinued operations                --             --              --             --
                                                     ------------   ------------    ------------   ------------
                                                               --             --              --             --
                                                     ------------   ------------    ------------   ------------
    Net income (loss)                                        (625)          (249)           (379)           317
Accretion of Convertible Series A and
  Series B preferred stock to redemption value                 --             --              --             --
                                                     ------------   ------------    ------------   ------------
    Net income (loss) applicable to common stock     $       (625)  $       (249)   $       (379)  $        317
                                                     ============   ============    ============   ============
Basic and diluted net loss per share:
    Income (loss) before discontinued operations     $      (0.04)  $      (0.02)   $      (0.03)  $       0.02
    Discontinued operations                                    --             --              --             --
                                                     ------------   ------------    ------------   ------------
    Net income (loss)                                       (0.04)         (0.02)          (0.03)          0.02
Accretion of Convertible Series A and
  Series B preferred stock to redemption value                 --             --              --             --
                                                     ------------   ------------    ------------   ------------
    Net income (loss) applicable to common stock     $      (0.04)  $      (0.02)   $      (0.03)  $       0.02
                                                     ============   ============    ============   ============
Weighted average shares outstanding used in
  basic and diluted per-share calculation              13,996,950     13,996,950      13,996,950     13,996,950
                                                     ============   ============    ============   ============

(In thousands, except share and per share data)                    Year Ended December 31, 2000
                                                      March 31        June 30     September 30    December 31
                                                    -----------    -------------  ------------   ------------
Revenue:
    Online publishing                               $      3,014   $      3,046   $      3,012   $      3,210
    Print publishing and licensing                           742            750            712            719
                                                    ------------   ------------   ------------   ------------
                    Total revenue                          3,756          3,796          3,724          3,929
                                                    ------------   ------------   ------------   ------------
Cost of revenue:
    Online publishing                                      2,407          2,012          1,697            998
    Print publishing and licensing                           535            551            455            442
                                                    ------------   ------------   ------------   ------------
                    Total cost of revenue                  2,942          2,563          2,152          1,440
                                                    ------------   ------------   ------------   ------------
Gross margin                                                 814          1,233          1,572          2,489
                                                    ------------   ------------   ------------   ------------
Operating expenses:
    Sales                                                    911            736            796            791
    Marketing                                              1,825          1,176            263            610
    Product development                                      594            568            400            388
    General and administrative                             2,837          1,763          2,575          1,292
    Restructuring and impairment charges                      --          1,298            843            144
    Depreciation and amortization                            223            232            223            195
    Goodwill amortization                                     74             74             74              9
    Noncash stock based compensation                          --             --             --             --
                                                    ------------   ------------   ------------   ------------
                                                           6,464          5,847          5,174          3,429
                                                    ------------   ------------   ------------   ------------
                    Income (loss) from operations         (5,650)        (4,614)        (3,602)          (940)
Other income (expense), net                                  124             46             39             21
Noncash financing charge                                      --             --             --             --
                                                    ------------   ------------   ------------   ------------
    Income (loss) before income taxes and
      discontinued operations                             (5,526)        (4,568)        (3,563)          (919)
Income taxes from continuing operations                       --             --             --             --
                                                    ------------   ------------   ------------   ------------
    Income (loss) before discontinued operations          (5,526)        (4,568)        (3,563)          (919)
                                                    ------------   ------------   ------------   ------------
Discontinued operations:
    Loss from discontinued operations                     (1,587)        (1,380)          (248)            --
    Gain on disposal of discontinued operations               --             --            871             --
                                                    ------------   ------------   ------------   ------------
                                                          (1,587)        (1,380)           623             --
                                                    ------------   ------------   ------------   ------------
    Net income (loss)                                     (7,113)        (5,948)        (2,940)          (919)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value                --             --             --             --
                                                    ------------   ------------   ------------   ------------
    Net income (loss) applicable to common stock    $     (7,113)  $     (5,948)  $     (2,940)  $       (919)
                                                    ============   ============   ============   ============
Basic and diluted net loss per share:
    Income (loss) before discontinued operations    $      (0.41)  $      (0.33)  $      (0.25)  $      (0.07)
    Discontinued operations                                (0.12)         (0.10)          0.04             --
                                                    ------------   ------------   ------------   ------------
    Net income (loss)                                      (0.53)         (0.43)         (0.21)         (0.07)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value                --             --             --             --
                                                    ------------   ------------   ------------   ------------
    Net income (loss) applicable to common stock    $      (0.53)  $      (0.43)  $      (0.21)  $      (0.07)
                                                    ============   ============   ============   ============
Weighted average shares outstanding used in
  basic and diluted per-share calculation             13,543,678     13,960,937     13,987,077     13,996,950
                                                    ============   ============   ============   ============

(In thousands, except share and per share data)                  Year Ended December 31, 1999
                                                      March 31       June 30     September 30    December 31
                                                    ------------   -----------   ------------   ------------
Revenue:
    Online publishing                                $     1,370   $     1,926   $      2,417   $      2,784
    Print publishing and licensing                           856           886            880            850
                                                     -----------   -----------   ------------   ------------
                    Total revenue                          2,226         2,812          3,297          3,634
                                                     -----------   -----------   ------------   ------------
Cost of revenue:
    Online publishing                                        845         1,175          1,457          2,151
    Print publishing and licensing                           583           608            585            611
                                                     -----------   -----------   ------------   ------------
                    Total cost of revenue                  1,428         1,783          2,042          2,762
                                                     -----------   -----------   ------------   ------------
Gross margin                                                 798         1,029          1,255            872
                                                     -----------   -----------   ------------   ------------
Operating expenses:
    Sales                                                    554           801            795            866
    Marketing                                                714         1,987          6,121          7,638
    Product development                                      382           411            546            687
    General and administrative                             2,455         1,861          1,966          3,131
    Restructuring and impairment charges                      --            --             --             --
    Depreciation and amortization                             68           105            160             85
    Goodwill amortization                                      3            --             25            161
    Noncash stock based compensation                          --            --             --             --
                                                     -----------   -----------   ------------   ------------
                                                           4,176         5,165          9,613         12,568
                                                     -----------   -----------   ------------   ------------
                    Income (loss) from operations         (3,378)       (4,136)        (8,358)       (11,696)
Other income (expense), net                                    7           212            400            252
Noncash financing charge                                  (2,656)           --             --             --
                                                     -----------   -----------   ------------   ------------
    Income (loss) before income taxes and
      discontinued operations                             (6,027)       (3,924)        (7,958)       (11,444)
Income taxes from continuing operations                       --            --             --             --
                                                     -----------   -----------   ------------   ------------
    Income (loss) before discontinued operations          (6,027)       (3,924)        (7,958)       (11,444)
                                                     -----------   -----------   ------------   ------------
Discontinued operations:
    Loss from discontinued operations                         --            --           (542)        (1,593)
    Gain on disposal of discontinued operations               --            --             --             --
                                                     -----------   -----------   ------------   ------------
                                                              --            --           (542)        (1,593)
                                                     -----------   -----------   ------------   ------------
    Net income (loss)                                     (6,027)       (3,924)        (8,500)       (13,037)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value            (1,852)         (429)            --             --
                                                     -----------   -----------   ------------   ------------
    Net income (loss) applicable to common stock     $    (7,879)  $    (4,353)  $     (8,500)  $    (13,037)
                                                     ===========   ===========   ============   ============
Basic and diluted net loss per share:
    Income (loss) before discontinued operations     $     (1.47)  $     (0.43)  $      (0.59)  $      (0.85)
    Discontinued operations                                   --            --          (0.04)         (0.11)
                                                     -----------   -----------   ------------   ------------
    Net income (loss)                                      (1.47)        (0.43)         (0.63)         (0.96)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value             (0.45)        (0.04)            --             --
                                                     -----------   -----------   ------------   ------------
    Net income (loss) applicable to common stock     $     (1.92)  $     (0.47)  $      (0.63)  $      (0.96)
                                                     ===========   ===========   ============   ============
Weighted average shares outstanding used in
  basic and diluted per-share calculation              4,099,458     9,195,503     13,477,945     13,540,988
                                                     ===========   ===========   ============   ============

Liquidity and Capital Resources

     We were funded with capital raised from stockholders and from the proceeds of our initial public offering in May 1999. Currently, our principal source of liquidity is the cash and cash equivalents generated by our operations. As of December 31, 2001, we had working capital of $7,865,000, and our primary commitments were approximately $853,000 in operating and capital lease payments over the next five years, capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $3,800,000 through December 31, 2002. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or off balance sheet arrangements. On February 22, 2002, we completed the early repayment of our $4,350,000 10% convertible subordinated note, including accrued interest, for $3,400,000 in cash. This transaction will save us approximately $3,125,000 in principal and interest between August 2002 and August 20, 2004, the original maturity date.

     During the year ended December 31, 2001 we generated $1,107,000 of net cash from operating activities. Our net loss of $936,000 was adjusted for non-cash charges of $1,641,000, and a net positive change in the components of working capital of $402,000. During the years ended December 31, 2000 and 1999, net cash was used in continuing operating activities primarily for funding the expansion of our online publishing efforts through personnel acquisitions and marketing expenditures. These expenditures were significantly curtailed beginning in the quarter ended June 30, 2000. Cash used in discontinued operations of $5,396,000 and $2,895,000 for the years ended December 31, 2000 and 1999, respectively, represents the net cash funding for our former subsidiary, Pivot, which was disposed of in July 2000.

     Net cash used in investing activities during the year ended December 31, 2001 was the result of certain equipment purchases. Net cash provided by investing activities of $3,680,000 for the year ended December 31, 2000 was primarily the result of the net cash proceeds from the sale of Pivot of $4,350,000, less the expenditures for the purchase of computer and office equipment and furniture. During the year ended December 31, 1999, cash was used to acquire CPNet.com, Pivot and certain assets and liabilities of Green Magazine, Inc. as well as certain other intellectual property rights and computer equipment.

     Net cash used in financing activities during the year ended December 31, 2001 represented principal payments on our capital leases. Net cash provided by financing activities in 2000 consisted of the cash proceeds from the sale of stock to our former Chairman of the Board of Directors of $998,000, the exercise of common stock options of $51,000, and principal payments on capital lease obligations of $220,000. Net cash provided by financing activities in 1999 consisted of a $1,000,000 convertible promissory note to one of the Series B preferred stockholders which was subsequently converted to shares of Series B preferred stock and ultimately into common stock in connection with our initial public offering, as well as the net cash proceeds from our initial public offering of $41,301,000. Other financing activities included cash used for payments on capital lease liabilities.

     We have incurred net losses in each of its last six fiscal years and had an accumulated deficit of approximately $60 million as of December 31, 2001.

     We are working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, we have substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. We sold CPNet.com in May 2000, sold Pivot in July 2000, shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000. These transactions yielded cash to the Company of approximately $4,392,000 and reduced operating expenses. We also reduced employment levels of continuing operations and consolidated its physical locations. In February 2002, we completed the early repayment of our $4,350,000 convertible subordinated note payable for $3,400,000, including accrued interest, and will record a gain of approximately $2,022,000 in the quarter ending March 31, 2002. Based on these actions and our current plan, we believe our existing capital resources will be sufficient to satisfy its cash requirements through 2003. There are no assurances that such actions will ensure cash sufficiency through 2003 or that reducing marketing expenses would not potentially curtail revenue growth.

     Further, due to the legal matters discussed in Note 10 to the consolidated financial statements included in Item 8. herein, which we intend to vigorously defend, management could be required to spend significant amounts of time and resources defending these matters which could adversely impact our cash position and our operations.

     We may consider additional options to preserve or generate cash. These include forming strategic partnerships or alliances, pursuing a merger or sale of the Company, or issuing new debt and/or equity securities. However, there can be no assurance that we would be able to preserve or generate cash in sufficient amounts or at all.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS No. 142 is effective January 1, 2002.

     Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS No. 142. SFAS No. 141 will require upon adoption of SFAS No. 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. The adoption of SFAS No. 142 at January 1, 2002 did not result in any impairment adjustment.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and is not expected to have a material impact on our consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk as the interest paid on such investments fluctuates with the prevailing interest rates. As of December 31, 2001, all of our cash equivalents mature in less than three months.

Exchange Rate Sensitivity

     Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                                 PAGE
Report of Independent Auditors.................................................................

Consolidated Balance Sheets as of December 31, 2001 and 2000...................................

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.....

Consolidated Statements of Redeemable Stock and Stockholders' Equity (Deficit)
 for the Years Ended December 31, 2001, 2000 and 1999..........................................

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.....

Notes to Consolidated Financial Statements.....................................................

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Bankrate, Inc.:

We have audited the accompanying consolidated balance sheets of Bankrate, Inc. (formerly ilife.com, Inc.) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, redeemable stock and stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bankrate, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

West Palm Beach, Florida
February 25, 2002

                          Bankrate, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                                          December 31,    December 31,
                                                                                              2001            2000
                                                                                          ------------    ------------
            Assets
Cash and cash equivalents                                                                 $  9,755,032    $  8,890,649
Accounts receivable, net of allowance for doubtful accounts of $140,000
  and  $300,000 at December 31, 2001 and 2000, respectively                                  1,259,256       1,218,867
Other current assets                                                                           231,134         572,185
                                                                                          ------------    ------------
            Total current assets                                                            11,245,422      10,681,701

Furniture, fixtures and equipment, net                                                       1,076,508       1,730,455
Intangible assets, net                                                                          69,622          88,425
Other assets                                                                                   134,460         133,809
                                                                                          ------------    ------------
            Total assets                                                                  $ 12,526,012    $ 12,634,390
                                                                                          ============    ============

            Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable                                                                        $    699,054    $    772,181
  Other accrued expenses                                                                     1,871,492       2,016,236
  Accrued interest                                                                             217,500              --
  Deferred revenue                                                                             347,869         463,224
  Current portion of obligations under capital leases                                           36,406         214,651
  Other current liabilities                                                                    207,952         158,672
                                                                                          ------------    ------------
            Total current liabilities                                                        3,380,273       3,624,964

10% convertible subordinated note payable                                                    4,350,000       4,350,000
Accrued stock compensation expense                                                                  --       2,452,424
Accrued interest                                                                               810,363         592,863
Other liabilities                                                                                3,264          40,815
                                                                                          ------------    ------------
            Total liabilities                                                                8,543,900      11,061,066
                                                                                          ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, 10,000,000 shares authorized and undesignated                                   --              --
   Common stock, par value $.01 per share-- 100,000,000 shares authorized;
     13,996,950 shares issued and outstanding                                                  139,969         139,969
  Additional paid in capital                                                                63,931,555      60,586,991
  Accumulated deficit                                                                      (60,089,412)    (59,153,636)
                                                                                          ------------    ------------
            Total stockholders' equity                                                       3,982,112       1,573,324
                                                                                          ------------    ------------
            Total liabilities and stockholders' equity                                    $ 12,526,012    $ 12,634,390
                                                                                          ============    ============

See accompanying notes to consolidated financial statements.

                          Bankrate, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                                                Year Ended December 31,
                                                          2001            2000            1999
                                                      ------------    ------------    ------------
Revenue:
     Online publishing                                $ 14,985,903    $ 12,282,795    $  8,496,905
     Print publishing and licensing                      3,271,223       2,921,970       3,472,780
                                                      ------------    ------------    ------------
                  Total revenue                         18,257,126      15,204,765      11,969,685
                                                      ------------    ------------    ------------
Cost of revenue:
     Online publishing                                   3,268,528       7,114,258       5,627,713
     Print publishing and licensing                      2,173,529       1,982,885       2,387,229
                                                      ------------    ------------    ------------
                  Total cost of revenue                  5,442,057       9,097,143       8,014,942
                                                      ------------    ------------    ------------

Gross margin                                            12,815,069       6,107,622       3,954,743
                                                      ------------    ------------    ------------

Operating expenses:
     Sales                                               3,096,401       3,234,148       3,017,231
     Marketing                                           2,922,867       3,873,796      16,459,113
     Product development                                 1,385,672       1,949,933       2,024,847
     General and administrative                          5,511,572       8,467,279       9,415,520
     Restructuring charge                                       --       2,285,422              --
     Depreciation and amortization                         700,497         873,484         421,792
     Goodwill amortization                                      --         231,214         186,229
                                                      ------------    ------------    ------------
                                                        13,617,010      20,915,276      31,524,732
                                                      ------------    ------------    ------------
                  Loss from operations                    (801,940)    (14,807,654)    (27,569,989)
                                                      ------------    ------------    ------------
Other income (expense):
     Interest income                                       328,505         727,327       1,087,148
     Interest expense                                     (462,341)       (496,868)       (232,504)
     Noncash financing charge                                   --              --      (2,656,000)
     Other                                                      --              --          18,712
                                                      ------------    ------------    ------------
                  Other income (expense), net             (133,836)        230,459      (1,782,644)
                                                      ------------    ------------    ------------
     Loss before income taxes and
       discontinued operations                            (935,776)    (14,577,195)    (29,352,633)
Income taxes from continuing operations                         --              --              --
                                                      ------------    ------------    ------------
     Loss before discontinued operations                  (935,776)    (14,577,195)    (29,352,633)
                                                      ------------    ------------    ------------
Discontinued operations:
     Loss from discontinued operations                          --      (3,214,577)     (2,135,697)
     Gain on disposal of discontinued operations                --         871,212              --
                                                      ------------    ------------    ------------
                                                                --      (2,343,365)     (2,135,697)
                                                      ------------    ------------    ------------
     Net loss                                             (935,776)    (16,920,560)    (31,488,330)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value                  --              --      (2,281,000)
                                                      ------------    ------------    ------------
     Net loss applicable to common stock              $   (935,776)   $(16,920,560)   $(33,769,330)
                                                      ============    ============    ============

Basic and diluted net loss per share:
     Loss before discontinued operations              $      (0.07)   $      (1.05)   $      (2.90)
     Discontinued operations                                    --           (0.17)          (0.21)
                                                      ------------    ------------    ------------
     Net loss                                                (0.07)          (1.22)          (3.11)
Accretion of Convertible Series A and
  Series B preferred stock to redemption value                  --              --           (0.23)
                                                      ------------    ------------    ------------
     Net loss applicable to common stock              $      (0.07)   $      (1.22)   $      (3.34)
                                                      ============    ============    ============

Weighted average shares outstanding used in
  basic and diluted per-share calculation               13,996,950      13,872,788      10,113,928
                                                      ============    ============    ============

See accompanying notes to consolidated financial statements.

                                                      Bankrate, Inc.
                            Consolidated Statements of Redeemable Stock and Stockholders' Equity (Deficit)

                                                                      Redeemable               Redeemable
                                                                 Convertible Series A      Convertible Series B
                                                                   Preferred Stock           Preferred Stock
                                                                    Shares       Amount     Shares      Amount
                                                                   -------   ------------   -------   -----------
Balances, December 31, 1998                                         89,612   $ 10,215,768    17,575   $ 1,982,535

  Accretion of Series A and Series B preferred stock
    to redemption value                                                 --      1,908,000        --       373,000

  Conversion of Series A and Series B preferred
    stock to common stock                                          (89,612)   (12,123,768)  (17,575)   (2,355,535)

  Issuance and conversion of promissory note to
    Series B preferred stock and conversion of Series B
    preferred stock to common stock                                     --             --        --            --

  Foregiveness of note receivable for redeemable common stock, reclassification of redeemable common stock to common stock, cancellation of the
   put right associated with such shares and
   reacquisition of forfeited shares                                    --             --        --            --

  Initial public offering of common stock                               --             --        --            --

  Compensation relating to stock grants                                 --             --        --            --

  Common stock issued for the acquisition of
    Green Magazine, Inc.                                                --             --        --            --

  Net loss for the period                                               --             --        --            --
                                                                   -------   ------------   -------   -----------

Balances, December 31, 1999                                             --             --        --            --

  Common stock issued                                                   --             --        --            --

  Stock options exercised                                               --             --        --            --

  Net loss for the period                                               --             --        --            --
                                                                   -------   ------------   -------   -----------

Balances, December 31, 2000                                             --             --        --            --

  Stock option exchange program                                         --             --        --            --

  Stock compensation expense                                            --             --        --            --

  Net loss for the period                                               --             --        --            --
                                                                   -------   ------------   -------   -----------
Balances, December 31, 2001                                             --   $         --        --   $        --
                                                                   =======   ============   =======   ===========
                                                                   Redeemable Common Stock            Convertible Series A
                                                                                             Note       Preferred Stock
                                                                    Shares     Amount     Receivable   Shares         Amount
                                                                   --------   ---------   ----------   --------       ------
Balances, December 31, 1998                                         454,170   $ 236,168   $ (236,168)        --       $    --

  Accretion of Series A and Series B preferred stock
    to redemption value                                                  --          --           --         --            --

  Conversion of Series A and Series B preferred
    stock to common stock                                                --          --           --         --            --

  Issuance and conversion of promissory note to
    Series B preferred stock and conversion of Series B
    preferred stock to common stock                                      --          --           --         --            --

  Foregiveness of note receivable for redeemable common stock, reclassification of redeemable common stock to common stock, cancellation of the
   put right associated with such shares and
   reacquisition of forfeited shares                               (454,170)   (236,168)     236,168         --            --

  Initial public offering of common stock                                --          --           --         --            --

  Compensation relating to stock grants                                  --          --           --         --            --

  Common stock issued for the acquisition of
    Green Magazine, Inc.                                                 --          --           --         --            --

  Net loss for the period                                                --          --           --         --            --
                                                                   --------   ---------   ----------   --------       -------
Balances, December 31, 1999                                              --          --           --         --            --

  Common stock issued                                                    --          --           --         --            --

  Stock options exercised                                                --          --           --         --            --

  Net loss for the period                                                --          --           --         --            --
                                                                   --------   ---------   ----------   --------       -------
Balances, December 31, 2000                                              --          --           --         --            --

  Stock option exchange program                                          --          --           --         --            --

  Stock compensation expense                                             --          --           --         --            --

  Net loss for the period                                                --          --           --         --            --
                                                                   --------   ---------   ----------   --------       -------
Balances, December 31, 2001                                              --   $      --   $       --        --        $    --
                                                                   ========   =========   ==========   ========       =======

                                                                                                                Unamortized
                                                                                                  Additional      Stock
                                                                  Common Stock                    Paid in      Compensation
                                                                     Shares          Amount       Capital        Expense
                                                                   -----------    ----------    ------------   ------------
Balances, December 31, 1998                                          4,053,200      $ 40,532    $         --   $  (280,690)

  Accretion of Series A and Series B preferred stock
    to redemption value                                                     --            --      (2,281,000)           --

  Conversion of Series A and Series B preferred
    stock to common stock                                            5,359,350        53,593      14,425,710            --

  Issuance and conversion of promissory note to
    Series B preferred stock and conversion of Series B
    preferred stock to common stock                                    339,200         3,392       3,659,608            --

  Foregiveness of note receivable for redeemable common stock, reclassification of redeemable common stock to common stock, cancellation of the put right associated with such shares
   and reacquisition of forfeited shares                               189,238         1,893       1,890,417       220,690

  Initial public offering of common stock                            3,500,000        35,000      41,265,596            --

  Compensation relating to stock grants                                     --            --              --        60,000

  Common stock issued for the acquisition of
    Green Magazine, Inc.                                               100,000         1,000         582,780            --

  Net loss for the period                                                   --            --              --            --
                                                                   -----------    ----------    ------------   -----------
Balances, December 31, 1999                                         13,540,988       135,410      59,543,111            --

  Common stock issued                                                  431,499         4,315         993,526            --

  Stock options exercised                                               24,463           244          50,354            --

  Net loss for the period                                                   --            --              --            --
                                                                   -----------    ----------    ------------   -----------
Balances, December 31, 2000                                         13,996,950       139,969      60,586,991            --

  Stock option exchange program                                             --            --       2,452,425            --

  Stock compensation expense                                                --            --         892,139            --

  Net loss for the period                                                   --            --              --            --
                                                                   -----------    ----------    ------------   -----------
Balances, December 31, 2001                                        13,996,950     $  139,969    $ 63,931,555   $        --
                                                                   ===========    ==========    ============   ===========

                                                                                       Total
                                                                                   Stockholders'
                                                                    Accumulated       Equity
                                                                      Deficit       (Deficit)
                                                                   -------------    ------------
Balances, December 31, 1998                                        $ (10,744,746)   $(10,984,904)

  Accretion of Series A and Series B preferred stock
    to redemption value                                                       --      (2,281,000)

  Conversion of Series A and Series B preferred
    stock to common stock                                                     --      14,479,303

  Issuance and conversion of promissory note to
    Series B preferred stock and conversion of Series B
    preferred stock to common stock                                           --       3,663,000

  Foregiveness of note receivable for redeemable common stock, reclassification of redeemable common stock to common stock, cancellation of the put right associated with such shares
    and reacquisition of forfeited shares                                     --       2,113,000

  Initial public offering of common stock                                     --      41,300,596

  Compensation relating to stock grants                                       --          60,000

  Common stock issued for the acquisition of
    Green Magazine, Inc.                                                      --         583,780

  Net loss for the period                                            (31,488,330)    (31,488,330)
                                                                   -------------     -----------

Balances, December 31, 1999                                          (42,233,076)     17,445,445

  Common stock issued                                                         --         997,841

  Stock options exercised                                                     --          50,598

  Net loss for the period                                            (16,920,560)    (16,920,560)
                                                                   -------------     -----------

Balances, December 31, 2000                                          (59,153,636)      1,573,324

  Stock option exchange program                                               --       2,452,425

  Stock compensation expense                                                  --         892,139

  Net loss for the period                                               (935,776)       (935,776)
                                                                   -------------    ------------

Balances, December 31, 2001                                        $ (60,089,412)   $  3,982,112
                                                                   ==============   ============

See accompanying notes to consolidated financial statements

                          Bankrate, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                                       Year Ended December 31,
                                                                                 2001            2000          1999
                                                                              ----------    ------------    ------------
Cash flows from operating activities:
Continuing operations-
  Net loss                                                                    $ (935,776)   $(14,577,195)   $(29,352,633)
                                                                              ----------    ------------    ------------
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Loss from discontinued operations                                                 --       3,214,577       2,135,697
    Gain on disposal of discontinued operations                                       --        (871,212)             --
    Goodwill impairment charge                                                        --         552,696              --
    Depreciation and amortization                                                700,497       1,104,698         608,021
    Loss on disposal of fixed assets                                                  --         129,203              --
    Provision for doubtful accounts                                               48,725         364,991         210,153
    Noncash stock compensation                                                   892,139       1,311,912       3,305,104
    Noncash financing charge                                                          --              --       2,656,000
    Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                               (89,114)       (134,093)     (1,138,016)
        (Increase) decrease in other assets                                      332,601       1,177,967      (2,214,143)
        Increase (decrease) in accounts payable                                  (73,127)     (1,568,651)      2,032,165
        Increase (decrease) in accrued expenses                                 (137,448)     (3,692,868)      5,325,912
        Increase in other current liabilities                                    484,280         465,812         285,723
        Increase (decrease) in deferred revenue                                 (115,355)       (192,834)         43,398
                                                                              ----------    ------------    ------------
          Total adjustments                                                    2,043,198       1,862,198      13,250,014
                                                                              ----------    ------------    ------------
          Net cash provided by (used in) continuing operations                 1,107,422     (12,714,997)    (16,102,619)
          Net cash used in discontinued operations                                    --      (5,394,547)     (2,895,388)
                                                                              ----------    ------------    ------------
             Net cash provided by (used in) operating activities               1,107,422     (18,109,544)    (18,998,007)
                                                                              ----------    ------------    ------------
Cash flows from investing activities:
  Purchases of equipment                                                         (27,243)       (712,016)     (1,691,469)
  Proceeds from sale of business                                                      --       4,391,800              --
  Acquisitions, net of cash acquired                                                  --              --        (536,983)
                                                                              ----------    ------------    ------------
          Net cash provided by (used in) investing activities                    (27,243)      3,679,784      (2,228,452)
                                                                              ----------    ------------    ------------
Cash flows from financing activities:
  Loans from stockholders                                                             --              --       1,000,000
  Principal payments on capital lease obligations                               (215,796)       (219,824)       (215,478)
  Proceeds from exercise of stock options                                             --          50,598              --
  Proceeds from issuance of common stock, net                                         --         997,841      41,300,631
                                                                              ----------    ------------    ------------
               Net cash provided by (used in) financing activities              (215,796)        828,615      42,085,153
                                                                              ----------    ------------    ------------
               Net increase (decrease) in cash and cash equivalents              864,383     (13,601,145)     20,858,694
Cash and cash equivalents, beginning of period                                 8,890,649      22,491,794       1,633,100
                                                                              ----------    ------------    ------------
Cash and cash equivalents, end of period                                      $9,755,032    $  8,890,649    $ 22,491,794
                                                                              ==========    ============    ============

 Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                    $   27,341    $     61,868    $     87,504
                                                                              ==========    ============    ============

Supplemental schedule of noncash investing and finance activities:
  Equipment acquired under capital leases                                     $       --    $         --    $    314,000
                                                                              ==========    ============    ============

  Accretion of Series A and Series B preferred stock to redemption value      $       --    $         --    $  2,281,000
                                                                              ==========    ============    ============

  Conversion of Series A and Series B preferred stock to common stock         $       --    $         --    $ 14,479,303
                                                                              ==========    ============    ============

  Issuance of common stock for business acquired                              $       --    $         --    $    584,000
                                                                              ==========    ============    ============

  Convertible subordinated note issued in connection with business acquired   $       --    $         --    $  4,350,000
                                                                              ==========    ============    ============

See accompanying notes to consolidated financial statements.

                          BANKRATE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     Bankrate, Inc. (the "Company") owns and operates an Internet-based consumer banking marketplace. The Company's flagship Web site, Bankrate.com is the Web's leading aggregator of information on over 100 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company's former wholly owned subsidiary, Professional Direct Agency, Inc. ("Pivot"), was operated as a virtual insurance agency and fulfillment/call center specializing in direct insurance sales over the Internet and through other direct media (see Note 6). The Company is organized under the laws of the state of Florida.

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

     The Company has incurred net losses in each of its last six fiscal years and had an accumulated deficit of approximately $60 million as of December 31, 2001. Therefore, the Company believes that period-to-period comparisons of our financial results should not be relied on as an indication of our future performance.

     The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, the Company has substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. The Company sold CPNet.com in May 2000, sold Pivot in July 2000, shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000 (see Notes 5 and 6). These transactions yielded cash to the Company of approximately $4,392,000 and reduced operating expenses. The Company has also reduced employment levels of continuing operations and consolidated its physical locations. In February 2002, the Company completed the early repayment of its $4,350,000 convertible subordinated note payable, including accrued interest, for $3,400,000 (see Note 12). Based on these actions and the Company's current plan, the Company believes its existing capital resources will be sufficient to satisfy its cash requirements into 2003. There are no assurances that such actions will ensure cash sufficiency through 2003 or that reducing marketing expenses would not potentially curtail revenue growth.

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

     Further, due to the legal matters discussed in Note 10, which the Company intends to vigorously defend, management could be required to spend significant amounts of time and resources defending these matters which could adversely impact the cash position and operations of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Change of Fiscal Year

     On April 12, 1999, the Company's Board of Directors approved changing the Company's fiscal year-end from June 30 to December 31.

     Consolidation

     Through the quarter ended September 30, 2000, the consolidated financial statements included the accounts of the Company and it's former wholly-owned subsidiary, Professional Direct Agency, Inc. ("Pivot"). As more fully discussed in Note 6, Pivot was sold during the quarter ended September 30, 2000. Pivot's net assets and results of operations have been classified as discontinued operations in the accompanying consolidated financial statements.

     Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of less than three months to be cash equivalents. The carrying value of these investments approximates fair value.

     Fixed Assets

     Property and equipment are stated at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. Equipment under capital leases are stated at the present value of the future minimum lease payments.

     Intangible Assets

     Intangible assets consisted primarily of trademarks. Trademarks are being amortized over their estimated useful lives, which are approximately five years, on a straight-line basis. The Company reviews it intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Basic and Diluted Net Loss Per Share

     The Company computes net loss per share in accordance with the provisions of Statement of Financial Standards ("SFAS") No. 128, "Earnings per Share" and Staff Accounting Bulletin No. 98 ("SAB 98"). Under SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period.

     The calculation of diluted net loss per share excludes common stock equivalents, consisting of outstanding stock options, the 10% convertible subordinated note payable, redeemable preferred stock and convertible preferred stock as the effect of their conversion to common stock would be antidilutive. Stock options outstanding that could potentially dilute basic earnings per share in the future (but were not included in diluted earnings per share because their effect on periods presented was antidilutive) totaled 710,981 at December 31, 2001. The antidilutive shares do not include the shares issuable on assumed conversion of the 10% convertible subordinated note payable. On February 4, 2002, the Company granted stock options covering 1,176,624 shares of common stock in connection with its stock option exchange program (see Note 4).

     Stock-Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed plan options. Under this method, compensation is recognized over the grant's vesting period only if the current market price of the underlying stock on the date of grant exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

     Fair Value of Financial Instruments

     The Company does not currently use derivative financial instruments in the normal course of its business. The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. The Company does not have a readily comparable fair value for its 10% convertible subordinated note payable. The Company believes that its fair value would be less than its carrying value of $4,350,000 as a result of the early repayment of the note. In February 2002, the Company completed the early repayment of this note and accrued interest for $3,400,000 (see Note 12).

     Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established for assets that management believes are more likely not to be realized.

     Revenue Recognition

     The Company generates revenue from two primary sources: online publishing and print publishing and licensing.

Online publishing-

     The Company sells graphical advertisements on its Web site (including co-branded sites) consisting of banner, badge, billboard, poster, island and skyscraper advertisements. These advertisements are sold to advertisers according to the cost per thousand impressions, or CPM, the advertiser receives. The amount of advertising the Company sells is a function of (1) the number of advertisements per Web page, (2) the number of visitors viewing its Web pages, and (3) the capacity of the Company's sales force. Advertising sales are invoiced monthly based on the number of advertisement impressions or the number of times the advertisement is viewed by users of the Company's Web site. Revenue is recognized monthly based on the percentage of actual impressions to the total number of impressions contracted. Revenue for impressions invoiced but not delivered is deferred and recognized when impressions are delivered. Additionally, the Company generates revenue on a "per action" basis (i.e., a purchase or completion of an application) when a visitor to its Web site transacts with one of its advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser. The Company is also involved in revenue sharing arrangements with its online partners where the consumer uses co-branded sites principally hosted by the Company. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenues are shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue. The Company also sells hyperlinks to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned.

     Online publishing revenue includes barter revenue, which represents the exchange by the Company of advertising space on the Company's Web site for reciprocal advertising space on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions." In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web site. Barter expense is recognized when the Company's advertisements are run on the other companies' Web sites, which is typically in the same period in which barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering its advertising impressions, a liability is recorded. If the Company delivers its advertising impressions to the customer's Web site prior to receiving the advertising impressions, a prepaid expense is recorded. At December 31, 2001 and 2000, the Company recorded prepaid expenses of approximately $8,000 and $200,000, respectively, for barter advertising to be received. Barter revenue was approximately $2,558,000 and $757,000, and represented approximately 14% and 5% of total revenue, respectively, for the years ended December 31, 2001 and 2000. No barter revenue was recorded in 1999.

Print publishing and licensing-

     The Company sells advertisements for consumer mortgage rate tables. The rate tables and advertising are published in various newspapers under revenue sharing arrangements. Revenue is recognized when the tables are run in the respective newspaper. Revenue is recorded gross and revenue sharing payments are recorded in cost of revenue.

     The Company also earns fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters and from providing rate surveys to institutions and government agencies. In addition, the Company licenses research data under agreements that permit the use of Company developed rate information to advertise the licensee's products in print, radio, television and Web site promotions. Revenue for these products is recognized ratably over the contract/subscription periods.

     Marketing Expenses

     Marketing includes advertising costs which are charged to expense as incurred, and barter expense which represents the cost the Company's advertisements that are run on other companies' Web sites in barter transactions. Advertising costs were approximately $173,000, $3,317,000 and $16,459,000, for the years ended December 31, 2001, 2000 and 1999, respectively. Barter expense of approximately $2,750,000 and $557,000 was recorded for the years ended December 31, 2001 and 2000, respectively. No barter expense was recorded in 1999.

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

     Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS No. 142 is effective January 1, 2002.

     Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS No. 142. SFAS No. 141 will require upon adoption of SFAS No.142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. The adoption of SFAS No. 142 at January 1, 2002 did not result in any impairment adjustment.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and is not expected to have a material impact on the Company's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and when adopted on January 1, 2002 did not have a material impact on the Company's consolidated financial statements.

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

     The redemption clause of the Series A and Series B Preferred Stock allows the holders of 20% or more of the aggregate number of shares of common stock issuable upon conversion of the Series A and Series B Preferred then outstanding to redeem their shares on or after January 2, 2003, provided that the maximum number of shares of Series A and Series B Preferred which the Company is obligated to redeem does not exceed the aggregate of 35,729 shares prior to January 3, 2004 and 71,458 shares prior to January 3, 2005, and thereafter the Company is obligated to redeem all such shares outstanding as to which such right has been exercised. The redemption price is equal to the greatest of (as defined in the respective agreement) (x) the Series A liquidation preference or Series B liquidation preference, applicable to such shares or (y) the fair market value of such shares or (z) an amount per share of Series A or Series B Preferred equal to ten (10) times the net after tax earnings per share for the most recently completed fiscal year of the Company times the number of shares of common stock issuable upon the conversion of one (1) share of Series A or Series B Preferred and the conversion price then in effect. The Company recorded accretion on the Series A and Series B Preferred Stock equal to the difference between the net proceeds received and the redemption amount of approximately $14,500,000 based on the estimated fair value at December 31, 1998 using the interest method from the conversion date for the Series A Preferred and original issue date for the Series B Preferred through the final redemption date of January 3, 2005. Accretion recorded during the year ended December 31, 1999 amounted to $2,281,000.

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

     Restricted Stock Grants

     In August 1998, the Company entered into a Restricted Stock Grant Agreement (the "Stock Agreement") with an employee of the Company (the "Grantee") that provided for the issuance of restricted stock to the Grantee in accordance with the 1997 Equity Compensation Plan (see Note 4) in satisfaction of certain obligations as described in an employment agreement between the Company and the Grantee. The Company issued 207,000 shares of its common stock to the Grantee in August 1998, subject to restrictions set forth in the Stock Agreement. Restrictions lapsed on 138,000 shares during 1998 and the remainder lapsed in 1999. Total compensation expense recognized by the Company over the vesting period was $269,000 (based on estimated values from other transactions involving sales of the Company's stock) of which $60,000 was recognized in the year ended December 31, 1999.

     In March 1998, the Company entered into a Restricted Stock Grant Agreement (the "Grant Agreement") with an officer of the Company (the "Officer") that provided for the issuance of restricted stock to the Officer in accordance with the 1997 Equity Compensation Plan (see Note 4). On March 23, 1998, the Company issued 454,170 shares of its common stock to the Officer for an aggregate consideration of $236,168, which was paid by an interest-bearing promissory note from the Officer. The Officer had a put right which required the Company to repurchase the shares at the same price the Officer paid for the shares including interest. Restriction lapsed as follows: 113,540 shares on July 1, 1998, and 9,460 shares on the first day of each month starting August 1, 1998 and ending July 1, 2001. In accordance with EITF 95-16, this arrangement was accounted for as a variable plan which requires increases or decreases in stock based compensation expense based on increases or decreases in the fair market value of the Company's common stock. Compensation expense recognized in accordance with FIN No. 28 was approximately $2,113,000 for the year ended December 31, 1999 based on estimated values from other transactions involving sales of the Company's stock.

     On March 10, 1999 the note receivable for the restricted stock grant to the Officer was forgiven, the unvested shares (264,932) were effectively forfeited, the Officer's put right was cancelled, and certain other changes were made. Accordingly, "fixed" option accounting treatment was established on this date.

NOTE 4 - STOCK OPTION PLANS

     1997 Equity Compensation Plan

     During 1997, the Company adopted the 1997 Equity Compensation Plan (the "Plan") to provide directors, officers, non-employee members of the Board of Directors of the Company and certain consultants and advisors with the opportunity to receive grants of incentive stock options, non-qualified stock options and restricted stock. The Board of Directors has the sole authority to determine who receives such grants, the type, size and timing of such grants, and specify the terms of any non-competition or other agreements relating to the grants. The aggregate number of common shares that may be issued under the Plan was 900,000. In January 1999, the Company amended the Plan to increase the number of shares authorized to 1,500,000 shares. As of December 31, 2001, 1,319,243 shares were available for grant under the Plan.

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

     On March 2 and March 12, 1999, the Company granted 201,720 and 5,000 options, respectively, under the Plan to purchase common stock at $2.97 per share. The options vest over a 48-month period and, accordingly, the Company initially began recognizing compensation expense of approximately $1,620,000 ratably over the vesting period. As of December 31, 2001, 8,750 options remained outstanding due to options forfeited by terminated grantees, and options surrendered in connection with the Company's stock option exchange program described below.

     On April 12, 1999, the Board approved grants under the Plan for outside directors of the Company. Under these grants, 80,000 options were granted on May 13, 1999 to purchase common stock at $13.00 per share. The options vest over 48 months and expire 10 years from date of grant, unless prohibited by the 1997 Plan. No options were granted to outside directors during 2001 or 2000.

     No stock options were granted under the Plan during the year ended December 31, 2001.

     1999 Equity Compensation Plan

     In March 1999, the Company's stockholders approved the 1999 Equity Compensation Plan (the "1999 Plan"), to provide designated employees of the Company, certain consultants and non-employee members of the Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The 1999 Plan was originally authorized to grant options for up to 1,500,000 shares. In April 2000, the Company amended the 1999 Plan to increase the number of shares authorized to 3,500,000 which was approved by the Company's stockholders. Options granted generally vest over four years, 25% after the first year and monthly thereafter over the remaining three years, and expire ten years after the date of grant. As of December 31, 2001, 2,969,776 shares were available for grant under the 1999 Plan.

     In March 1999, the Company granted 358,500 options to an officer (the "Officer") of the Company to purchase shares of common stock at $2.97 which vest over a 36 month period. The Company began recognizing compensation expense of approximately $2,807,000 ratably over the vesting period. In February 2000, the Officer resigned from his position with the Company (see Note 10). Under the terms of an agreement entered into in March 1999, the Officer continued to vest in the stock options through November 15, 2000 for a total of 199,167 shares which resulted in a non-cash charge of approximately $860,000 recorded in 2000.

     During the year ended December 31, 2000, the Company granted 809,463 stock options to certain key executives and directors (see Note 10). No stock options were granted under the 1999 Plan during the year ended December 31, 2001.

     Stock Option Exchange Program

     On July 3, 2001, the Company implemented a stock option exchange program in which employees were offered the opportunity to surrender stock options previously granted to them in exchange for new options to purchase an equal number of shares. Options to purchase 1,180,002 shares were surrendered under this program. The new options were granted on February 4, 2002, six months and one day after the date of cancellation. The exercise price of the new options was the closing market price of the Company's common stock on the date of grant. The exchange program was designed to comply with FIN No. 44 and did not result in any additional compensation charges or variable plan accounting. As a result of this program, the Company recorded a non-cash compensation charge of approximately $481,000 for the unrecognized compensation expense of certain options surrendered under the option exchange program, and reclassified approximately $2,452,000 from accrued stock compensation expense to additional paid in capital in the quarter ended September 30, 2001.

     Pro Forma Disclosures Under SFAS No. 123

     The per share weighted average fair value of stock options granted during the years ended December 31, 2000 and 1999 was between $0.74 and $3.17 and $9.70 and $13.00, respectively, on the date of grant using the Black Scholes option pricing model. No options were granted during the year ended December 31, 2001. The following weighted average assumptions were used: expected volatility of 75% in 2000 and 100% in 1999; expected dividend yield of 0% for all periods presented; risk-free interest rates of 6% for the year ended December 31, 2000 and 6.50% for the year ended December 31, 1999; and expected lives of 5 years for all periods presented.

     The Company applies APB Opinion No. 25 in accounting for its Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net losses would have increased to the pro forma amounts indicated below:

                                                                Year Ended December 31,
                                                          2001            2000            1999
                                                      -----------     ------------    ------------
Net loss applicable to common stock:
  As reported                                         $  (935,776)    $(16,920,560)   $(33,769,330)
  Pro forma net income (loss)                          (3,312,344)     (17,211,829)    (32,981,209)
  Basic net loss per common share as reported               (0.07)           (1.22)          (3.34)
  Basic net income (loss) per common share pro forma        (0.24)           (1.24)          (3.26)

     Stock option activity during the years ended December 31, 2001, 2000 and 1999 was as follows:

                                Number of       Price Per       Weighted Average
                                 Shares           Share          Exercise Price
                               ----------    ---------------    ----------------
Balance, December 31, 1998        192,280    $          1.30         $1.30
  Granted                       1,725,036      1.30 to 13.00          7.01
  Exercised                            --                 --            --
  Forfeited                       (28,958)     1.30 to 13.00          6.63
  Expired                              --                 --            --
                               ----------
Balance, December 31, 1999      1,888,358      1.30 to 13.00          6.43
  Granted                       1,610,504      1.00 to 5.375          2.90
  Exercised                       (24,463)              1.30          1.30
  Forfeited                    (1,383,333)     1.00 to 13.00          6.28
  Expired                              --                 --            --
                               ----------
Balance, December 31, 2000      2,091,066      1.00 to 13.00         $4.03
  Granted                              --                 --            --
  Exercised                            --                 --            --
  Forfeited                      (200,083)     1.75 to 13.00          5.03
  Cancelled                    (1,180,002)     1.75 to 13.00          2.87
  Expired                              --                 --            --
                               ----------
Balance, December 31, 2001        710,981    $1.30 to $13.00         $3.96
                               ==========

    Additional information with respect to outstanding options as of December 31, 2001 was as follows:

                            Options Outstanding             Options Exercisable
                   ------------------------------------     --------------------
                                    Weighted Average                     Average
                     Number           Remaining               Number    Exercise
    Prices         of Shares   Contractual Life (Years)     of Shares     Price
    ------         ---------   ------------------------     ---------   --------
$1.30 to $1.31      144,350              7.95                138,266     $ 1.31
          1.75       43,515              8.45                 16,420       1.75
 1.84 to  3.81      356,690              7.63                341,280       3.12
          4.50       83,526              8.26                 83,190       4.50
 4.88 to  8.13        1,675              7.67                    936       6.52
         13.00       81,225              7.36                 52,458      13.00
                    -------                                  -------
                    710,981              7.79                632,550     $ 3.69
                    =======                                  =======

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

     During the quarter ended September 30, 2000, a decision was made to stop publishing the print version of Green Magazine. Additionally, due to lower than expected traffic levels visiting GreenMagazine.com and continued negative operational cash flows, a revised operating plan was developed and GreenMagazine.com was incorporated into a channel of Bankrate.com. After evaluating the recoverability of the intangible asset, the Company recorded an impairment charge of approximately $476,000 to write the goodwill down to estimated fair value. In December 2000, GreenMagazine.com was shut down and the remaining goodwill of approximately $73,000 was written off. During the years ended December 31, 2000 and 1999, GreenMagazine.com had total revenue and total expenses of approximately $104,000 and $1,774,000, and $1,600 and $263,000,
respectively.

     On August 31, 2000, the Company shut down the operations of Consejero.com and sold certain of its assets including fixed assets, software licenses and other intangible assets, to Consejero Holdings, LLC for $41,800 in cash resulting in a loss of approximately $86,000. Additionally, the Company recorded approximately $193,000 in charges for severance and other related shut down costs, all of which was paid in 2000. During the years ended December 31, 2000 and 1999, Consejero.com had total revenue and total expenses of approximately $16,000 and $811,000, and $8,000 and $2,218,000, respectively.

     As more fully described in Note 6 below, in December 2000, the Company wrote off approximately $71,000 of impaired assets related to the sale of CPNet.com.

NOTE 6 - DIVESTITURES

     CPNet.com

     In January 1999, the Company acquired all of the assets of The College Press Network ("CPNet.com"), excluding cash and real or personal property leases, for $25,000 in cash and stock options. An additional payment of $25,000 was made to the sellers in January 2000. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $50,000) was recorded as goodwill and was being amortized over 5 years, the expected benefit period. The sellers were employed by the Company and were granted 30,000 options under the 1997 Equity Compensation Plan with an exercise price of $1.30 which vest over a 48-month period. Approximately $45,000 of compensation expense was amortized over the vesting period. CPNet.com's historical statements of operations were not material to the Company.

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

     During the years ended December 31, 2000 and 1999, CPNet.com had total revenue and total expenses of approximately $18,000 and $386,000, and $50,000 and $577,000, respectively.

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

     The total consideration paid in connection with the acquisition consisted of $290,000 in cash paid to the Pivot shareholders and a $4,350,000 five-year convertible subordinated note to Midland. The note bears interest at 10% and is due in one payment on August 20, 2004. Interest is due beginning on August 20, 2002 and thereafter every six months until conversion or payment in full. The note is convertible at any time by Midland into 625,000 shares of our common stock. The Company has the right to require conversion beginning any time after the earlier of (1) August 20, 2000 or (2) the date that the Company files a registration statement under the Securities Act of 1933, as amended (the "Act"), registering the conversion shares for sale under the Act; provided that, within the 55-day period immediately prior to the date the Company notifies Midland of the required conversion, the closing price of our common stock has been at least $10.00 per share for at least twenty consecutive trading days. The note was paid in full on February 22, 2002 (see Note 12).

     On July 14, 2000, the Company sold Pivot for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and Midland. In March 2001, the case was dismissed based on a technical deficiency. Management has excluded any costs contingent on the outcome of this litigation from the calculation of the gain on sale. Pivot's results of operations have been classified as discontinued operations in the accompanying consolidated statements of operations. The Company recorded a gain on the sale of $871,212 in the quarter ended September 30, 2000. The Company remained liable on the convertible subordinated note issued in connection with the Pivot acquisition (see Note 12).

     Summary operating results of discontinued operations were as follows:

                                                      Year Ended December 31,
                                                     2000               1999
                                                  -----------       -----------
Revenue                                           $   384,278       $   147,827
Marketing expenses                                   (320,880)         (619,560)
General and administrative expenses                (2,321,699)       (1,046,709)
Depreciation and amortization                        (128,031)         (151,914)
Goodwill amortization                                (832,182)         (469,436)
                                                  -----------       -----------
Operating loss                                     (3,218,514)       (2,139,792)
Interest income                                         3,937             4,095
                                                  -----------       -----------
Loss from discontinued operations                 $(3,214,577)      $(2,135,697)
                                                  ===========       ===========

NOTE 7 - FINANCIAL STATEMENT DETAILS

                       Furniture, Fixtures and Equipment-

Furniture, fixtures and equipment consisted of the following:

                                                             December 31,
                                                          2001          2000
                                                      -----------   -----------
Furniture and fixtures                                $   356,822   $   349,360
Computers and software, including assets under
  capital leases of $694,721 at December 31, 2001
  and 2000, respectively                                2,647,995     2,621,339
Equipment, including assets under capital lease
  of $17,950 at December 31, 2001
  and 2000, respectively                                  133,938       140,813
Leasehold improvements                                    160,701       160,701
Land                                                       63,354        63,354
                                                      -----------   -----------
                                                        3,362,810     3,335,567
Less accumulated depreciation and amortization,
  including amounts related to assets under capital
  leases of $664,436 and $465,001 at December 31,
  2001 and 2000, respectively                          (2,286,302)   (1,605,112)
                                                      -----------   -----------
                                                      $ 1,076,508   $ 1,730,455
                                                      ===========   ===========

Depreciation expense was $673,894, $811,497 and $474,423 for the years ended December 31, 2001, 2000 and 1999, respectively.

                 Intangible Assets-

Intangible assets consisted of the following:                December 31,
                                                         2001            2000
                                                      ---------       ---------
Trademarks and URL's                                  $ 136,811       $ 129,011
Other                                                   151,362         151,362
                                                      ---------       ---------
                                                        288,173         280,373
Less accumulated amortization                          (218,551)       (191,948)
                                                      ---------       ---------
                                                      $  69,622       $  88,425
                                                      =========       =========

Amortization expense was $26,603, $264,558 and $155,239 for the years ended December 31, 2001, 2000 and 1999, respectively.

                 Other Assets-

Other assets consisted of the following:                     December 31,
                                                         2001            2000
                                                       --------        --------
Restricted cash                                        $     --        $ 15,239
Computers and software deposits                          64,373          55,583
Other deposits                                           70,087          62,987
                                                       --------        --------
                                                       $134,460        $133,809
                                                       ========        ========

                 Other Accrued Expenses-

Other accrued expenses consisted of the following:            December 31,
                                                         2001           2000
                                                      ----------     ----------
Accrued payroll and related benefits                  $  326,032     $  379,389
Vacation                                                 207,395        146,275
Sales commissions                                        500,498        306,470
Marketing                                                161,611        334,807
Partner payments                                          90,447        136,613
Professional fees                                        148,919        234,032
Legal and other                                          436,590        478,650
                                                      ----------     ----------
                                                      $1,871,492     $2,016,236
                                                      ==========     ==========

NOTE 8 - INCOME TAXES

     The Company did not record any income tax expense or benefit for the years ended December 31, 2001, 2000 and 1999 due to the losses incurred.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

                                                 Year Ended December 31,
                                            2001           2000           1999
                                        ------------   ------------   ------------
Deferred tax assets:
Net operating loss carryforwards        $ 18,553,782   $ 16,666,480   $ 12,276,287
Intangible assets and other                  193,479        249,942        253,712
Allowance for doubtful accounts               55,677         75,260         88,431
Deferred compensation                             --        906,116        436,248
                                        ------------   ------------   ------------
      Total gross deferred tax assets     18,802,938     17,897,798     13,054,678
Less valuation allowance                 (18,703,924)   (17,833,626)   (12,984,981)
                                        ------------   ------------   ------------
      Net deferred tax assets                 99,014         64,172         69,697
Deferred Tax Liabilities:
Depreciation                                 (99,014)       (64,172)       (69,697)
                                        ------------   ------------   ------------
                                        $         --   $         --   $         --
                                        ============   ============   ============

     The valuation allowance for deferred tax assets as of December 31, 2001 and 2000 was $18,703,924 and $17,833,626, respectively. The net change in the total valuation allowance for the years ended December 31, 2001 and 1999 was an increase of $870,298 and $4,848,645, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     An increase in the gross deferred tax assets and the related valuation allowance was generated by net operating losses which are not currently useable. This increase generates the principal differences between the expected amounts of tax benefits computed by applying the statutory Federal income tax rate to the Company's loss before income taxes for the years ended December 31, 2001, 2000 and 1999. The Company recorded no tax benefit for these periods.

     At December 31, 2001, the Company had net operating loss carryforwards of approximately $47,991,000 which expire beginning in 2012 through 2021. The amount of net operating loss carryforwards may be limited if the Company has an ownership change.

NOTE 9 - RELATED PARTY TRANSACTIONS

     The Company leases office space in North Palm Beach, Florida from Bombay Holdings, Inc. ("Bombay"), which is wholly owned by Peter C. Morse ("Morse"), a director and 40% stockholder. Total rent paid to Bombay for the years ended December 31, 2001, 2000 and 1999 was approximately $298,000, $287,000 and
$266,000, respectively.

     During 2001 and 2000, the Company paid an outside director consulting fees of $40,000 and $12,000, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     Leases

     Bombay is wholly owned by Morse. The Company leases office space in North Palm Beach, Florida from Bombay on a month-to-month basis under the terms of lease agreements dated May 1, 1994, as amended July 28, 1998, and January 31, 1999. The lease requires the Company to pay a percentage of the common maintenance charges and lease payments are subject to an annual increase based on the consumer price index of the Fort Lauderdale/Miami region.

     The Company leases office space in New York City under the terms of a lease entered into on October 7, 1999 expiring September 30, 2006. Facilities leased in Los Angeles, California are on a month-to-month basis.

     Total rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $481,000, $563,000 and $486,000, respectively. During 2001 the Company also recorded sublease rental income of approximately $67,000 under the terms of a sublease agreement that expires on February 14, 2002.

     Future minimum lease payments under non-cancelable operating leases and future minimum capital lease payments as of December 31, 2001 were:

                                                         Operating      Capital
                                                          Leases         Leases
                                                         ---------      --------
Year Ending December 31,
------------------------
        2002                                              $160,163      $37,959
        2003                                               165,740        3,314
        2004                                               171,541           --
        2005                                               177,545           --
        2006                                               136,624           --
                                                          --------      -------
Total minimum lease payments                              $811,613       41,273
                                                          ========
Less amount representing interest at rates ranging
  from 3.94% to 23.23%                                                   (1,603)
                                                                        -------
Present value of net minimum capital lease payments                      39,670
Less current installments                                               (36,406)
                                                                        -------
Obligations under capital leases, excluding current
  installments, included in other liabilities                           $ 3,264
                                                                        =======

     Distribution Agreements

     The Company has various agreements with advertisers, content providers and other Web sites that require it to feature such parties exclusively in certain sections of its Web site.

     Legal Proceedings

     In September 1999, the Company entered into a lease agreement for a new office facility to be constructed in northern Palm Beach County, Florida. The Company provided to the developer a $300,000 letter of credit as a security deposit in cash. The lease provides an initial lease term of ten years commencing from the date of occupancy and includes two five-year renewal options. The annual base rent during the initial term ranges from $660,000 in the first two years to $760,000 in the final two years. The lease contemplated that occupancy would commence on September 15, 2000. In connection with the lease agreement, the Company also entered into an agreement with the developer to purchase an adjoining tract of land for $609,000. The Company paid a deposit of $60,000 to close the transaction no later than June 30, 2000, which is being held in escrow. Subsequent to a dispute with the developer with respect to the lease agreement and the agreement to purchase the adjacent tract, on August 3, 2000, the developer made demand on the bank that issued the letter of credit and the bank paid the developer the full $300,000 under the letter of credit. On August 14, 2000, the developer filed claims against the Company in Palm Beach County, Florida Circuit Court, alleging breach of contract under the lease agreement and the agreement to purchase the adjacent tract, and seeks damages in excess of $500,000 plus attorneys' fees and costs. The Company has filed counterclaims and intends to vigorously defend against both of these matters. While acknowledging the uncertainties of litigation, the Company believes that these matters will be resolved without a material adverse impact on the Company's financial position, results of operations or liquidity.

     On March 28, 2000, a purported class-action lawsuit was filed against the Company and others in the United States District Court for the Southern District of New York. The suit alleges that the Company violated federal securities laws by, among other things, selling securities pursuant to a defective registration statement, and misrepresenting and/or omitting material information concerning the Company's financial results for the quarter ended March 31, 1999, and other financial information, in the Company's registration statement filed with the Securities and Exchange Commission in connection with the Company's initial public offering. The action, which seeks an unspecified amount of money damages, was filed purportedly on behalf of all stockholders who purchased shares of the Company's common stock during the period from May 13, 1999, through March 27, 2000. The Company filed a motion to dismiss this complaint and, on March 28, 2001, the suit was dismissed with prejudice. On April 25, 2001, plaintiffs appealed the decision to dismiss the suit to the United States Court of Appeals for the Second Circuit. The appeal has been argued but a final decision has yet to be made. The Company intends to vigorously defend against the lawsuit. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity. Damages, if any, would be substantially covered by insurance.

     In July 2000, the Company sold its former wholly owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At December 31, 2001, the outcome of this matter was uncertain. The Company cannot estimate at this time, the amount of loss, if any, that could result from an adverse resolution of this litigation.

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

     On April 5, 2000, Jeffrey M. Cunningham was appointed to the Company's Board of Directors as non-executive chairman. In accordance with the terms of a Stock Purchase Plan and Subscription Agreement (the "Purchase Agreement") entered into on that date, Mr. Cunningham purchased 431,499 shares of the Company's common stock for $997,840 in cash (or $2.313 per share). The purchase price of the shares is equal to the closing price per share of the Company's common stock on April 5, 2000, as reported by the Nasdaq National Market. In addition, on April 5, 2000, Mr. Cunningham was granted stock options under the 1999 Equity Compensation Plan to purchase 141,905 shares of common stock at $4.50 per share and 125,622 shares at $3.75 per share. One-half of the options vest and become exercisable on March 31, 2001, and the balance vest and become exercisable in equal monthly installments commencing on April 30, 2001 and concluding on March 31, 2002. Mr. Cunningham resigned from the Board on June 19, 2001. The Company recognized compensation expense of approximately $108,000 for the nine months ended September 30, 2001. No further compensation expense related to these options was recognized after September 30, 2001.

     On April 27, 2000, Elisabeth DeMarse was elected to the Company's Board of Directors as well as elected President and Chief Executive Officer of the Company. Ms. DeMarse entered into an employment agreement with the Company on that date. Pursuant to the terms of her employment agreement, Ms. DeMarse is entitled to receive an annual base salary of $300,000 and a bonus of $100,000 payable in quarterly installments. The Company has agreed to provide other benefits, including $500,000 in term life insurance and participation in the Company's benefit plans available to other executive officers. Under the terms of the employment agreement, Ms. DeMarse agrees to assign to the Company all of her copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of her employment and for a period of one year thereafter, Ms. DeMarse agrees not to compete with the Company and not to recruit any of the Company's employees, unless the Company terminates her without cause or she resigns for good reason (as defined in the agreement). Upon Ms. DeMarse's termination of employment for certain reasons (i.e., without cause, disability, resignation for good reason, or a change of control), the Company agrees to pay her severance equal to 12 months' base salary, as well as reimburse her for health, dental and life insurance coverage premiums for one year after such termination. The agreement terminates on April 27, 2002, unless extended by the parties. The Company has proposed terms of a new employment arrangement with Ms. DeMarse and intends to negotiate such an arrangement based on that proposal. However, we can provide no assurance that we will be successful in doing so. Ms. DeMarse was previously granted options to purchase 541,936 shares of the Company's common stock under the Company's 1999 Equity Compensation Plan at $2.688 per share, the fair market value on the date of grant. The options vest over a 24-month period. Twenty five percent of the options vested six months from the date of grant. The remaining options vest in equal monthly installments over the following 18 months through the second anniversary of the date of grant. Ms. DeMarse surrendered all of these options and was granted options to purchase 541,936 shares at $0.85, the fair market value on February 4, 2002, the date of grant, in connection with the Company's stock option exchange program (see Note 5).

NOTE 11 - SEGMENT INFORMATION

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

     Although no one customer accounted for greater than 10% of total revenues for the years ended December 31, 2001, 2000 and 1999, the five largest customers accounted for approximately 19%, 21%, 14%, respectively, of total revenue for those periods. No revenues were generated outside of the United States.

     Summarized segment information as of December 31, 2001, 2000 and 1999, and for the years ended December 31, 2001, 2000 and 1999, respectively, is presented below.

                                                         Print
                                         Online       Publishing
                                       Publishing    and Licensing      Other         Total
                                      ------------   -------------   -----------   ------------
Year Ended December 31, 2001
Revenue                               $ 14,985,903    $ 3,271,223    $        --   $ 18,257,126
Cost of revenue                          3,268,528      2,173,529             --      5,442,057
                                      ------------    -----------    -----------   ------------
Gross margin                            11,717,375      1,097,694             --     12,815,069
                                      ------------    -----------    -----------   ------------
Sales                                    3,096,401             --             --      3,096,401
Marketing                                2,922,867             --             --      2,922,867
Product development                        969,970        415,702             --      1,385,672
General and administrative               4,524,035        987,537             --      5,511,572
Depreciation and amortization              490,348        210,149             --        700,497
Other income (expense), net                     --             --       (133,836)      (133,836)
                                      ------------    -----------    -----------   ------------
Segment profit (loss)                 $   (286,247)   $  (515,693)   $  (133,836)  $   (935,776)
                                      ============    ===========    ===========   ============
Total assets                          $  2,004,670    $   766,310    $ 9,755,032   $ 12,526,012
                                      ============    ===========    ===========   ============

                                                         Print
                                         Online       Publishing
                                       Publishing    and Licensing      Other          Total
                                      ------------   -------------   -----------   ------------
Year Ended December 31, 2000
Revenue                               $ 12,282,795    $ 2,921,970    $        --   $ 15,204,765
Cost of revenue                          7,114,258      1,982,885             --      9,097,143
                                      ------------    -----------    -----------   ------------
Gross margin                             5,168,537        939,085             --      6,107,622
                                      ------------    -----------    -----------   ------------
Sales                                    3,234,148             --             --      3,234,148
Marketing                                3,873,796             --             --      3,873,796
Product development                      1,364,953        584,980             --      1,949,933
General and administrative               6,840,083      1,627,196             --      8,467,279
Restructuring charge                            --             --      2,285,422      2,285,422
Depreciation and amortization              611,439        262,045             --        873,484
Goodwill amortization                      231,214             --             --        231,214
Other income (expense), net                     --             --        230,459        230,459
                                      ------------    -----------    -----------   ------------
Segment profit (loss)                  (10,987,096)    (1,535,136)    (2,054,963)   (14,577,195)
Discontinued operations                         --             --     (2,343,365)    (2,343,365)
                                      ------------    -----------    -----------   ------------
Net loss                              $(10,987,096)   $(1,535,136)   $(4,398,328)  $(16,920,560)
                                      ============    ===========    ===========   ============
Total assets                          $  2,714,672    $ 1,029,069    $ 8,890,649   $ 12,634,390
                                      ============    ===========    ===========   ============

                                                         Print
                                         Online       Publishing
                                       Publishing    and Licensing      Other          Total
                                      ------------   -------------   -----------   ------------
Year Ended December 31, 1999
Revenue                               $  8,496,905    $ 3,472,780    $        --   $ 11,969,685
Cost of revenue                          5,627,713      2,387,229             --      8,014,942
                                      ------------    -----------    -----------   ------------
Gross margin                             2,869,192      1,085,551             --      3,954,743
                                      ------------    -----------    -----------   ------------
Sales                                    3,017,231             --             --      3,017,231
Marketing                               16,459,113             --             --     16,459,113
Product development                      1,417,393        607,454             --      2,024,847
General and administrative               6,683,783      2,731,737             --      9,415,520
Depreciation and amortization              295,254        126,538             --        421,792
Goodwill amortization                      186,229             --             --        186,229
Other income (expense), net                     --             --     (1,782,644)    (1,782,644)
                                      ------------    -----------    -----------   ------------
Segment profit (loss)                  (25,189,811)    (2,380,178)    (1,782,644)   (29,352,633)
Discontinued operations                         --             --     (2,135,697)    (2,135,697)
                                      ------------    -----------    -----------   ------------
Net loss                              $(25,189,811)   $(2,380,178)   $(3,918,341)  $(31,488,330)
                                      ============    ===========    ===========   ============
Total assets                          $  4,861,765    $ 1,365,422    $26,372,389   $ 32,599,576
                                      ============    ===========    ===========   ============

NOTE 12 - SUBSEQUENT EVENT

     On February 6, 2002 the Company entered into a Termination Agreement and General Release (the "Agreement") with Reassure America Life Insurance Company ("REALIC"), successor by merger to Midland. Pursuant to the terms of the Agreement, REALIC agreed to full repayment of the $4,350,000 convertible subordinated note payable, including accrued interest, on February 22, 2002 for $3,400,000 in cash. The Company will record a gain on early extinguishment of debt of approximately $2,022,000 in the quarter ending March 31, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G(3) of the Form 10-K, the information relating to the directors of Bankrate, Inc., including directors who are executive officers of the Company, is set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 4A of this report.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934:
Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require Bankrate, Inc.'s directors and executive officers and any persons who own more than 10% of Bankrate, Inc.'s Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. with respect to their ownership of Bankrate, Inc.'s Common Stock. Directors, executive officers and persons owning more than 10% of Bankrate, Inc.'s Common Stock are required by Securities and Exchange Commission regulations to furnish Bankrate, Inc. with copies of all
Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, Bankrate, Inc. believes that during fiscal 2001, all filing requirements applicable to its directors and executive officers were complied with in a timely manner. Bankrate, Inc. is not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of the Company's Common Stock.

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

     (3) Exhibits.

     The exhibits to this report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are incorporated by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

3.1    Amended and Restated Articles of Incorporation. (1)

3.2    Articles of Amendment to Amended and Restated Articles of Incorporation. (5)

3.3    Amended and Restated Bylaws (1)

4.1    See exhibits 3.1 and 3.3 for provisions of the Amended and Restated
       Articles of Incorporation and Amended and Restated Bylaws of the registrant defining rights of the holders of common stock of the registrant.

4.2    Specimen Stock Certificate (8)

10.1   Lease Agreement dated May 1, 1994, between the registrant and Bombay
       Holdings, Inc., as amended (1)

10.2   Lease Agreement dated October 6, 1997, between the registrant and Bombay
       Holdings, Inc.(1)

10.3   Lease Agreement dated January 31, 1999, between the registrant and Bombay
       Holdings, Inc.(1)

10.4 Professional Employer Agreement dated February 25, 1999, between the registrant and Vincam Human Resources, Inc.(1)

10.5   ilife.com, Inc. 1997 Equity Compensation Plan.(1) *

10.6   ilife.com, Inc. 1999 Equity Compensation Plan.(1) *

10.7   Form of Stock Option Agreement under the 1997 Equity Compensation
       Plan.(1) *

10.8 Promissory Note, dated March 9, 1999, executed by the registrant and payable to Antares Capital Fund II Limited Partnership.(1)

10.9 Cancellation and Stock Repurchase Agreement, dated as of March 10, 1999, by the registrant in favor of William P. Anderson, III.(1) *

10.10 Agreement of Cancellation and Release, dated as of March 10, 1999, between the registrant and William P. Anderson, III.(1) *

10.11 Incentive Stock Option Grant Agreement, dated as of March 10, 1999, between the registrant and William P. Anderson, III.(1) *

10.12 Executive Employment Agreement, dated as of March 10, 1999, between ilife.com and William P. Anderson, III.(1) *

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

10.15 Lease Agreement dated September 27, 1999 between WK3 Investors, LTD and registrant. (4)

10.16 Purchase and Sale Agreement dated September 27, 1999 by and between registrant and Workplace Holdings, LTD. (4)

10.17  Stock Purchase Plan and Subscription Agreement, dated April 5, 2000, between Jeffrey
       Cunningham and ilife.com, Inc. (6)

10.18  Stock Option Grant to Jeffrey Cunningham dated April 5, 2000 under the ilife.com, Inc.
       1999 Equity Compensation Plan for 125,622 shares of common stock. (6) *

10.19  Stock Option Grant to Jeffrey Cunningham dated April 5, 2000 under the ilife.com, Inc.
       1999 Equity Compensation Plan for 141,905 shares of common stock. (6) *

10.20  Executive Employment Agreement dated April 27, 2000 between Elisabeth DeMarse and ilife.com, Inc. (6) *

10.21  Stock Option Grant to Elisabeth DeMarse dated April 27, 2000 under the ilife.com,
       Inc. 1999 Equity Compensation Plan for 541,936 shares of common stock. (6) *

10.22  Asset Sale and Assignment Agreement dated May 17, 2000 between ilife.com, Inc. and
       Colleges.com, Inc. (6)

10.23  Stock Purchase Agreement dated July 14, 2000 by and between ilife.com, Inc. and Signet
       Insurance Services, Inc. (7)

10.24  Termination Agreement and General Release dated February 6, 2002 by and between Bankrate, Inc.
       and Reassure America Life Insurance Company and Gunster, Yoakley & Stewart, P.A., soley as escrow agent. +

10.25  Cancellation and Indemnification of Lost Promissory Note dated February 22, 2002 by and between
       Bankrate, Inc. and Reassure America Life Insurance Company +

23.1   Consent of KPMG LLP. +

+   Filed herewith.

(1) Incorporated by reference to the exhibit filed in response to Item 16(a), "Exhibits" of the registrant's Registration Statement on Form S-1 (File No. 333-74291) declared effective on May 13, 1999.

(2) Incorporated by reference to Exhibit 2.1 included with the registrant's Current Report on Form 8-K filed on August 27, 1999.

(3) Incorporated by reference to Exhibit 2.1 included with the registrant's Current Report on Form 8-K filed on September 10, 1999.

(4)  Incorporated by reference to Exhibits filed in response to Item 14. (A)
     (3), "Exhibits" included with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended, filed on March 29, 2000.

(5) Incorporated by reference to Exhibit 2.2 included with the registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2000 filed on November 13, 2000.

(6) Incorporated by reference to Exhibits filed in response to Item 6.(a), "Exhibits" included with the registrant's Quarterly Report on Form 10-Q for the Quarterly period ending June 30, 2000 filed on August 14, 2000.

(7) Incorporated by reference to Exhibit 2.1 included with the registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2000 filed on November 13, 2000.

(8)  Incorporated by reference to Exhibits filed in response to Item 14. (A)
     (3), "Exhibits" included with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 27, 2001.

(B)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th day of March, 2002.

                               BANKRATE, INC.


                               By: /s/Elisabeth DeMarse

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

   Signature                               Title                       Date


/s/Elisabeth DeMarse           President and                      March 29, 2002
------------------------       Chief Executive Officer
Elisabeth DeMarse              (Principal Executive Officer)


/s/ Robert J. DeFranco         Senior Vice President              March 29, 2002
------------------------       Chief Financial Officer
Robert J. DeFranco


/s/ G. Cotter Cunningham       Senior Vice President              March 29, 2002
------------------------       Chief Operating Officer
G. Cotter Cunningham


/s/ Bruns H.  Grayson          Director                           March 29, 2002
------------------------
Bruns H. Grayson


/s/ William C. Martin          Director                           March 29, 2002
------------------------
William C. Martin


/s/ Peter C. Morse             Director                           March 29, 2002
------------------------
Peter C. Morse


/s/ Robert P. O'Block          Director                           March 29, 2002
------------------------
Robert P. O'Block


/s/ Randall E. Poliner         Director                           March 29, 2002
------------------------
Randall E. Poliner