Form 10-Q
period 2002-03-31
BANKRATE INC
filed 2002-05-13
CIK 1080866

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File No. 0-25681

Bankrate, Inc.
(Exact name of registrant as specified in Its charter)

Florida	65–0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11811 U.S. Highway One, Suite 101 North Palm Beach, Florida	33408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 630-2400

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes     ✓     No

The number of outstanding shares of the issuer’s common stock as of April 30, 2002 was as follows: 13,996,950 shares of Common Stock, $.01 par value.

Bankrate, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002

Introductory Note

This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For information concerning these factors and related matters, see “Forward-Looking Statements” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”): (a) “Risk Factors” in Item 1, “Business,” and (b) “Forward-Looking Statements” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Part I.    FINANCIAL INFORMATION

Item 1.     INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Bankrate, Inc.
Condensed Balance Sheets
(Unaudited)

	March 31, 2002	December 31, 2001
Assets
Cash and cash equivalents	$6,509,840	$9,755,032
Accounts receivable, net of allowance for doubtful accounts of $140,000 at
March 31, 2002 and December 31, 2001	1,638,295	1,259,256
Other current assets	248,008	231,134

Total current assets	8,396,143	11,245,422

Furniture, fixtures and equipment, net	1,013,960	1,076,508
Intangible assets, net	62,812	69,622
Other assets	345,143	134,460

Total assets	$9,818,058	$12,526,012

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$746,425	$699,054
Other accrued expenses	1,799,443	1,871,492
Accrued interest	—	217,500
Deferred revenue	344,386	347,869
Current portion of obligations under capital leases	15,048	36,406
Other current liabilities	217,645	207,952

Total current liabilities	3,122,947	3,380,273

10% convertible subordinated note payable	—	4,350,000
Accrued interest	—	810,363
Other liabilities	1,276	3,264

Total liabilities	3,124,223	8,543,900

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share—100,000,000 shares authorized;
13,996,950 shares issued and outstanding	139,969	139,969
Additional paid in capital	63,931,555	63,931,555
Accumulated deficit	(57,377,689)	(60,089,412)

Total stockholders’ equity	6,693,835	3,982,112

Total liabilities and stockholders’ equity	$9,818,058	$12,526,012

See accompanying notes to condensed financial statements.

Bankrate, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue:
Online publishing	$4,712,969	$3,960,916
Print publishing and licensing	923,949	784,759

Total revenue	5,636,918	4,745,675

Cost of revenue:
Online publishing	882,097	948,361
Print publishing and licensing	671,763	525,488

Total cost of revenue	1,553,860	1,473,849

Gross margin	4,083,058	3,271,826

Operating expenses:
Sales	850,884	858,533
Marketing	923,595	1,081,391
Product development	329,880	366,107
General and administrative expenses	1,134,227	1,387,623
Depreciation and amortization	143,707	194,465

	3,382,293	3,888,119

Income (loss) from operations	700,765	(616,293)

Other income (expense), net	(10,834)	(8,375)
Gain on early extinguishment of debt	2,021,792	—

Income (loss) before income taxes	2,711,723	(624,668)
Income taxes	—	—

Net income (loss)	$2,711,723	$(624,668)

Basic and diluted net income (loss) per share	$0.19	$(0.04)

Weighted average common shares outstanding:
Basic	13,996,950	13,996,950
Diluted	14,066,486	13,996,950

See accompanying notes to condensed financial statements.

Bankrate, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$2,711,723	$(624,668)

Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Gain on early extinguishment of debt	(2,021,792)	—
Depreciation and amortization	143,707	194,465
Provision for doubtful accounts	—	14,829
Noncash stock compensation	—	166,824
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(379,039)	(255,139)
(Increase) decrease in other assets	(227,558)	235,453
Increase (decrease) in accounts payable	47,371	(235,967)
(Decrease) in accrued expenses	(71,034)	(225,349)
Increase in other current liabilities	53,622	134,270
(Decrease) in deferred revenue	(3,483)	(130,598)

Total adjustments	(2,458,206)	(101,212)

Net cash provided by (used in) operating activities	253,517	(725,880)

Cash flows from investing activities:
Purchases of equipment	(75,363)	(5,933)

Net cash used in investing activities	(75,363)	(5,933)

Cash flows from financing activities:
Principal payments on capital lease obligations	(23,346)	(59,559)
Repayment of 10% convertible subordinated note payable	(3,400,000)	—

Net cash used in financing activities	(3,423,346)	(59,559)

Net decrease in cash and cash equivalents	(3,245,192)	(791,372)
Cash and equivalents, beginning of period	9,755,032	8,890,649

Cash and equivalents, end of period	$6,509,840	$8,099,277

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,111	$13,970

See accompanying notes to condensed financial statements.

BANKRATE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION AND ACCOUNTING POLICIES

The Company

Bankrate, Inc. (the “Company”) owns and operates an Internet-based consumer banking marketplace. The Company’s flagship Web site, Bankrate.com, is the Web’s leading aggregator of information on over 100 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company is organized under the laws of the state of Florida.

The Company has incurred net losses in each of its last six fiscal years and had an accumulated deficit of approximately $57 million as of March 31, 2002. The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, the Company has substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. The Company has also reduced employment levels of continuing operations and consolidated its physical locations. In February 2002, the Company completed the early repayment of its $4,350,000 convertible subordinated note payable, including accrued interest, for $3,400,000 (see Note 5). Based on these actions and the Company’s current plan, the Company believes its existing capital resources will be sufficient to satisfy its cash requirements into 2003. However, there are no assurances that such actions will ensure cash sufficiency through 2003 or that reducing marketing or other expenses will not curtail revenue growth.

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

Further, due to the legal matters discussed in Note 3 below, which the Company is vigorously defending, management could be required to spend significant amounts of time and resources defending these matters, which may impact the operations of the Company.

Basis of Presentation

The unaudited interim condensed financial statements for the three months ended March 31, 2002 and 2001 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001, respectively. The results for the three months ended March 31, 2002 are unaudited and are not necessarily indicative of the expected results for the full year or any future period.

The unuaudited condensed financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2001 10-K.

Barter Revenue

Online publishing revenue includes barter revenue, which represents the exchange by the Company of advertising space on the Company’s Web site for reciprocal advertising space on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force (“EITF”) 99-17, “Accounting for Advertising Barter Transactions.” In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company’s Web site. Barter expense is recognized when the Company’s advertisements are run on the other companies’ Web sites, which is typically in the same period in which barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering its advertising impressions, a liability is recorded. If the Company delivers its advertising impressions to the customer’s Web site prior to receiving the advertising impressions, a prepaid expense is recorded. At December 31, 2001, the Company recorded prepaid expenses of approximately $8,000 for barter advertising to be received. At March 31, 2002 the Company recorded a liability of approximately $15,000 for barter revenue to be recognized. Barter revenue was approximately $855,000 and $873,000, and represented approximately 15% and 18% of total revenue, respectively, for the three months ended March 31, 2002 and 2001.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution, under the treasury stock method, that could occur if options or other contracts to issue common stock were exercised or converted into common stock.

The weighted average number of common shares outstanding used in computing diluted net income per share for the three months ended March 31, 2002 includes the shares resulting from the dilutive effect of outstanding stock options. For the three months ended March 31, 2001, approximately 2,062,000 shares attributable to the exercise of outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 141 became effective immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 became effective January 1, 2002.

Furthermore, any goodwill and intangible assets determined to have indefinite useful lives acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized until the adoption of SFAS No. 142. SFAS No. 141 requires upon adoption of SFAS No.142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. Any impairment loss is measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. The adoption of SFAS No. 142 at January 1, 2002 did not result in any impairment adjustment.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. While SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and, when adopted on January 1, 2002, did not have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Among other things, SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses From Extinguishment of Debt”, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company adopted SFAS 145 on January 1, 2002 and complied with its provisions when recording the gain on the early repayment of its $4,350,000 10% convertible subordinated note payable. See Note 5 below.

NOTE 2—SEGMENT INFORMATION

The Company currently operates in two reportable business segments: online publishing, and print publishing and licensing. The online publishing division is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with the Company’s Internet site, Bankrate.com. The print publishing and licensing division is primarily engaged in the sale of advertising in the Consumer Mortgage Guide rate tables, newsletter subscriptions, and licensing of research information. The Company evaluates the performance of its operating segments based on segment profit (loss).

Although no one customer accounted for greater than 10% of total revenues for the three months ended March 31, 2002 and 2001, the five largest customers accounted for approximately 21% and 23%, respectively, of total revenue for those periods. No revenues were generated outside of the United States.

Summarized segment information as of March 31, 2002 and 2001, and for the three months ended March 31, 2002 and 2001, is presented below.

	Online Publishing	Print Publishing and Licensing	Other		Total
Three Months Ended March 31, 2002
Revenue	$4,712,969	$923,949	$—		$5,636,918
Cost of revenue	882,097	671,763	—		1,553,860
Gross margin	3,830,872	252,186	—		4,083,058
Sales	850,884	—	—		850,884
Marketing	923,595	—	—		923,595
Product development	230,916	98,964	—		329,880
General and administrative expenses	948,315	185,912	—		1,134,227
Depreciation and amortization	100,595	43,112	—		143,707
Other income (expense), net	—	—	2,010,958	(A)	2,010,958

Segment profit	$776,567	$(75,802)	$2,010,958		$2,711,723

Total assets	$2,561,497	$746,721	$6,509,840		$9,818,058

	Online Publishing	Print Publishing and Licensing	Other		Total
Three Months Ended March 31, 2001
Revenue	$3,960,916	$784,759	$—		$4,745,675
Cost of revenue	948,361	525,488	—		1,473,849
Gross margin	3,012,555	259,271	—		3,271,826
Sales	858,533	—	—		858,533
Marketing	1,081,391	—	—		1,081,391
Product development	256,275	109,832	—		366,107
General and administrative expenses	1,158,162	229,461	—		1,387,623
Depreciation and amortization	136,125	58,340	—		194,465
Other income (expense), net	—	—	(8,375)		(8,375)

Segment profit (loss)	$(477,931)	$(138,362)	$(8,375)		$(624,668)

Total assets	$2,794,572	$763,343	$8,099,277		$11,657,192

(A)	Includes gain on early extinguishment of debt of approximately $2,022,000 resulting from the early repayment of the Company’s $4,350,000 10% convertible subordinated note payable. See Note 5 below.

NOTE 3—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In September 1999, the Company entered into a lease agreement for a new office facility to be constructed in northern Palm Beach County, Florida. The Company provided to the developer a $300,000 letter of credit as a security deposit in cash. The lease provided for an initial lease term of ten years commencing from the date of occupancy and included two five-year renewal options. The annual base rent during the initial term ranged from $660,000 in the first two years to $760,000 in the final two years. The lease contemplated that occupancy would commence on September 15, 2000. In connection with the lease agreement, the Company also entered into an agreement with the developer to purchase an adjoining tract of land for $609,000. The Company paid a deposit of $60,000 to close the transaction no later than June 30, 2000, which was being held in escrow. Subsequent to a dispute with the developer with respect to the lease agreement and the agreement to purchase the adjacent tract, on August 3, 2000, the developer made demand on the bank that issued the letter of credit and the bank paid the developer the full $300,000 under the letter of credit. The Company recorded a charge to operations of $300,000 in the quarter ended September 30, 2000. On August 14, 2000, the developer filed claims against the Company in Palm Beach County, Florida Circuit Court, alleging breach of contract under the lease agreement and the agreement to purchase the adjacent tract, seeking damages in excess of $500,000 plus attorneys’ fees and costs. The Company filed counterclaims and intended to vigorously defend against both of the developer’s claims. These matters were settled in April 2002. Under the terms of the settlement, the developer returned the $60,000 escrow deposit with interest and the parties’ claims were dismissed with prejudice.

On March 28, 2000, a purported class-action lawsuit was filed against the Company and others in the United States District Court for the Southern District of New York. The suit alleges that the Company violated federal securities laws by, among other things, selling securities pursuant to a defective registration statement, and misrepresenting and/or omitting material information concerning the Company’s financial results for the quarter ended March 31, 1999, and other financial information, in the Company’s registration statement filed with the Securities and Exchange Commission in connection with the Company’s initial public offering. The action, which seeks an unspecified amount of money damages, was filed purportedly on behalf of all stockholders who purchased shares of the Company’s common stock during the period from May 13, 1999, through March 27, 2000. The Company filed a motion to dismiss this complaint and, on March 28, 2001, the suit was dismissed with prejudice. On April 25, 2001, plaintiffs appealed the decision to dismiss the suit to the United States Court of Appeals for the Second Circuit. The appeal has been argued but a final decision has yet to be made. The Company intends to vigorously defend against the lawsuit. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. Damages, if any, would be substantially covered by insurance.

In July 2000, the Company sold its former wholly owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At March 31, 2002, the outcome of this matter was uncertain. The Company cannot estimate at this time, the amount of loss, if any, that could result from an adverse resolution of this litigation.

NOTE 4—STOCK OPTION EXCHANGE PROGRAM

On July 3, 2001, the Company implemented a stock option exchange program in which employees were offered the opportunity to surrender stock options previously granted to them in exchange for new options to purchase an equal number of shares. Options to purchase 1,180,002 shares were surrendered under this program. The new options were granted on February 4, 2002, six months and one day after the date of cancellation. The exercise price of the new options was $0.85, the closing market price of the Company’s common stock on the date of grant. The exchange program was designed to comply with FIN No. 44 and did not result in any additional compensation charges or variable plan accounting. As a result of this program, the Company recorded a non-cash compensation charge of approximately $481,000 for the unrecognized compensation expense of certain options surrendered under the option exchange program, and reclassified approximately $2,452,000 from accrued stock compensation expense to additional paid in capital, in the quarter ended September 30, 2001.

NOTE 5—LONG-TERM DEBT

On February 6, 2002 the Company entered into a Termination Agreement and General Release (the “Agreement”) with Reassure America Life Insurance Company (“REALIC”), successor by merger to The Midland Life Insurance Company, holder of the $4,350,000 10% convertible subordinated note payable. Pursuant to the terms of the Agreement, REALIC agreed to full repayment of the note, including accrued interest, on February 22, 2002 for $3,400,000 in cash. The Company recorded a gain on early extinguishment of debt of approximately $2,022,000 in the quarter ended March 31, 2002.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying interim condensed financial statements, as well as the financial statements and related notes included in our 2001 10-K.

Overview

The Company owns and operates an Internet-based consumer banking marketplace. Our flagship Web site, Bankrate.com, is the Web’s leading aggregator of information on over 100 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications.

We believe that the recognition of our research as a leading source of independent, objective information on banking and credit products is essential to our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are seeking to build greater brand awareness of our Web site and to reach a greater number of online users.

Recent Developments

On July 3, 2001, the Company implemented a stock option exchange program in which employees were offered the opportunity to surrender stock options previously granted to them in exchange for new options to purchase an equal number of shares. Options to purchase 1,180,002 shares were surrendered under this program. The new options were granted on February 4, 2002, six months and one day after the date of cancellation. The exercise price of the new options was $0.85, the closing market price of the Company’s common stock on the date of grant. The exchange program was designed to comply with FIN No. 44 and did not result in any additional compensation charges or variable plan accounting. As a result of this program, the Company recorded a non-cash compensation charge of approximately $481,000 for the unrecognized compensation expense of certain options surrendered under the option exchange program, and reclassified approximately $2,452,000 from accrued stock compensation expense to additional paid in capital, in the quarter ended September 30, 2001.

On February 6, 2002 the Company entered into a Termination Agreement and General Release (the “Agreement”) with Reassure America Life Insurance Company (“REALIC”), successor by merger to The Midland Life Insurance Company, holder of the $4,350,000 10% convertible subordinated note payable. Pursuant to the terms of the Agreement, REALIC agreed to full repayment of the note, including accrued interest, on February 22, 2002 for $3,400,000 in cash. The Company recorded a gain on early extinguishment of debt of approximately $2,022,000 in the quarter ended March 31, 2002.

Overview of Revenue and Expenses

The following is our analysis of the results of operations for the periods covered by our condensed financial statements, including a discussion of the accounting policies and practices (revenue recognition) that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our condensed financial statements, including the related notes. See “Results of Operations and Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2001 10-K for additional information concerning the revenue and expense components of our online and print publishing operations.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenue

Online Publishing Revenue

Online publishing revenue reflects the sale of graphic advertisements to advertisers on a cost per thousand impressions, or CPM, basis, and on a “per action” basis when a visitor to our Web site transacts with one of our advertisers after viewing an advertisement. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites principally hosted by us. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site and the allocated revenues are shared according to distribution agreements. We also sell hyperlinks to various third-party Internet sites that generate a fixed monthly fee. Online publishing revenue also includes barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. Barter revenue was approximately $855,000 and $873,000, and represented approximately 15% and 18% of total revenue, respectively, for the three months ended March 31, 2002 and 2001.

Excluding barter revenue, online publishing revenue of $3,858,000 for the three months ended March 31, 2002 was $770,000, or 25%, higher than the $3,088,000 reported for the same period in 2001. This increase was due primarily to hyperlink sales, which were $792,000, or 85%, higher in 2002 compared to 2001, as the number of hyperlink advertisers reached a high of 340 during the quarter ended March 31, 2002, up 39% from the same quarter in 2001.

A majority of our advertising customers purchase advertising under short-term contracts. Customers have the ability to stop, and have stopped, advertising on relatively short notice. Online publishing revenue would be adversely impacted if we were not able to renew contracts with existing customers or obtain new customers. The market for Internet advertising is intensely competitive and has recently experienced a significant downturn in demand that could impact advertising rates. Future revenue could be adversely affected if we were forced to reduce our advertising rates or if we were to experience lower CPM’s.

Online publishing revenue is expected to decline slightly and thereafter remain relatively flat for the remainder of 2002, since our first calendar quarter has historically been our highest in terms of advertising views.

Print Publishing and Licensing Revenue

Print publishing and licensing revenue represents advertising revenue from the sale of advertising in our Consumer MortgageGuide rate tables, newsletter subscriptions, and licensing of research information. We also earn fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters and from providing rate surveys to institutions and government agencies. In addition, we license research data under agreements that permit the use of rate information we develop to advertise the licensee’s products in print, radio, television and Web site promotions.

Print publishing and licensing revenue for the quarter ended March 31, 2002 increased $139,000, or 18%, over the comparable period in 2001 due primarily to a $176,000, or 33%, increase in Consumer Mortgage Guide revenue. This increase was a result of declining interest rates during the fourth quarter of 2001 and into the first quarter of 2002 that sustained the refinance markets, causing more advertisers to publish their rates.

Cost of Revenue

Online Publishing Costs

Online publishing costs represent expenses directly associated with the creation of online publishing revenue. These costs include contractual revenue-sharing obligations resulting from our distribution arrangements (distribution payments), editorial costs, research costs and allocated overhead.

Online publishing costs for the three months ended March 31, 2002 declined 7% from the comparable period in 2001 and, as a percentage of online publishing revenue excluding barter, dropped from 31% to 23%. These decreases are attributable to an 11% reduction in full-time equivalent headcount and a $154,000, or 39%, decrease in revenue sharing payments resulting from terminating unprofitable distribution agreements.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses directly associated with print publishing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Consumer Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs vary proportionately with the related revenues and increased $146,000, or 28%, for the three months ended March 31, 2002 compared to 2001. Revenue sharing payments accounted for the majority of this variance. Print publishing and licensing costs were 73% and 67% of print publishing and licensing revenue for the three months ended March 31, 2002 and 2001, respectively. This increase was a result of lower licensing and print publications revenue due to fewer Internet-based licensees and subscribers’ ability to access data online.

Other Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead. Sales costs for the quarter ended March 31, 2002 were essentially flat compared to the same quarter in 2001 due to the favorable impact of headcount reductions in 2002, offset by higher marketing and consulting costs.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include print and Internet advertising and marketing and promotion costs. Marketing costs also include barter expense, which represents the cost of our advertisements that are run on other companies’ Web sites in our barter transactions. Barter expense was $878,000 and $986,000 for the quarters ended March 31, 2002 and 2001, respectively. Excluding barter expense, marketing expenses for the quarter ended March 31, 2002 were $50,000, or 52%, lower than the comparable quarter in 2001. This decline is a direct result of our strategic initiatives to control costs.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming and other technology costs. Product development costs for the three months ended March 31, 2002 were $36,000, or 10%, lower than the same three months in 2001 due primarily to lower personnel costs.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. General and administrative expenses for the quarter ended March 31, 2002 were $253,000, or 18%, lower than the comparable quarter in 2001. As a percentage of total revenue excluding barter, general and administrative expenses were 24% in 2002 compared to 34% in 2001. These declines are a result of lower insurance and telecommunication costs in line with our initiatives to control costs. Additionally, non-cash stock compensation expense was approximately $158,000 for the three months ended March 31, 2001 compared to $0 for the same period in 2002.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2002 was down $51,000, or 26%, from the comparable period in 2001 due to the expiration of lease terms on certain capital lease assets.

Gain on Early Extinguishment of Debt

On February 6, 2002 we entered into a Termination Agreement and General Release (the “Agreement”) with Reassure America Life Insurance Company (“REALIC”), successor by merger to The Midland Life Insurance Company, holder of the $4,350,000 10% convertible subordinated note payable. Pursuant to the terms of the Agreement, REALIC agreed to full repayment of the note, including accrued interest, on February 22, 2002 for $3,400,000 in cash. We recorded a gain on early extinguishment of debt of approximately $2,022,000 in the quarter ended March 31, 2002.

Liquidity and Capital Resources

In the past, we were funded with capital raised from stockholders and from the proceeds of our initial public offering in May 1999. Currently, our principal source of liquidity is the cash and cash equivalents generated by our operations. As of March 31, 2002, we had working capital of $5,273,000, and our primary commitments were approximately $853,000 in operating and capital lease payments over the next five years, as well as capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $3,200,000 through December 31, 2002. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or off balance sheet arrangements. The early repayment of our $4,350,000 10% convertible subordinated note, including accrued interest, for $3,400,000 in cash will save us approximately $3,125,000 in principal and interest between August 2002 and August 20, 2004, the original maturity date.

During the three months ended March 31, 2002 we generated $254,000 of net cash from operating activities. Our net income of $2,712,000 was adjusted for non-cash charges of $143,000, the gain on early extinguishment of debt of $2,022,000 and a net negative change in the components of working capital of $580,000. During the three months ended March 31, 2001, net cash of $726,000 was used in operating activities primarily for funding the normal operating business activities.

Net cash used in financing activities for the three months ended March 31, 2002 represented principal payments on our capital leases and the early repayment of our $4,350,000 10% convertible subordinated note, including accrued interest, for $3,400,000 in cash. Net cash provided by financing activities in 2001 consisted of principal payments on our capital leases.

We have incurred net losses in each of our last six fiscal years and had an accumulated deficit of approximately $57 million as of March 31, 2002. We are working to manage our cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, we have substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. We also reduced employment levels of continuing operations and consolidated our physical locations. Based on these actions and our current plan, we believe our existing capital resources will be sufficient to satisfy our cash requirements into 2003. However, there are no assurances that such actions will ensure cash sufficiency through 2003 or that reducing marketing or other expenses will not curtail revenue growth.

We may consider additional options, which include, but are not limited to, the following: forming strategic partnerships or alliances; considering other strategic alternatives, including a merger or sale of the Company, or an acquisition; or raising new debt and/or equity capital. There can be no assurance that we will be able to raise any funds or realize its strategic alternatives on favorable terms or at all.

Further, due to the legal matters discussed in Note 3 to the condensed financial statements included herein, and in Part II, Item 1., Legal Proceedings, which we are vigorously defending, management could be required to spend significant amounts of time and resources defending these matters, which may impact the operations of the Company.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of March 31, 2002, all of our cash equivalents mature in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Part II—OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

In September 1999, we entered into a lease agreement for a new office facility to be constructed in northern Palm Beach County, Florida. We provided to the developer a $300,000 letter of credit as a security deposit in cash. The lease provided for an initial lease term of ten years commencing from the date of occupancy and included two five-year renewal options. The annual base rent during the initial term ranged from $660,000 in the first two years to $760,000 in the final two years. The lease contemplated that occupancy would commence on September 15, 2000. In connection with the lease agreement, we also entered into an agreement with the developer to purchase an adjoining tract of land for $609,000. We paid a deposit of $60,000 to close the transaction no later than June 30, 2000, which was being held in escrow. Subsequent to a dispute with the developer with respect to the lease agreement and the agreement to purchase the adjacent tract, on August 3, 2000, the developer made demand on the bank that issued the letter of credit and the bank paid the developer the full $300,000 under the letter of credit. The Company recorded a charge to operations of $300,000 in the quarter ended September 30, 2000. On August 14, 2000, the developer filed claims against the Company in Palm Beach County, Florida Circuit Court, alleging breach of contract under the lease agreement and the agreement to purchase the adjacent tract, seeking damages in excess of $500,000 plus attorneys’ fees and costs. The Company filed counterclaims and intended to vigorously defend against both of the developer’s claims. These matters were settled in April 2002. Under the terms of the settlement, the developer returned the $60,000 escrow deposit with interest and the parties’ claims were dismissed with prejudice.

On March 28, 2000, a purported class-action lawsuit was filed against the Company and others in the United States District Court for the Southern District of New York. The suit alleges that we violated federal securities laws by, among other things, selling securities pursuant to a defective registration statement, and misrepresenting and/or omitting material information concerning our financial results for the quarter ended March 31, 1999, and other financial information, in our registration statement filed with the Securities and Exchange Commission in connection with our initial public offering. The action, which seeks an unspecified amount of money damages, was filed purportedly on behalf of all stockholders who purchased shares of our common stock during the period from May 13, 1999, through March 27, 2000. We filed a motion to dismiss this complaint and, on March 28, 2001, the suit was dismissed with prejudice. On April 25, 2001, plaintiffs appealed the decision to dismiss the suit to the United States Court of Appeals for the Second Circuit. The appeal has been argued but a final decision has yet to be made. We intend to vigorously defend against the lawsuit. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our financial position, results of operations or liquidity. Damages, if any, would be substantially covered by insurance.

In July 2000, we sold our former wholly owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, we agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At March 31, 2002, the outcome of this matter was uncertain. We cannot estimate at this time, the amount of loss, if any, that could result from an adverse resolution of this litigation.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1 Executive Employment Agreement dated April 27, 2002 between Elisabeth DeMarse and Bankrate, Inc.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Dated: May 13, 2002	By:	/S/ ROBERT J. DEFRANCO
Robert J. DeFranco Senior Vice President Chief Financial Officer