Form 10-Q
period 2002-06-30
BANKRATE INC
filed 2002-08-12
CIK 1080866

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File No. 0-25681

(Exact name of registrant as specified in its charter)

Florida	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11811 U.S. Highway One, Suite 101 North Palm Beach, Florida	33408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 630-2400

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

The number of outstanding shares of the issuer’s common stock as of July 31, 2002 was as follows: 13,996,950 shares of Common Stock, $.01 par value.

Bankrate, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002

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

Bankrate, Inc.
Condensed Balance Sheets
(Unaudited)

	June 30, 2002	December 31, 2001
Assets
Cash and cash equivalents	$7,309,975	$9,755,032
Accounts receivable, net of allowance for doubtful accounts of $140,000 at June 30, 2002 and December 31, 2001	2,179,918	1,259,256
Other current assets	304,519	231,134

Total current assets	9,794,412	11,245,422
Furniture, fixtures and equipment, net	899,335	1,076,508
Intangible assets, net	56,001	69,622
Other assets	411,599	134,460

Total assets	$11,161,347	$12,526,012

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$749,974	$699,054
Other accrued expenses	2,150,244	1,871,492
Accrued interest	—	217,500
Deferred revenue	255,294	347,869
Current portion of obligations under capital leases	9,264	36,406
Other current liabilities	236,543	207,952

Total current liabilities	3,401,319	3,380,273
10% convertible subordinated note payable	—	4,350,000
Accrued interest	—	810,363
Other liabilities	64,251	3,264

Total liabilities	3,465,570	8,543,900

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share—100,000,000 shares authorized; 13,996,950 shares issued and outstanding	139,969	139,969
Additional paid in capital	63,931,555	63,931,555
Accumulated deficit	(56,375,747)	(60,089,412)

Total stockholders’ equity	7,695,777	3,982,112

Total liabilities and stockholders' equity	$11,161,347	$12,526,012

See accompanying notes to condensed financial statements.

Bankrate, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Online publishing	$5,267,775	$3,393,437	$9,980,744	$7,354,353
Print publishing and licensing	934,274	807,954	1,858,223	1,592,713

Total revenue	6,202,049	4,201,391	11,838,967	8,947,066

Cost of revenue:
Online publishing	934,968	727,907	1,817,065	1,676,268
Print publishing and licensing	667,206	518,022	1,338,969	1,043,510

Total cost of revenue	1,602,174	1,245,929	3,156,034	2,719,778

Gross margin	4,599,875	2,955,462	8,682,933	6,227,288

Operating expenses:
Sales	944,433	714,466	1,795,317	1,572,999
Marketing	966,692	716,474	1,890,287	1,797,865
Product development	350,845	320,450	680,725	686,557
General and administrative	1,243,169	1,242,943	2,377,396	2,630,566
Depreciation and amortization	123,286	187,105	266,993	381,570

	3,628,425	3,181,438	7,010,718	7,069,557

Income (loss) from operations	971,450	(225,977)	1,672,215	(842,270)
Interest income (expense), net	30,492	(22,566)	19,658	(30,941)
Gain on early extinguishment of debt	—	—	2,021,792	—

Income (loss) before income taxes	1,001,942	(248,543)	3,713,665	(873,211)
Income taxes	—	—	—	—

Net income (loss)	$1,001,942	$(248,543)	$3,713,665	$(873,211)

Basic and diluted net income (loss) per share:
Basic	$0.07	$(0.02)	$0.27	$(0.06)

Diluted	$0.07	$(0.02)	$0.26	$(0.06)

Weighted average common shares outstanding:
Basic	13,996,950	13,996,950	13,996,950	13,996,950
Diluted	14,375,393	13,996,950	14,261,815	13,996,950

See accompanying notes to condensed financial statements.

Bankrate, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$3,713,665	$(873,211)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on early extinguishment of debt	(2,021,792)	—
Depreciation and amortization	266,993	381,570
Provision for doubtful accounts	19,392	33,253
Loss on disposal of fixed assets	—	3,065
Noncash stock compensation	—	310,800
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(940,054)	(255,901)
(Increase) decrease in other assets	(287,659)	387,362
Increase (decrease) in accounts payable	50,920	(171,335)
Increase (decrease) in accrued expenses	281,918	(300,923)
Increase in other liabilities	136,771	250,635
(Decrease) in deferred revenue	(92,575)	(169,108)

Net cash provided by (used in) operating activities	1,127,579	(403,793)

Cash flows from investing activities:
Purchases of equipment	(142,230)	(7,467)

Net cash used in investing activities	(142,230)	(7,467)

Cash flows from financing activities:
Principal payments on capital lease obligations	(30,406)	(123,032)
Repayment of 10% convertible subordinated note payable	(3,400,000)	—

Net cash used in financing activities	(3,430,406)	(123,032)

Net decrease in cash and cash equivalents	(2,445,057)	(534,292)
Cash and equivalents, beginning of period	9,755,032	8,890,649

Cash and equivalents, end of period	$7,309,975	$8,356,357

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$44,928	$22,919

See accompanying notes to condensed financial statements.

BANKRATE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION AND ACCOUNTING POLICIES

The Company

Bankrate, Inc. (the “Company”) owns and operates an Internet-based consumer banking marketplace. The Company’s flagship Web site, Bankrate.com, is the Web’s leading aggregator of information on over 100 financial products, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company is organized under the laws of the state of Florida.

The Company has incurred net losses in each of its last six fiscal years and had an accumulated deficit of approximately $56 million as of June 30, 2002. The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, the Company has substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. The Company has also reduced employment levels of continuing operations and consolidated its physical locations. In February 2002, the Company completed the early repayment of its $4,350,000 convertible subordinated note payable, including accrued interest, for $3,400,000 (see Note 5). Based on these actions and the Company’s current strategic initiatives, the Company believes its existing capital resources will be sufficient to satisfy its cash requirements into the second half of 2003. However, there are no assurances that such actions will ensure cash sufficiency through 2003 or that reducing marketing or other expenses will not curtail revenue growth.

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

Further, the Company is vigorously defending the legal proceedings discussed in Note 3 below. Management could be required to spend significant amounts of time and resources defending these proceedings, which may impact the operations of the Company.

Basis of Presentation

The unaudited interim condensed financial statements for the three and six months ended June 30, 2002 and 2001 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2002, and the results of its operations for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001. The results for the three and six months ended June 30, 2002 are unaudited and are not necessarily indicative of the expected results for the full year or any future period.

The unuaudited condensed financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2001 10-K.

Barter Revenue

Online publishing revenue includes barter revenue, which represents the non-cash exchange by the Company of advertising space on the Company’s Web site for reciprocal advertising space on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force (“EITF”) 99-17, “Accounting for Advertising Barter Transactions.” In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are run on the Company’s Web site. Barter expense is recognized when the Company’s advertisements are run on the other companies’ Web sites, which is typically in the same period in which barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering its advertising impressions, a liability is recorded. If the Company delivers its advertising impressions to the customer’s Web site prior to receiving the advertising impressions, a prepaid expense is recorded. At December 31, 2001, the Company recorded prepaid expenses of approximately $8,000 for barter advertising to be received. No prepaid expense or liability was recorded at June 30, 2002. Barter revenue was approximately $906,000 and $1,761,000, representing approximately 15% of total revenue for each of the three and six months ended June 30, 2002, and was approximately $592,000 and $1,465,000 representing approximately 14% and 16% of total revenue, respectively, for the three and six months ended June 30, 2002 and 2001.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution, under the treasury stock method, that could occur if options or other contracts to issue common stock were exercised or converted into common stock.

The weighted average number of common shares outstanding used in computing diluted net income per share for the three and six months ended June 30, 2002 includes the shares resulting from the dilutive effect of outstanding stock options. For the three and six months ended June 30, 2001, 1,989,015 and 2,003,471 shares attributable to the exercise of outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 141 became effective immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 became effective January 1, 2002.

Furthermore, any goodwill and intangible assets determined to have indefinite useful lives acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized until the adoption of SFAS No. 142. SFAS No. 141 requires, upon adoption of SFAS No.142, that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. Any impairment loss is measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. The Company’s adoption of SFAS No. 142 on January 1, 2002 did not result in any impairment adjustment.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and is not expected to have a material impact on the Company’s financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. While SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and, when adopted on January 1, 2002, did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses From Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company adopted SFAS No. 145 on January 1, 2002 and complied with its provisions when recording the gain on the early repayment of its $4,350,000 10% convertible subordinated note payable. See Note 5 below.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires, among other things, recording a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 also provides that commitment to an exit plan or a plan of disposal expresses only management’s future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. The provisions of SFAS No. 146 are effective prospectively for exit and disposal activities initiated after December 31, 2002, with early application encouraged and, when adopted on January 1, 2003, it is not expected to have a material impact on the Company’s financial statements.

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

Although no one customer accounted for greater than 10% of total revenues for the three and six months ended June 30, 2002 and 2001, the five largest customers accounted for approximately 21% and 20%, and 19% and 24%, respectively, of total revenue for those periods. No revenues were generated outside of the United States.

Summarized segment information as of June 30, 2002 and 2001, and for the three and six months ended June 30, 2002 and 2001, is presented below.

	Online Publishing	Print Publishing and Licensing	Other	Total
Three Months Ended June 30, 2002
Revenue	$5,267,775	$934,274	$—	$6,202,049
Cost of revenue	934,968	667,206	—	1,602,174

Gross margin	4,332,807	267,068	—	4,599,875
Sales	944,433	—	—	944,433
Marketing	966,692	—	—	966,692
Product development	245,592	105,254	—	350,845
General and administrative expenses	1,055,899	187,270	—	1,243,169
Depreciation and amortization	86,300	36,986	—	123,286
Interest income (expense), net	—	—	30,492	30,492

Segment profit (loss)	$1,033,892	$(62,442)	$30,492	$1,001,942

Total assets	$3,238,406	$612,966	$7,309,975	$11,161,347

	Online Publishing	Print Publishing and Licensing	Other	Total
Three Months Ended June 30, 2001
Revenue	$3,393,437	$807,954	$—	$4,201,391
Cost of revenue	727,907	518,022	—	1,245,929

Gross margin	2,665,530	289,932	—	2,955,462
Sales	714,466	—	—	714,466
Marketing	716,474	—	—	716,474
Product development	224,315	96,135	—	320,450
General and administrative expenses	1,003,917	239,026	—	1,242,943
Depreciation and amortization	130,974	56,132	—	187,106
Interest income (expense), net	—	—	(22,566)	(22,566)

Segment loss	$(124,616)	$(101,361)	$(22,566)	$(248,543)

Total assets	$2,564,570	$634,296	$8,356,357	$11,555,223

	Online Publishing	Print Publishing and Licensing	Other	Total
Six Months Ended June 30, 2002
Revenue	$9,980,744	$1,858,223	$—	$11,838,967
Cost of revenue	1,817,065	1,338,969	—	3,156,034

Gross margin	8,163,679	519,254	—	8,682,933
Sales	1,795,317	—	—	1,795,317
Marketing	1,890,287	—	—	1,890,287
Product development	476,508	204,218	—	680,725
General and administrative expenses	2,004,244	373,152	—	2,377,396
Depreciation and amortization	186,895	80,098	—	266,993
Interest income (expense), net	—	—	19,658	19,658
Gain on early extinguishment of debt	—	—	2,021,792	2,021,792

Segment profit (loss)	$1,810,428	$(138,213)	$2,041,450	$3,713,665

Total assets	$3,238,406	$612,966	$7,309,975	$11,161,347

	Online Publishing	Print Publishing and Licensing	Other	Total
Six Months Ended June 30, 2001
Revenue	$7,354,353	$1,592,713	$—	$8,947,066
Cost of revenue	1,676,268	1,043,510	—	2,719,778

Gross margin	5,678,085	549,203	—	6,227,288
Sales	1,572,999	—	—	1,572,999
Marketing	1,797,865	—	—	1,797,865
Product development	480,590	205,967	—	686,557
General and administrative expenses	2,162,285	468,281	—	2,630,566
Depreciation and amortization	267,099	114,471	—	381,570
Interest income (expense), net	—	—	(30,941)	(30,941)

Segment loss	$(602,753)	$(239,516)	$(30,941)	$(873,211)

Total assets	$2,564,570	$634,296	$8,356,357	$11,555,223

NOTE 3—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On March 28, 2000, a purported class-action lawsuit was filed against the Company and others in the United States District Court for the Southern District of New York. The suit alleges that the Company violated federal securities laws by, among other things, selling securities pursuant to a defective registration statement, and misrepresenting and/or omitting material information concerning the Company’s financial results for the quarter ended March 31, 1999, and other financial information, in the Company’s registration statement filed with the Securities and Exchange Commission in connection with the Company’s initial public offering. The action, which seeks an unspecified amount of money damages, was filed purportedly on behalf of all stockholders who purchased shares of the Company’s common stock during the period from May 13, 1999, through March 27, 2000. The Company filed a motion to dismiss this complaint and, on March 28, 2001, the suit was dismissed with prejudice. On April 25, 2001, plaintiffs appealed the decision to dismiss the suit to the United States Court of Appeals for the Second Circuit. The appeal has been argued but a final decision has yet to be made. The Company intends to continue to vigorously defend against the lawsuit. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. Damages, if any, would be substantially covered by insurance.

In July 2000, the Company sold its former wholly owned subsidiary, Professional Direct Agency, Inc. (“Pivot”), for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At June 30, 2002, the outcome of this matter was uncertain. The Company cannot estimate at this time the amount of loss, if any, that could result from an adverse resolution of this litigation.

NOTE 4—STOCK OPTION EXCHANGE PROGRAM

On July 3, 2001, the Company implemented a stock option exchange program in which employees were offered the opportunity to surrender stock options previously granted to them in exchange for new options to purchase an equal number of shares. Options to purchase 1,180,002 shares were surrendered under this program. The new options were granted on February 4, 2002, six months and one day after the date of cancellation. The exercise price of the new options was $0.85 per share, the closing market price of the Company’s common stock on the date of grant. The exchange program was designed to comply with Financial Interpretation (“FIN”) No. 44 and did not result in any additional compensation charges or variable plan accounting. As a result of this program, the Company recorded a non-cash compensation charge of approximately $481,000 for the unrecognized compensation expense associated with certain options surrendered under the option exchange program, and reclassified approximately $2,452,000 from accrued stock compensation expense to additional paid in capital, in the quarter ended September 30, 2001.

NOTE 5— LONG-TERM DEBT

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying interim condensed financial statements and related notes, as well as the financial statements and related notes included in our 2001 10-K.

Overview

We own and operate an Internet-based consumer banking marketplace. Our flagship Web site, Bankrate.com, is the Web’s leading aggregator of information on over 100 financial products, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications.

We believe that the recognition of our research as a leading source of independent, objective information on banking and credit products is essential to our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are seeking to build greater brand awareness of our Web site and to reach a greater number of online users.

Recent Developments

On July 3, 2001, we implemented a stock option exchange program in which employees were offered the opportunity to surrender stock options previously granted to them in exchange for new options to purchase an equal number of shares. Options to purchase 1,180,002 shares were surrendered under this program. The new options were granted on February 4, 2002, six months and one day after the date of cancellation. The exercise price of the new options was $0.85 per share, the closing market price of our common stock on the date of grant. The exchange program was designed to comply with FIN No. 44 and did not result in any additional compensation charges or variable plan accounting. As a result of this program, we recorded anon-cash compensation charge of approximately $481,000 for the unrecognized compensation expense associated with certain options surrendered under the option exchange program, and reclassified approximately $2,452,000 from accrued stock compensation expense to additional paid in capital, in the quarter ended September 30, 2001.

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

Overview of Revenue and Expenses and Critical Accounting Policies, Estimates and Practices

The following is our analysis of the results of operations for the periods covered by our interim condensed financial statements, including a discussion of the accounting policies and practices (revenue recognition) that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our interim condensed financial statements, including the related notes. See “Results of Operations and Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2001 10-K for additional information concerning the revenue and expense components of our online and print publishing operations.

Results of Operations

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

Revenue

Online Publishing Revenue

Online publishing revenue reflects the sale of graphic advertisements to advertisers on a cost per thousand impressions, or CPM, basis, and on a “per action” basis when a visitor to our Web site transacts with one of our advertisers after viewing an advertisement. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites principally hosted by us. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site and the allocated revenue is shared according to distribution agreements. We also sell hyperlinks to various third-party Internet sites that generate a fixed monthly fee. Online publishing revenue also includes barter revenue, which represents the non-cash exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. Barter revenue was approximately $906,000 and $592,000, and represented approximately 15% and 14% of total revenue, respectively, for the three months ended June 30, 2002 and 2001. For the six months ended June 30, 2002 and 2001, barter revenue was approximately $1,761,000 and $1,465,000, and represented approximately 15% and 16% of total revenue, respectively.

Excluding barter revenue, online publishing revenue of $4,362,000 for the three months ended June 30, 2002 was $1,560,000, or 56%, higher than the $2,801,000 reported for the same period in 2001. This increase was due primarily to hyperlink sales, which were $1,128,000, or 105%, higher in 2002 compared to 2001, as the number of hyperlink advertisers reached a high of 465 during the quarter ended June 30, 2002, up 38% from the same quarter in 2001. Graphic advertisement sales were also up $395,000, or 24%, over the comparable quarter in 2001 as approximately 31% more advertisements were sold in the current quarter.

Excluding barter revenue, online publishing revenue of $8,219,000 for the six months ended June 30, 2002 was $2,330,000, or 40%, higher than the $5,889,000 reported for the same period in 2001. This increase was due primarily to hyperlink sales, which were $1,920,000, or 95%, higher in 2002 compared to 2001, due to the increase in the number of hyperlink advertisers in 2002 compared to 2001. Graphic advertisement sales were also up $318,000, or 8%, over the comparable quarter in 2001 as approximately 43% more advertisements were sold in the first half of 2002 compared to 2001. Consumer demand for our information was heightened during the first half of 2002 due to the declining interest rate environment. Our advertisers increased their spending in efforts to capitalize on this demand.

A majority of our advertising customers purchase advertising under short-term contracts. Customers have the ability to stop, and have on occasion stopped, advertising on relatively short notice. Online publishing revenue would be adversely impacted if we experienced contract terminations, or if we were not able to renew contracts with existing customers or obtain new customers. The market for Internet advertising is intensely competitive and has recently experienced a significant downturn in demand that could impact advertising rates. Future revenue could be adversely affected if we were forced to reduce our advertising rates or if we were to experience lower CPM’s.

Historically, our first calendar quarter has been our highest in terms of page views, and we have typically experienced a slowdown in traffic during our third and fourth quarters. During the first half of 2002 certain sales initiatives and expanded commitments from our distribution partners as well as the activity in mortgage lending has caused an increase in traffic that we believe will continue into the third quarter. As a result, online publishing revenue is expected to remain relatively flat for the remainder of 2002.

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

Print publishing and licensing revenue for the quarter ended June 30, 2002 increased $126,000, or 16%, over the comparable period in 2001 due primarily to a $145,000, or 26%, increase in Consumer Mortgage Guide revenue. This increase was a result of declining interest rates beginning in the fourth quarter of 2001 and into the second quarter of 2002 that sustained the refinancing markets, causing more advertisers to publish their rates.

Print publishing and licensing revenue for the six months ended June 30, 2002 increased $266,000, or 17%, over the comparable period in 2001 due primarily to a $322,000, or 30%, increase in Consumer Mortgage Guide revenue for the reasons discussed above.

Cost of Revenue

Online Publishing Costs

Online publishing costs represent expenses associated with the creation of online publishing revenue. These costs include contractual revenue-sharing obligations resulting from our distribution arrangements (distribution payments), editorial costs, research costs, and allocated overhead. Online publishing costs for the three months ended June 30, 2002 were $207,000, or 28%, higher than the comparable period in 2001 due primarily to an increase of approximately $139,000, or 115%, in revenue-sharing payments to our distribution partners due to higher applicable revenue, and approximately $78,000 higher costs associated with hyperlink sales. Online publishing costs as a percentage of online publishing revenue excluding barter dropped from 26% for the three months ended June 30, 2001 to 21% for the comparable period in 2002 due primarily to lower revenue subject to revenue sharing arrangements.

Online publishing costs for the six months ended June 30, 2002 were $141,000, or 8%, higher than the comparable period in 2001 due primarily to higher costs associated with hyperlink sales. Online publishing costs as a percentage of online publishing revenue excluding barter dropped from 28% for the six months ended June 30, 2001 to 22% for the comparable period in 2002 due to lower revenue subject to revenue sharing arrangements.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Consumer Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs vary proportionately with the related revenues and increased $149,000, or 29%, for the three months ended June 30, 2002, and increased $295,000, or 28%, for the six months ended June 30, 2002, compared to the comparable periods in 2001. Revenue sharing payments accounted for the majority of these variances. Print publishing and licensing costs were 71% and 64% of print publishing and licensing revenue for the three months ended June 30, 2002 and 2001, respectively, and were 72% and 66% of print publishing and licensing revenue for the six months ended June 30, 2002 and 2001, respectively. These increases were a result of lower licensing and print publications revenue due to fewer Internet-based licensees and subscribers’ ability to access data online, as well as certain Consumer Mortgage Guide business development costs.

Other Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead. Sales costs for the three and six months June 30, 2002 were up $230,000, or 32%, and $222,000, or 14%, respectively, over the comparable periods in 2001 due to higher sales commissions paid on higher levels of revenue, and expenditures related to market analysis and branding.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include print and Internet advertising and marketing and promotion costs. Marketing costs also include barter expense, which represents the non-cash cost of our advertisements that are run on other companies’ Web sites in our barter transactions. Barter expense was $891,000 and $679,000 for the quarters ended June 30, 2002 and 2001, and was $1,769,000 and $1,665,000 for the six-month periods ended June 30, 2002 and 2001, respectively. Excluding barter expense, marketing expenses for the quarter ended June 30, 2002 were $38,000, or 103%, higher than the comparable quarter in 2001, and for the six months ended June 30, 2002 were $12,000, or 9%, lower than the same period in 2001. The overall decline is a direct result of our strategic initiatives to control costs.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming and other technology costs. Product development costs for the three months ended June 30, 2002 were $30,000, or 9%, higher than the same three months in 2001 due primarily to the addition of one full-time equivalent employee. On a year-to-date basis through June 30, 2002, product development costs were essentially flat compared to the same period in 2001.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. General and administrative expenses for the quarter ended June 30, 2002 were essentially unchanged compared to the same quarter in 2001. For the six months ended June 30, 2002 general and administrative expenses were $253,000, or 10%, lower than the same period in 2001, resulting from lower insurance and telecommunication costs in line with our initiatives to control costs. Additionally, non-cash stock compensation expense was approximately $144,000 and $311,000, respectively, for the three- and six-month periods ended June 30, 2001 compared to none for the same periods in 2002. As a percentage of total revenue excluding barter, general and administrative expenses were 23% and 24% for the three and six months ended June 30, 2002 compared to 34% and 35%, respectively, for the same periods in 2001. These overall declines are the result of our initiatives to control costs.

Depreciation and Amortization

Depreciation and amortization was down $64,000, or 34%, and $115,000, or 30%, for the three- and six- month periods ended June 30, 2002, respectively, compared to the comparable periods in 2001 due to the expiration of lease terms on certain capital lease assets.

Interest Income (Expense), Net

Interest income and expense consists of interest income on invested cash and cash equivalents, and interest expense on capital lease obligations and the 10% convertible subordinated note payable. Net interest income for the three and six months ended June 30, 2002 was $53,000, or 235%, and $51,000 or 164%, respectively, higher than the same periods in 2001, as interest expense was eliminated due to the expiration of lease terms on certain capital lease assets and the repayment of our subordinated note payable, discussed below.

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

Liquidity and Capital Resources

In the past, we were funded with capital raised from stockholders and from the proceeds of our initial public offering in May 1999. Currently, our principal sources of liquidity are the cash and cash equivalents generated by our operations. As of June 30, 2002, we had working capital of $6,393,000, and our primary commitments were approximately $853,000 in operating and capital lease payments over the next five years, as well as capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $3,200,000 through December 31, 2002. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or any off balance sheet arrangements. The early repayment of our $4,350,000 10% convertible subordinated note, including accrued interest, for $3,400,000 in cash will save us approximately $3,125,000 in principal and interest between August 2002 and August 20, 2004, the original maturity date.

During the six months ended June 30, 2002 we generated $1,065,000 of net cash from operating activities. Our net income of $3,714,000 was adjusted for non-cash charges of $286,000, the gain on early extinguishment of debt of $2,022,000 and a net negative change in the components of working capital of $914,000. During the three months ended June 30, 2001, net cash of $404,000 was used in operating activities, primarily for funding the normal operating business activities.

Net cash used in financing activities for the six months ended June 30, 2002 represented principal payments on our capital leases and the early repayment of our $4,350,000 10% convertible subordinated note, including accrued interest, for $3,400,000 in cash. Net cash provided by financing activities in 2001 consisted of principal payments on our capital leases.

We have incurred net losses in each of our last six fiscal years and had an accumulated deficit of approximately $56 million as of June 30, 2002. We are working to manage our cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, we have substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. We also reduced employment levels of continuing operations and consolidated our physical locations. Based on these actions and our current strategic initiatives, we believe our existing capital resources will be sufficient to satisfy our cash requirements into the second half of 2003. However, there are no assurances that such actions will ensure cash sufficiency through 2003 or that reducing marketing or other expenses will not curtail revenue growth.

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

Further, we are vigorously defending the legal proceedings discussed in Note 3 to the condensed financial statements included herein, and in Part II, Item 1. Legal Proceedings. Management could be required to spend significant amounts of time and resources defending these proceedings, which may impact the operations of the Company.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of June 30, 2002, all of our cash equivalents mature in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Part II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Not applicable.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on June 19, 2002. At the meeting, the shareholders elected William Martin (12,782,837 affirmative votes and 22,218 votes withheld) and Peter C. Morse (12,786,748 affirmative votes and 18,307 votes withheld) to the Company’s Board of Directors. The shareholders also ratified the selection of KPMG LLP to serve as the Company’s independent public accountants for the fiscal year ending December 31, 2002 (12,792,498 affirmative votes; 9,457 votes against and 3,100 abstaining).

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1     Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2     Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2002	BANKRATE, INC. By: /s/ ROBERT J. DEFRANCO Robert J. DeFranco Senior Vice President Chief Financial Office