Form 10-Q
period 2002-09-30
BANKRATE INC
filed 2002-11-14
CIK 1080866

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File No. 0-25681

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0423422 (I.R.S. Employer Identification No.)

11811 U.S. Highway One, Suite 101 North Palm Beach, Florida (Address of principal executive offices)	33408 (Zip Code)

Registrant’s telephone number, including area code: (561) 630-2400

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of outstanding shares of the issuer’s common stock as of October 31, 2002 was as follows: 13,996,950 shares of Common Stock, $.01 par value.

Bankrate, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002
Index

SIGNATURES	17

Introductory Note

         This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”): (a) “Risk Factors” in Item 1, “Business,” and (b) “Introduction” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Bankrate, Inc.
Condensed Balance Sheets
(Unaudited)

	September 30, 2002	December 31, 2001

Assets
Cash and cash equivalents	$8,378,337	$9,755,032
Accounts receivable, net of allowance for doubtful accounts of $200,000 at September 30, 2002 and $140,000 at December 31, 2001	2,933,078	1,259,256
Other current assets	381,745	231,134

Total current assets	11,693,160	11,245,422

Furniture, fixtures and equipment, net	999,460	1,076,508
Intangible assets, net	241,147	69,622
Other assets	317,085	134,460

Total assets	$13,250,852	$12,526,012

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$654,859	$699,054
Other accrued expenses	2,666,396	1,871,492
Accrued interest	—	217,500
Deferred revenue	278,933	347,869
Current portion of obligations under capital leases	8,550	36,406
Other current liabilities	225,329	207,952

Total current liabilities	3,834,067	3,380,273

10% convertible subordinated note payable	—	4,350,000
Accrued interest	—	810,363
Other liabilities	93,381	3,264

Total liabilities	3,927,448	8,543,900

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share— 100,000,000 shares authorized; 13,996,950 shares issued and outstanding	139,969	139,969
Additional paid in capital	63,931,555	63,931,555
Accumulated deficit	(54,748,120)	(60,089,412)

Total stockholders’ equity	9,323,404	3,982,112

Total liabilities and stockholders’ equity	$13,250,852	$12,526,012

See accompanying notes to condensed financial statements.

Bankrate, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue:
Online publishing	$6,264,936	$3,370,657	$16,245,680	$10,725,010
Print publishing and licensing	978,447	817,926	2,836,670	2,410,639

Total revenue	7,243,383	4,188,583	19,082,350	13,135,649

Cost of revenue:
Online publishing	1,148,031	750,252	2,965,233	2,426,520
Print publishing and licensing	746,788	552,370	2,085,843	1,595,880

Total cost of revenue	1,894,819	1,302,622	5,051,076	4,022,400

Gross margin	5,348,564	2,885,961	14,031,274	9,113,249

Operating expenses:
Sales	1,026,862	680,227	2,822,331	2,253,226
Marketing	839,979	475,552	2,730,266	2,273,417
Product development	365,599	360,211	1,046,441	1,046,768
General and administrative	1,345,637	1,546,282	3,722,542	4,176,849
Depreciation and amortization	174,283	165,454	441,276	547,024

	3,752,360	3,227,726	10,762,856	10,297,284

Income (loss) from operations	1,596,204	(341,765)	3,268,418	(1,184,035)

Interest income (expense), net	31,423	(37,712)	51,082	(68,653)
Gain on early extinguishment of debt	—	—	2,021,792	—

Income (loss) before income taxes	1,627,627	(379,477)	5,341,292	(1,252,688)
Income taxes	—	—	—	—

Net income (loss)	$1,627,627	$(379,477)	$5,341,292	$(1,252,688)

Basic and diluted net income (loss) per share:
Basic	$0.12	$(0.03)	$0.38	$(0.09)

Diluted	$0.11	$(0.03)	$0.38	$(0.09)

Weighted average common shares outstanding:
Basic	13,996,950	13,996,950	13,996,950	13,996,950
Diluted	14,566,248	13,996,950	14,151,085	13,996,950

See accompanying notes to condensed financial statements.

Bankrate, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$5,341,292	$(1,252,688)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on early extinguishment of debt	(2,021,792)	—
Depreciation and amortization	441,276	547,024
Provision for doubtful accounts	19,392	42,302
Noncash stock compensation	—	854,174
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,693,214)	(401,683)
(Increase) decrease in other assets	(489,750)	301,524
(Decrease) in accounts payable	(44,195)	(120,690)
Increase (decrease) in accrued expenses	800,221	(523,629)
Increase in other liabilities	159,989	367,405
(Decrease) in deferred revenue	(68,936)	(49,419)

Net cash provided by (used in) operating activities	2,444,283	(235,680)

Cash flows from investing activities:
Purchases of equipment	(384,556)	(18,467)

Net cash used in investing activities	(384,556)	(18,467)

Cash flows from financing activities:
Principal payments on capital lease obligations	(36,422)	(177,243)
Repayment of 10% convertible subordinated note payable	(3,400,000)	—

Net cash used in financing activities	(3,436,422)	(177,243)

Net decrease in cash and cash equivalents	(1,376,695)	(431,390)
Cash and equivalents, beginning of period	9,755,032	8,890,649

Cash and equivalents, end of period	$8,378,337	$8,459,259

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$44,928	$25,845

See accompanying notes to condensed financial statements.

BANKRATE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

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

         The Company has incurred net losses in each of its last six fiscal years and had an accumulated deficit of approximately $55 million as of September 30, 2002. The Company is working to manage its cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, the Company has substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. The Company has also reduced employment levels of continuing operations and consolidated its physical locations. In February 2002, the Company completed the early repayment of its $4,350,000 convertible subordinated note payable, including accrued interest, for $3,400,000 (see Note 5). Based on these actions and the Company’s current strategic initiatives, the Company believes its existing capital resources will be sufficient to satisfy its cash requirements into 2004. However, there are no assurances that such actions will ensure cash sufficiency through 2004 or that reducing marketing or other expenses will not curtail revenue growth.

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

Basis of Presentation

         The unaudited interim condensed financial statements for the three and nine months ended September 30, 2002 and 2001 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

         In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001. The results for the three and nine months ended September 30, 2002 are unaudited and are not necessarily indicative of the expected results for the full year or any future period.

         The unaudited condensed financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2001 Form 10-K.

Barter Revenue

         Online publishing revenue includes barter revenue, which represents the non-cash exchange by the Company of advertising space on the Company’s Web site for reciprocal advertising space on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force (“EITF”) 99-17, “Accounting for Advertising Barter Transactions.” In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are run on the Company’s Web site. Barter expense is recognized when the Company’s advertisements are run on the other companies’ Web sites, which is typically in the same period in which barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering its advertising impressions, a liability is recorded. If the Company delivers its advertising impressions to the customer’s Web site prior to receiving the advertising impressions, a prepaid expense is recorded. At December 31, 2001 and September 30, 2002 the Company recorded prepaid expenses of approximately $8,000 and $23,000, respectively, for barter advertising to be received. Barter revenue was approximately $641,000 and $2,403,000, representing approximately 9% and 13% of total revenue, respectively, for the three and nine months ended September 30, 2002, and was approximately $450,000 and $1,915,000 representing approximately 11% and 15% of total revenue, respectively, for the three and nine months ended September 30, 2001.

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

         The weighted average number of common shares outstanding used in computing diluted net income per share for the three and nine months ended September 30, 2002 includes the shares resulting from the dilutive effect of outstanding stock options. For the three and nine months ended September 30, 2001, 566,379 and 710,729 shares attributable to the exercise of outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive.

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

         In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. While SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and, when adopted on January 1, 2002, did not have a material impact on the Company’s financial statements.

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

NOTE 2 – SEGMENT INFORMATION

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

         The Company had one online customer which accounted for approximately 10% and 13%, respectively, of total revenue for the three and nine months ended September 30, 2002. Sales to no other customer exceed 10% of total revenue for the periods presented. No revenues were generated outside of the United States.

         Summarized segment information as of September 30, 2002 and 2001, and for the three and nine months ended September 30, 2002 and 2001, is presented below.

	Online Publishing	Print Publishing and Licensing	Other	Total

Three Months Ended September 30, 2002
Revenue	$6,264,936	$978,447	$—	$7,243,383
Cost of revenue	1,148,031	746,788	—	1,894,819

Gross margin	5,116,905	231,659	—	5,348,564
Sales	1,026,862	—	—	1,026,862
Marketing	839,979	—	—	839,979
Product development	255,919	109,680	—	365,599
General and administrative expenses	1,163,866	181,771	—	1,345,637
Depreciation and amortization	121,998	52,285	—	174,283
Interest income, net	—	—	31,423	31,423

Segment profit (loss)	$1,708,280	$(112,076)	$31,423	$1,627,627

Total assets	$4,194,116	$678,399	$8,378,337	$13,250,852

	Online Publishing	Print Publishing and Licensing	Other	Total

Three Months Ended September 30, 2001
Revenue	$3,370,657	$817,926	$—	$4,188,583
Cost of revenue	750,252	552,370	—	1,302,622

Gross margin	2,620,405	265,556	—	2,885,961
Sales	680,227	—	—	680,227
Marketing	475,552	—	—	475,552
Product development	252,148	108,063	—	360,211
General and administrative expenses	1,244,332	301,950	—	1,546,282
Depreciation and amortization	115,818	49,636	—	165,454
Interest (expense), net	—	—	(37,712)	(37,712)

Segment loss	$(147,671)	$(194,094)	$(37,712)	$(379,477)

Total assets	$2,623,822	$644,074	$8,459,259	$11,727,155

	Online Publishing	Print Publishing and Licensing	Other	Total

Nine Months Ended September 30, 2002
Revenue	$16,245,680	$2,836,670	$—	$19,082,350
Cost of revenue	2,965,233	2,085,843	—	5,051,076

Gross margin	13,280,447	750,827	—	14,031,274
Sales	2,822,331	—	—	2,822,331
Marketing	2,730,266	—	—	2,730,266
Product development	732,509	313,932	—	1,046,441
General and administrative expenses	3,169,171	553,371	—	3,722,542
Depreciation and amortization	308,893	132,383	—	441,276
Interest income, net	—	—	51,082	51,082
Gain on early extinguish of debt	—	—	2,021,792	2,021,792

Segment profit (loss)	$3,517,277	$(248,859)	$2,072,874	$5,341,292

Total assets	$4,194,116	$678,399	$8,378,337	$13,250,852

	Online Publishing	Print Publishing and Licensing	Other	Total

Nine Months Ended September 30, 2001
Revenue	$10,725,010	$2,410,639	$—	$13,135,649
Cost of revenue	2,426,520	1,595,880	—	4,022,400

Gross margin	8,298,490	814,759	—	9,113,249
Sales	2,253,226	—	—	2,253,226
Marketing	2,273,417	—	—	2,273,417
Product development	732,738	314,030	—	1,046,768
General and administrative expenses	3,410,319	766,530	—	4,176,849
Depreciation and amortization	382,917	164,107	—	547,024
Interest (expense), net	—	—	(68,653)	(68,653)

Segment loss	$(754,127)	$(429,908)	$(68,653)	$(1,252,689)

Total assets	$2,623,822	$644,074	$8,459,259	$11,727,155

NOTE 3 – COMMITMENTS AND CONTINGENCIES

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

         In July 2000, the Company sold its former wholly owned subsidiary, Professional Direct Agency, Inc. (“Pivot”), for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At September 30, 2002, the outcome of this matter was uncertain. The Company cannot estimate at this time the amount of loss, if any, that could result from an adverse resolution of this litigation.

NOTE 4 – STOCK OPTIONS

Stock Option Exchange Program

         On July 3, 2001, the Company implemented a stock option exchange program in which employees were offered the opportunity to surrender stock options previously granted to them in exchange for new options to purchase an equal number of shares. Options to purchase 1,180,002 shares were surrendered under this program. The new options were granted on February 4, 2002, six months and one day after the date of cancellation. The exercise price of the new options was $0.85 per share, the closing market price of the Company’s common stock on the date of grant. The exchange program was designed to comply with FASB Interpretation (“FIN”) No. 44 and did not result in any additional compensation charges or variable plan accounting. As a result of this program, the Company recorded a non-cash compensation charge of approximately $481,000 for the unrecognized compensation expense associated with certain options surrendered under the option exchange program, and reclassified approximately $2,452,000 from accrued stock compensation expense to additional paid in capital, in the quarter ended September 30, 2001.

Stock Option Grant

         On October 29, 2002, the Board of Directors approved grants under the 1997 Equity Compensation Plan (the “Plan”) for outside directors of the Company. Under these grants, 125,000 options were granted on October 29, 2002 to purchase common stock at $2.39 per share, the fair market value at the date of grant. The options become 100% vested on December 31, 2002 and expire 10 years from the date of grant.

NOTE 5 – LONG-TERM DEBT

         On February 6, 2002, the Company entered into a Termination Agreement and General Release (the “Agreement”) with Reassure America Life Insurance Company (“REALIC”), successor by merger to The Midland Life Insurance Company, holder of the $4,350,000 10% convertible subordinated note payable. Pursuant to the terms of the Agreement, REALIC agreed to full repayment of the note, including accrued interest, on February 22, 2002 for $3,400,000 in cash. The Company recorded a gain on early extinguishment of debt of approximately $2,022,000 in the quarter ended March 31, 2002.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

         The following discussion may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For information concerning these factors and related matters, see the following sections of our Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”): (a) “Risk Factors” in Item 1, “Business,” and (b) “Introduction” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in addition to the other information set forth herein.

Overview

         We own and operate an Internet - based consumer banking marketplace. Our flagship Web site, Bankrate.com, is the Web’s leading aggregator of information on over 100 financial products, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications.

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

Recent Developments

         On July 3, 2001, we implemented a stock option exchange program in which employees were offered the opportunity to surrender stock options previously granted to them in exchange for new options to purchase an equal number of shares. Options to purchase 1,180,002 shares were surrendered under this program. The new options were granted on February 4, 2002, six months and one day after the date of cancellation. The exercise price of the new options was $0.85 per share, the closing market price of our common stock on the date of grant. The exchange program was designed to comply with FIN No. 44 and did not result in any additional compensation charges or variable plan accounting. As a result of this program, we recorded a non-cash compensation charge of approximately $481,000 for the unrecognized compensation expense associated with certain options surrendered under the option exchange program, and reclassified approximately $2,452,000 from accrued stock compensation expense to additional paid in capital, in the quarter ended September 30, 2001.

         On February 6, 2002, we entered into a Termination Agreement and General Release (the “Agreement”) with Reassure America Life Insurance Company (“REALIC”), successor by merger to The Midland Life Insurance Company, holder of the $4,350,000 10% convertible subordinated note payable. Pursuant to the terms of the Agreement, REALIC agreed to full repayment of the note, including accrued interest, on February 22, 2002 for $3,400,000 in cash. We recorded a gain on early extinguishment of debt of approximately $2,022,000 in the quarter ended March 31, 2002.

         On October 29, 2002, the Board of Directors approved grants under the 1997 Equity Compensation Plan (the “Plan”) for outside directors of the Company. Under these grants, 125,000 options were granted on October 29, 2002 to purchase common stock at $2.39 per share, the fair market value at the date of grant. The options become 100% vested on December 31, 2002 and expire 10 years from the date of grant.

Overview of Revenue and Expenses and Critical Accounting Policies, Estimates and Practices

         The following is our analysis of the results of operations for the periods covered by our interim condensed financial statements, including a discussion of the accounting policies and practices (revenue recognition) that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our interim condensed financial statements, including the related notes. See “Results of Operations and Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2001 Form 10-K for additional information concerning the revenue and expense components of our online and print publishing operations.

Results of Operations

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

Revenue

Online Publishing Revenue

         Online publishing revenue reflects the sale of graphic advertisements to advertisers on a cost per thousand impressions, or CPM, basis, and on a “per action” basis when a visitor to our Web site transacts with one of our advertisers after viewing an advertisement. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites principally hosted by us. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site and the allocated revenue is shared according to distribution agreements. We also sell hyperlinks to various third-party Internet sites that generate a fixed monthly fee. Online publishing revenue also includes barter revenue, which represents the non-cash exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. Barter revenue was approximately $641,000 and $450,000, and represented approximately 9% and 11% of total revenue, respectively, for the three months ended September 30, 2002 and 2001. For the nine months ended September 30, 2002 and 2001, barter revenue was approximately $2,403,000 and $1,915,000, and represented approximately 13% and 15% of total revenue, respectively.

         Excluding barter revenue, online publishing revenue of $5,624,000 for the three months ended September 30, 2002 was $2,703,000, or 93%, higher than the $2,921,000 reported for the same period in 2001. This increase was due to a $1,628,000, or 104%, increase in graphic advertisement sales as approximately 127 million, or 141%, more graphic ad impressions were sold during the three months ended September 30, 2002 compared to the same period in 2001. Additionally, hyperlink sales were $1,082,000, or 85%, higher in 2002 compared to 2001, as the number of hyperlink advertisers reached a high of 503 during the quarter ended September 30, 2002, up 54% from the same quarter in 2001.

         Excluding barter revenue, online publishing revenue of $13,843,000 for the nine months ended September 30, 2002 was $5,033,000, or 57%, higher than the $8,810,000 reported for the same period in 2001. This increase was due primarily to hyperlink sales, which were $3,002,000, or 91%, higher in 2002 compared to 2001, due to the increase in the number of hyperlink advertisers in 2002 compared to 2001. Graphic advertisement sales were also up $1,946,000, or 37%, over the comparable period in 2001 as approximately 201 million, or 77%, more advertisements were sold in the first nine months of 2002 compared to the same period in 2001. Consumer demand for our information was heightened thus far in 2002 due to the declining interest rate environment. Our advertisers increased their spending in efforts to capitalize on this demand.

         A majority of our advertising customers purchase advertising under short-term contracts. Customers have the ability to stop, and have on occasion stopped, advertising on relatively short notice. Online publishing revenue would be adversely impacted if we experienced contract terminations, or if we were not able to renew contracts with existing customers or obtain new customers. The market for Internet advertising is intensely competitive and has, in the past, experienced significant downturns in demand that could impact advertising rates. Future revenue could be adversely affected if we were forced to reduce our advertising rates or if we were to experience lower CPM’s.

         Historically, our first calendar quarter has been our highest in terms of page views, and we have typically experienced a slowdown in traffic during our third and fourth quarters. Through September 30, 2002, certain traffic initiatives and expanded commitments from our distribution partners as well as the activity in mortgage lending has caused increases in traffic inconsistent with our historical trends. Based on those historical trends, we believe we will experience a decline in traffic and online publishing revenue during the fourth quarter of 2002 in relation to the third quarter of 2002.

Print Publishing and Licensing Revenue

         Print publishing and licensing revenue represents advertising revenue from the sale of advertising in our Consumer Mortgage Guide rate tables, newsletter subscriptions, and licensing of research information. We also earn fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters and from providing rate surveys to institutions and government agencies. In addition, we license research data under agreements that permit the use of rate information we develop to advertise the licensee’s products in print, radio, television and Web site promotions.

         Print publishing and licensing revenue for the quarter ended September 30, 2002 increased $161,000, or 20%, over the comparable period in 2001 due primarily to a $178,000, or 31%, increase in Consumer Mortgage Guide revenue. This increase was a result of declining interest rates beginning in the fourth quarter of 2001 and into the second half of 2002 that sustained the refinancing markets, causing more advertisers to publish their rates.

         Print publishing and licensing revenue for the nine months ended September 30, 2002 increased $426,000, or 18%, over the comparable period in 2001 due primarily to a $500,000, or 30%, increase in Consumer Mortgage Guide revenue for the reasons discussed above.

Cost of Revenue

Online Publishing Costs

         Online publishing costs represent expenses associated with the creation of online publishing revenue. These costs include contractual revenue-sharing obligations resulting from our distribution arrangements (distribution payments), editorial costs, research costs, and allocated overhead. Online publishing costs for the three months ended September 30, 2002 were $398,000, or 53%, higher than the comparable period in 2001 due primarily to an increase of approximately $258,000, or 156%, in revenue-sharing payments to our distribution partners due to higher associated revenue, and approximately $71,000 of higher costs associated with hyperlink sales. Online publishing costs as a percentage of online publishing revenue excluding barter dropped from 26% for the three months ended September 30, 2001 to 20% for the comparable period in 2002, as costs have declined relative to the increases in revenue and lower revenue subject to revenue sharing arrangements.

         Online publishing costs for the nine months ended September 30, 2002 were $539,000, or 22%, higher than the comparable period in 2001 due primarily to an increase of approximately $139,000, or 115%, in revenue-sharing payments to our distribution partners due to higher associated revenue, and approximately $227,000 of higher costs associated with hyperlink sales. Online publishing costs as a percentage of online publishing revenue excluding barter dropped from 28% for the nine months ended September 30, 2001 to 21% for the comparable period in 2002 as costs have declined relative to the increases in revenue and due to lower revenue subject to revenue sharing arrangements.

Print Publishing and Licensing Costs

         Print publishing and licensing costs represent expenses associated with print publishing and licensing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Consumer Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs vary proportionately with the related revenues and increased $195,000, or 35%, for the three months ended September 30, 2002, and increased $490,000, or 31%, for the nine months ended September 30, 2002, compared to the same periods in 2001. Revenue sharing payments accounted for the majority of these variances. Print publishing and licensingcosts were 76% and 68% of print publishing and licensing revenue for the three months ended September 30, 2002 and 2001, respectively, and were 74% and 66% of print publishing and licensing revenue for the nine months ended September 30, 2002 and 2001, respectively. These increases were a result of lower licensing and print publications revenue due to fewer

Internet-based licensees and subscribers’ ability to access data online, as well as certain Consumer Mortgage Guide business development costs.

Other Expenses

Sales

         Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead. Sales costs for the three and nine months ended September 30, 2002 were up $347,000, or 51%, and $569,000, or 25%, respectively, over the comparable periods in 2001 due to higher sales commissions paid on higher levels of revenue, and expenditures related to market analysis and branding.

Marketing

         Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include print and Internet advertising and marketing and promotion costs. Marketing costs also include barter expense, which represents the non-cash cost of our advertisements that are run on other companies’ Web sites in our barter transactions. Barter expense was $619,000 and $450,000 for the quarters ended September 30, 2002 and 2001, and was $2,388,000 and $2,115,000 for the nine-month periods ended September 30, 2002 and 2001, respectively. Excluding barter expense, marketing expenses for the quarter ended September 30, 2002 were $196,000 higher than the comparable quarter in 2001, and for the nine months ended September 30, 2002 were $184,000, or 116%, higher than the same period in 2001. These increases reflect our efforts to improve search engine results, and sales market research projects.

Product Development

         Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming and other technology costs. Product development costs for the three and nine months ended September 30, 2002 were essentially flat compared to the same periods in 2001 as infrastructure expenses have stabilized at existing levels of revenue.

General and Administrative

         General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. General and administrative expenses for the three months ended September 30, 2002 were $201,000, or 13%, lower than the comparable amount reported in the same period in 2001 primarily due to non-cash stock compensation expense of approximately $543,000 recorded in 2001 period compared to none in 2002. We recorded a one-time non-cash charge of approximately $481,000 in July 2001 in connection with our stock option exchange program. This favorable variance was partially offset by higher consulting, human resource, and public and investor relations costs to support the growth in revenue and the business in general.

         General and administrative expenses for the nine months ended September 30, 2002 were $454,000, or 11%, lower than the same period in 2001, resulting from non-cash stock compensation expense of approximately $854,000 recorded in 2001 compared to none in 2002. This favorable variance was partially offset by higher consulting, human resource, travel and public and investor relations costs to support the growth in revenue and the business in general.

         As a percentage of total revenue excluding barter, general and administrative expenses were 20% and 22% for the three and nine months ended September 30, 2002 compared to 41% and 37%, respectively, for the same periods in 2001. These overall declines are the result of the stabilization of infrastructure expenses and our initiatives to control costs.

Depreciation and Amortization

         Depreciation and amortization was $9,000, or 5%, higher for the three months ended September 30, 2002 compared to 2001 as certain capital equipment was placed in service during the third quarter of 2002. Depreciation and amortization for the nine months ended September 30, 2002 was $106,000, or 19%, lower than the comparable period in 2001 due to the expiration of lease terms on certain capital lease assets.

Interest Income (Expense), Net

         Interest income and expense consists of interest income on invested cash and cash equivalents, and interest expense on capital lease obligations and the 10% convertible subordinated note payable. Net interest income for the three and nine months ended September 30, 2002 was $69,000, or 183%, and $120,000, or 174%, respectively, higher than the amounts reported in the same periods in 2001, as interest expense was eliminated due to the expiration of lease terms on certain capital lease assets and the repayment of our subordinated note payable, discussed below.

Gain on Early Extinguishment of Debt

         On February 6, 2002, we entered into a Termination Agreement and General Release (the “Agreement”) with Reassure America Life Insurance Company (“REALIC”), successor by merger to The Midland Life Insurance Company, holder of the $4,350,000 10% convertible subordinated note payable. Pursuant to the terms of the Agreement, REALIC agreed to full repayment of the note, including accrued interest, on February 22, 2002 for $3,400,000 in cash. We recorded a gain on early extinguishment of debt of approximately $2,022,000 in the quarter ended March 31, 2002.

Liquidity and Capital Resources

         In the past, we were funded with capital raised from stockholders and from the proceeds of our initial public offering in May 1999. Currently, our principal sources of liquidity are the cash and cash equivalents generated by our operations. As of September 30, 2002, we had working capital of $7,859,000, and our primary commitments were approximately $853,000 in operating and capital lease payments over the next five years, as well as capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $3,100,000 through September 30, 2003. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or any off balance sheet arrangements. The early repayment of our $4,350,000 10% convertible subordinated note, including accrued interest, for $3,400,000 in cash will save us approximately $3,125,000 in principal and interest between August 2002 and August 20, 2004, the original maturity date.

         During the nine months ended September 30, 2002, we generated $2,444,000 of net cash from operating activities. Our net income of $5,341,000 was adjusted for non-cash charges of $461,000, the gain on early extinguishment of debt of $2,022,000 and a net negative change in the components of working capital of $1,336,000. Of this negative charge, $1,693,000 resulted from the increase in accounts receivable balances. During the nine months ended September 30, 2001, net cash of $236,000 was used in operating activities, primarily for funding normal business activities.

         Net cash used in investing activities for the nine months ended September 30, 2002 and 2001 consisted of purchases of equipment.

         Net cash used in financing activities for the nine months ended September 30, 2002 represented principal payments on our capital leases and the early repayment of our $4,350,000 10% convertible subordinated note, including accrued interest, for $3,400,000 in cash. Net cash used in financing activities in 2001 consisted of principal payments on our capital leases.

         We have incurred net losses in each of our last six fiscal years and had an accumulated deficit of approximately $55 million as of September 30, 2002. We are working to manage our cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, we have substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. We also reduced employment levels of continuing operations and consolidated our physical locations. Based on these actions and our current strategic initiatives, we believe our existing capital resources will be sufficient to satisfy our cash requirements into 2004. However, there are no assurances that such actions will ensure cash sufficiency through 2004 or that reducing marketing or other expenses will not curtail revenue growth.

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

Interest Rate Risk

         The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of September 30, 2002, all of our cash equivalents matured in less than three months.

Exchange Rate Sensitivity

         Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Within 90 days prior to the date of this report, management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

         In addition, management, including our Chief Executive Officer and our Chief Financial Officer, reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Part II – OTHER INFORMATION

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

Bankrate, Inc.
Dated: November 14, 2002	By:	/s/ ROBERT J. DEFRANCO

Robert J. DeFranco Senior Vice President Chief Financial Officer

Certification of CEO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Elisabeth DeMarse, the Chief Executive Officer of Bankrate, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bankrate, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ ELISABETH DEMARSE

Elisabeth DeMarse Chief Executive Officer

Certification of CFO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert J. DeFranco, the Chief Financial Officer of Bankrate, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bankrate, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ ROBERT J. DEFRANCO

Robert J. DeFranco Chief Financial Officer