Form 10-K
period 2002-12-31
BANKRATE INC
filed 2003-03-31
CIK 1080866

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25681

(exact name of registrant specified in its charter)

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

Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on February 28, 2003 as reported by the Nasdaq SmallCap Market was approximately $28,043,098. As of February 28, 2003, the Registrant had outstanding 14,206,609 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Parts I and III of this report.

ITEM 1.           BUSINESS

This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For information concerning these factors and related matters, see “Risk Factors” below and “Forward-Looking Statements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

Bankrate, Inc. owns and operates an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com, is the Internet’s leading aggregator of information on more than 200 financial products, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications.

Bankrate.com provides the tools and information that can help consumers make better financial decisions. We regularly survey more than 4,800 financial institutions in all 50 states in order to provide the most current objective, unbiased rates. Hundreds of print and online partner publications depend on Bankrate.com as the trusted source for financial rates and information.

Over two decades ago, we began as a print publisher of the newsletter Bank Rate Monitor. Our rate tables provide, at no cost to the consumer, a detailed list of lenders by market and include relevant details to help consumers compare loan products.

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

Information concerning our advertising views and page views appears below:

Bankrate, Inc.
Internet Advertising Views and Page Views
(in millions)

For the year ended December 31,	2002	2001	2000	1999	1998

Ad Views	2,716	1,577	405	288	104

Page Views	268	237	136	89	40

Prior to 1996, and dating back to 1976, our principal business was the publication of print newsletters, the syndication of unbiased editorial bank and credit product research to newspapers and magazines, and advertising sales of the Consumer Mortgage Guide. We currently syndicate editorial research to 102 newspapers that have combined single day circulation in excess of 30.2 million copies and to two national magazines with combined monthly circulation in excess of 3 million copies. The Consumer Mortgage Guide is a weekly newspaper-advertising table consisting of product and rate information from local mortgage companies and financial institutions. The Consumer Mortgage Guide appears weekly in approximately 22 U.S. metropolitan newspapers with combined single day circulation in excess of 4.1 million copies. Together, these Bankrate.com branded print activities have the potential of reaching 36.9 million readers according to Editor & Publisher International 2002 Year Book.

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations and Critical Accounting Policies, and Note 11 to the Financial Statements below for a discussion of our two reportable business segments: online publishing, and print publishing and licensing.

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

Despite weakness in advertising spending on the Internet, we have seen steady interest in our primary niches – mortgages, automobile loans, home equity loans and CD/savings products. In addition, we believe our faith in the long-term benefits of the Internet is well founded. The ability of the Internet to provide a platform for frictionless communication between consumers and businesses has not changed. We believe Bankrate, Inc. is positioned to benefit from any growth in Internet usage and the return of the Internet advertising market.

Restructuring

We spent much of 2000 and 2001 refocusing the Company’s business efforts into our primary Web site, Bankrate.com, while actively controlling expenses and pursuing additional sources of revenue. In addition, we sold or curtailed development of under-performing Web sites and business units. The following steps were taken as a direct result of our strategic reorganization initiatives.

•         We substantially reduced marketing expenditures beginning in January 2000.

•         In May 2000, we sold CPNet.com, our online advertising network that provided content and advertising management to college newspaper Web sites.

•         In June 2000, we reduced employment levels of continuing operations by 10% and began consolidating our physical locations.

•         In June 2000, we shut down our Broadcast Operations that produced Cost of Life personal finance video segments distributed to television stations.

•         In June 2000, we shut down ilife.com, our vertical personal finance portal, and incorporated IntelligentTaxes.com, our personal income tax information Web site, as a channel of Bankrate.com.

•         In July 2000, we sold Pivot.com, our virtual insurance agency and fulfillment/call center.

•         In August 2000, we shut down and sold certain assets of Consejero.com, our Spanish-language personal finance Web site, and Garzarelli.com, a subscription Web site for investment advisor Elaine Garzarelli.

•         In December 2000, we shut down GreenMagazine.com, our alternative personal finance Web site, and the print publication Green Magazine.

•         In 2001, we terminated unprofitable distribution and advertising agreements, formed a telemarketing group in our advertising sales staff to focus primarily on hyperlink sales, and focused our marketing efforts on non-cash intensive marketing programs such as sweepstakes, promotions and barter transactions.

Strategy

We believe that the consumer banking sector holds significant opportunities for growth and expansion. As we grow, we are seeking to consolidate our position as the industry leader in the gathering of rate data and to expand our brand recognition with consumers and partners. Elements of our strategy include:

•         Continuing to provide advertisers with high-quality, ready-to-transact consumers: By advertising on our site, either through purchasing graphic ads, hyperlinks, or sponsorships, banks, brokers and other advertisers are tapping into our strongest resource, consumers on the verge of engaging in a transaction. By allowing advertisers to efficiently access these “in-market” consumers, we are helping advertisers lower their own costs of acquiring new customers, and ultimately creating a transaction that is beneficial for the advertiser, the consumer and us.

•         Remaining the dominant brand in consumer bank rate data and content: We are continuing our strong push to remain the dominant player in our market. We believe we are the number one competitor in our market on a number of levels, including revenue, the number of banks surveyed, the number of pages viewed by consumers and the number of unique visitors.

•         Continued, low-risk growth through partnering with top Web sites: Our partner network provides Bankrate.com with a steady stream of visitors, with little to no advertising risk to the Company. As the bulk of these agreements are revenue- sharing, we only pay out a percentage of what we actually bring in.

•         Zealously guarding our limited resources: Our greatest assets are our people, our partners and our brand. We carefully weigh every decision for the potential impact on these three resources.

Distribution Arrangements

During 2002, approximately 32% of the traffic to Bankrate.com was attributable to the distribution (or syndication) arrangements we have with other Web site operators. Our distribution arrangements fall into two categories: (1) co-branding, in which we establish a “co-branded” site with another Web site operator, and (2) licensing, in which we provide content to the other operator’s Web site together with a hyperlink to our own site. We have found co-branding to be more effective in driving traffic to our site.

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

Our largest partners in terms of driving traffic to our site as of December 31, 2002 included AT&T Worldnet, America Online, Bloomberg, Compuserve, Dollar Stretcher, Earthlink, MSN, Netscape, USA Today and Yahoo!

Financial Product Research

Our research staff is made up of 35 employees who track comparative information on more than 200 financial products and services, including checking accounts, consumer loans, lines of credit, mortgages, certificates of deposit, savings accounts, credit cards, money market accounts, brokerage accounts and online accounts. We cover both personal and small business accounts offered through branch offices and on the Internet by banks, thrifts, credit unions, credit card issuers, mortgage bankers and mortgage brokers. We estimate that over 1,000,000 items of data are gathered each week for more than 170 markets across the United States from over 4,800 financial institutions. The information obtained includes not only interest rates and yields, but also related data such as lock periods, fees, points, and loan sizes for mortgages and grace periods, late penalties, cash advance fees, cash advance annual percentage rates, annual percentage yields, minimum payments, and terms and conditions of credit cards.

We adhere to a strict methodology in developing our markets and our institutional survey group. The market survey includes the 100 largest U.S. markets, as defined by the U.S. Census Bureau’s Metropolitan Statistical Area categories, along with the largest market in each state that does not include one of the largest 100 markets and other selected communities that represent areas of growth. We provide a comparative analysis of data by market and state as well as on a national basis.

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

The criteria for product listings consist of specific attributes, such as loan size and term that are used to define each type of financial instrument in order to ensure uniformity in the products that are compared. With the exception of the “Internet Banking Deals” table, no special offers are listed on our Internet site. Institutions listed in our Bankrate.com online tables that purchase hyperlinks to their own sites or purchase other advertising must comply with the same criteria for product listings that apply to other institutions or they will be removed.

All of our new research employees are provided with a four-week program of on-the-job training to ensure consistency of data-gathering and validation techniques. Follow-up refresher training is provided to our research employees on an ongoing basis to ensure that skill levels are maintained.

At the end of each weekly survey, data are archived as part of our 19-year old cumulative historical data file. This file provides a unique resource for our financial analysts and editorial team in developing trend graphs, charts and narrative analysis that is used by national and local media.

We are aware of the potential conflict of interest resulting from the sale of advertising to financial institutions while providing independent and objective research. However, we believe that no conflicts of interest have ever compromised our ability to provide independent and objective research, and we are committed to continue to provide such research in the future.

Editorial Content

In addition to our research department, as of December 31, 2002, we maintained an editorial staff of 16 editors, writers and researchers, and graphic designers who create original stories and content for our Web site. We also have relationships with more than 20 free-lance writers. Most of our editorial staff members are experienced journalists with newspaper or broadcast experience. For example, the reporters and editors of Bankrate.com have professional journalistic work experience ranging from three to 33 years, with an average of 12 years of experience. We believe the quality of our original content plays a critical role in attracting visitors to our site and co-branded partners to the Bankrate.com Web site.

Most of the content within our Web site is original and produced internally. There is a limited amount of third-party content, acquired under advertising revenue-sharing agreements or licenses that allow us to incorporate relevant information on our Web site that would otherwise require additional resources to produce. An example of this type of arrangement is the incorporation in Bankrate.com of currency conversion functionality from OANDA.com.

Print Publications

We continue to produce traditional print publications to absorb part of the cost of producing research and original editorial content. Additionally, we believe that print publishing activities contribute to greater exposure and branding opportunities for our Internet Web site. Our print publications activities include the following:

•         Consumer Mortgage Guide: We generate revenue through the sale of mortgage rate and product listings in 24 metropolitan newspapers across the United States with combined Sunday circulation of 4.3 million copies. We enter into agreements with the newspapers for blocks of print space, which is in turn sold to local mortgage lenders and we share the revenue with the newspapers on a percentage basis.

•         Syndication of Editorial Content and Research: We syndicate editorial research to 102 newspapers, which have a combined Sunday circulation of more than 30.2 million copies, and three national magazines with combined monthly circulation in excess of 3 million copies.

•         Newsletters: We publish three newsletters: 100 Highest Yields and Jumbo Flash Report, which target individual consumers, and Bank Rate Monitor, which targets an institutional audience. These newsletters provide bank deposit interest rate information with minimal editorial content.

Consumer Marketing

During 2000, we determined that our resources would be best leveraged by emphasizing non-cash intensive marketing programs. This gave us the opportunity to reach consumers using multiple advertising vehicles with a minimal depletion of our marketing budget. We have continued this successful strategy in 2002 by expanding our barter effort, purchasing a series of strategic, highly targeted online and print campaigns, and pay per performance campaigns on search engines. In addition, we have used sweepstakes and promotions efforts to drive site traffic and grow our e-mail newsletter subscriber base. All consumer marketing efforts are designed, implemented, and tracked by our employees.

Advertising Sales

Our advertising sales staff consisted of 16 salespeople and support staff as of December 31, 2002. It is divided into two groups: the Graphic Ad Team (“GAT”) and the Telemarketing Group (“Telemarketing”). The GAT focuses on selling graphic ads and hyperlinks to national advertisers, while Telemarketing primarily sells hyperlinks to regional and local advertisers. Most of our salespersons are located in our North Palm Beach corporate headquarters. We also maintain two satellite offices in New York, New York and Irvine, California. Each salesperson is responsible for a designated geographic region of the United States.

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

Advertising Alternatives

Our advertisers can target prospective customers using several different approaches:

•        Targeting specific geographic and product areas; for example, mortgage shoppers in Atlanta, Georgia; or just one of these – all consumers interested in mortgages, or all consumers from Atlanta

•        Focusing on consumers in specific situations, such as those who are first-time home buyers, or those actively shopping for CDs

•        General rotation throughout our site

Our most common graphical advertisement sizes are banners, which are prominently displayed at the top or bottom of a page (486 x 60 pixels) and badges, which are smaller than banners (125 x 125 pixels). We offer banners and badges which can be targeted to specific areas of our site, or on a general rotation basis. Advertising rates may vary depending upon the quantity of advertisements purchased by an advertiser and the length of time an advertiser runs an advertisement on our site. Discounts are available based upon the volume of advertisements purchased.

We also sell posters, which are oversize advertisements that contain more information than traditional advertisements. We position posters on certain pages so that they dominate the page. Advertisers may also purchase sponsorship positions on the Bankrate.com home page and the main page for each product channel. In addition, we offer product special issues that are available for single sponsorships. Rates for product special issues are based on expected impression levels and additional content requirements.

Providing effective tools for managing advertising campaigns is essential to maintaining advertising relationships. We use a state-of-the-art program under license from a third party that allows our advertisers to monitor their spending on our Web sites in real-time for impressions received and click-through ratios generated. We also accept impression counts from other third party servers.

Hyperlinks

Financial institutions that are listed in our rate tables have the opportunity to hyperlink their listings. By clicking on the hyperlink, users are taken to the institution’s Web site. A substantial benefit to advertisers with the hyperlink rate listing is that the hyperlinks are in fixed placement on the rate pages and are shown every time a user accesses a page. In contrast, banner advertisements are rotated based on the number of impressions purchased. Hyperlinks are sold under contracts that range primarily between three and twelve months. The number of hyperlinked rate listings that can be added to a rate page is limited only by the number of institutions listed, while banner positions are limited by available space.

E-Mail Sponsorships

We publish more than a dozen e-mail newsletters ranging from specific topics such as CDs, credit cards, and mortgages, to broader topics such as frugal living, monthly checkups and weekly news to “alert” newsletters (e-mails alerting subscribers every time a rate changes in mortgages or CDs, or when stories are published on a particular topic). These newsletters offer another marketing and sales outlet for us. With approximately 750,000 e-mail subscriptions, we believe our e-mail newsletters represent attractive advertising space for our customers. Advertisers can sponsor e-mails with both text and graphic ads.

Advertisers

We market to local advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country. As of December 31, 2002, we had 56 graphic advertisers and 532 hyperlink advertisers, some of which are both graphic and hyperlink advertisers. Among our larger advertisers are GetSmart/Providian Financial Corporation, Mortgage Expo/Cyber Financial Network, iHomeowners, Inc., E-Loan, Inc., PeopleFirst Finance, LLC, Net Bank, Inc., Lending Tree, Inc., American Express, A-1 at Homebound Mortgage, Greenpoint Mortgage Funding, Inc., ING Direct, Wells Fargo Bank,

Washington Mutual and Bank of America. We had one online customer, GetSmart/Providian Financial Corporation, who accounted for approximately 11%, 4% and 8%, respectively, of total revenue for the years ended December 31, 2002, 2001 and 2000. Sales to no other customer exceeded 10% of total revenue for the periods presented. No revenues were generated outside of the United States.

Competition

We compete for advertising revenues across the broad category of personal finance information provided in traditional media such as newspapers, magazines, radio, and television, and in the developing market for online financial publications. There are many competitors that have substantially greater resources than we do. Our online competition includes the following:

•         Personal finance sections of general interest sites such as Yahoo! and America Online;

•         Personal finance destination sites such as Forbes, Motley Fool, Smart Money, Kiplinger’s and CNNMoney.com;

•         E-commerce sites that provide banking and credit products and information such as E-LOAN and LendingTree; and

•         Rate listing sites, such as MonsterMoving.

Competition in the online segment is generally directed at growing users and revenue using marketing and promotion to increase traffic to Web sites. We believe that our original content, focus and objective product information differentiate us from our competitors.

Operations

We currently host our Web site on proprietary servers at a secure third party co-location facility in Atlanta, Georgia. This facility is manned, and our equipment is monitored continuously, 24 hours daily. The facility is powered continuously with multiple sources, including uninterruptible power supplies and internal power generators. The facility is connected to the Internet with redundant high-speed digital data lines that are diversely routed. Our Web site pages are served from an independent content distribution network for performance and redundancy. Much of the information presented on our Web site is stored on a dual-node database server cluster also housed in the co-location facility. Our systems are protected by a multi-layered security system including dual high-speed inspection state firewalls.

All of our systems are controlled remotely via an encrypted virtual private network (“VPN”) from our network operations center (“NOC”) in our principal office in North Palm Beach, Florida. Content on our Web site is created and initially stored on systems located at the NOC, then transferred at scheduled intervals during the day via the VPN to the systems at the Georgia co-location facility. The North Palm Beach facility systems are also powered redundantly by uninterruptible power supply units and a gas-powered electric generator.

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

Employees

As of December 31, 2002, we had 109 full-time employees, of which 16 were in Web site and content operations, 24 in sales, business development and marketing, 35 in content and data research, 8 in advertising revenue operations, 13 in product development and information technology, 7 in finance and accounting, and 6 in administration. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our employee relations to be good. Prior to June 2000, we leased all of our employees, with the exception of the employees of our former subsidiary, Professional Direct Agency, Inc. (“Pivot”), from Vincam Human Resources, Inc. under the terms of a co-employment agreement. This agreement was terminated by mutual agreement effective June 1, 2000, and all leased employees became our direct employees.

Risk Factors

We Have a History of Losses

We have incurred net losses in six of our last seven fiscal years, resulting in an accumulated deficit of approximately $53 million as of December 31, 2002.

We have succeeded in managing our cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, we have substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. We sold CPNet.com and Pivot in May 2000 and July 2000, respectively, shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000 (see Notes 5 and 6 to the financial statements in Item 8. below). These transactions yielded approximately $4,392,000 in cash and reduced operating expenses. We have also reduced employment levels of continuing operations and consolidated our physical locations. In February 2002, we completed the early repayment of our $4,350,000 convertible subordinated note payable, including accrued interest, for $3,400,000 (see Note 6 to the financial statements in Item 8. below). We have generated cash from operations for seven consecutive quarters through December 31, 2002. Based on these actions and our current plan, we believe our existing capital resources will be sufficient to satisfy our cash requirements through at least the next 12 months.

We Use Barter Transactions, Which Do Not Generate Cash

Revenue from barter transactions represented approximately 11%, 14% and 5% of total revenue for the years ended December 31, 2002, 2001 and 2000, respectively. We expect barter revenue to represent approximately 10% of our total revenue in future periods. Barter transactions do not generate any cash and are entered into to promote our brand and generate traffic to our Web site without spending any of our cash resources (see Revenue-Online Publishing Revenue in Item 7. below) .

Our Success Depends on Internet Advertising Revenue

We expect to derive approximately 85% of our revenue in the foreseeable future through the sale of advertising space and hyperlinks on our Internet Web pages. Any factors that limit the amount advertisers are willing to spend on advertising on our Web site could have a material adverse effect on our business. These factors may include: (1) a lack of standards for measuring Web site traffic or effectiveness of Web site advertising; (2) a lack of established pricing models for Internet advertising; (3) the failure of traditional media advertisers to adopt Internet advertising; (4) the introduction of alternative advertising sources; and (5) a lack of significant growth in Web site traffic.

Continuing to demonstrate the effectiveness of advertising on our Web site is critical to our ability to generate advertising revenue. Currently, there are no widely accepted standards to measure the effectiveness of Internet advertising, and we cannot be certain that such standards will develop sufficiently to support our growth through Internet advertising.

Currently, a number of different pricing models are used to sell advertising on the Internet. Pricing models are typically either CPM-based or performance-based (cost per click). We predominantly utilize the CPM-based model, which is based upon the number of advertisement impressions. The performance-based, or per click, model generates payments on each individual click even though it may take multiple advertisement impressions to generate one click-through. We cannot predict which pricing model, if any, will emerge as the industry standard. Therefore, it is difficult for us to project our future advertising rates and revenues. For instance, banner advertising, which is one of our primary sources of online revenue, may not be an effective advertising method in the future. If we are unable to adapt to new forms of Internet advertising and pricing models, our business could be adversely affected.

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

Our Success Depends on Interest Rate Volatility

We provide interest rate information for mortgages and other loans, credit cards and savings accounts. Visitor traffic to Bankrate.com tends to increase with interest rate movements and decrease with interest rate stability. Factors that have caused significant visitor fluctuations in the past have been Federal Reserve Board actions and general market conditions affecting home mortgage interest rates. During 2002, approximately 41% of advertisement views on Bankrate.com were on its mortgage pages. Additionally, the level of traffic to Bankrate.com can be dependent on interest rate levels as well as mortgage re-financing activity. Accordingly, a slowdown in mortgage production volumes could also have a material adverse effect on our business.

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

Our Success Depends on Establishing and Maintaining Distribution Arrangements

Our business strategy includes the distribution of our content through the establishment of co-branded Web pages with high-traffic business and personal finance sections of online services and Web sites. A CO-branded site is typically a custom version of our Web site with the graphical look, feel, and navigation, of the CO-branded partner’s Web site. Providing access to these CO-branded Web pages is a significant part of the value we offer to our advertisers. We compete with other Internet content providers to maintain our current relationships with other Web site operators and establish new relationships. In addition, as we expand our personal finance content, some of these Web site operators may perceive us as a competitor. As a result, they may be unwilling to promote distribution of our banking and credit content. We cannot guarantee that our distribution arrangements will attract a sufficient number of users to support our current advertising model. During 2002, approximately 32% of the traffic to our Web site originated from the Web sites of operators with which we have distribution arrangements. In addition, our business could be adversely affected if we do not establish and maintain distribution arrangements on favorable economic terms.

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

Our Markets Are Highly Competitive

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Yahoo! and America Online; personal finance destination sites such as Forbes, Motley Fool, Smart Money, Kiplinger’s and CNNMoney.com; e-commerce sites that proved banking and credit products and information such as E-LOAN and LendingTree; and rate listing sites such as MonsterMoving. In addition, new competitors may easily enter this market as there are few barriers to entry. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Many competitors have complementary products or services that drive traffic to their Web sites. Increased competition could result in lower Web site traffic, advertising rate reductions, reduced margins or loss of market share, any of which would adversely affect our business. We cannot be certain that we will be able to compete successfully against current or future competitors.

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

Our Web site has in the past, and may in the future, experience slower response times or interruptions as a result of increased traffic or other reasons. These delays and interruptions resulting from failure to maintain Internet service connections to our site could frustrate users and reduce our future Web site traffic, which could have a material adverse effect on our business.

All of our communications and network equipment is co-located at our corporate headquarters in North Palm Beach, Florida and at a secure third party co-location facility in Atlanta, Georgia. Multiple system failures at these locations could lead to interruptions or delays in service for our Web site, which could have a material adverse effect on our business. Our operations are dependent upon our ability to protect our systems against damage from fires, hurricanes, earthquakes, power losses, telecommunications failures, break-ins, computer viruses, hacker attacks and other events beyond our control. Although we maintain business interruption insurance, it may not adequately compensate us for losses that may occur due to failures of our systems.

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

Any future infringement or other claims or prosecutions related to our intellectual property could have a material adverse effect on our business. Defending against any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content or trademarks, develop new technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

We May Face Liability for Information on Our Web Site

Much of the information published on our Web site relates to the competitiveness of financial institutions’ rates, products and services. We may be subjected to claims for defamation, negligence, copyright or trademark infringement or other theories relating to the information we publish on our Web sites. These types of claims have been brought, sometimes successfully, against online services as well as print publications. Our insurance may not adequately protect us against these types of claims.

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

Our Ownership is Heavily Concentrated

At February 28, 2003, approximately 57% of our outstanding common stock was beneficially owned by our officers and directors, including Peter C. Morse, a director and our largest shareholder, who beneficially owned approximately 40% of our outstanding common stock. As a result, our officers and directors will be able to exercise control over all matters requiring shareholder approval. In particular, these controlling shareholders will have the ability to elect all of our directors and approve or disapprove significant corporate transactions. This control could be used to prevent or significantly delay another company or person from acquiring or merging with us.

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

Our Stock Price May Be Volatile in the Future

The stock prices and trading volume of Internet-related companies have been extremely volatile. Accordingly, our stock price can be volatile as well. In January 2001, we announced that our common stock had been removed from the Nasdaq National Market and had become eligible for trading on the OTC Bulletin Board. On January 9, 2003, we announced that our common stock had begun trading on the Nasdaq SmallCap Market under our existing stock symbol “RATE.”

ITEM 2.         PROPERTIES

Our principal administrative, sales, Web operations, marketing and research functions are located in one leased facility in North Palm Beach, Florida. The facility is leased from Bombay Holdings, Inc., which is wholly-owned by Peter C. Morse, a director and 40% stockholder. The lease is for approximately 14,300 square feet and expires on December 31, 2003. We also lease approximately 4,500 square feet in New York, New York that is principally used for administration, sales and business development. The New York office lease expires in September 2006. We also lease approximately 500 square feet on a month-to-month basis in Irvine, California that is used principally as a sales office.

We believe that all of our facilities are adequate and suitable for operations in the foreseeable future. However, we may undertake the expansion of certain facilities from time to time in the ordinary course of business.

See Notes 9 and 10 to the financial statements in Item 8 below for more information about our leased facilities.

ITEM 3.         LEGAL PROCEEDINGS

On March 28, 2000, a purported class-action lawsuit was filed against us and others in the United States District Court for the Southern District of New York. The suit alleged that we violated federal securities laws by, among other things, selling securities pursuant to a defective registration statement, and misrepresenting and/or omitting material information concerning our financial results for the quarter ended March 31, 1999, and other financial information, in our registration statement filed with the Securities and Exchange Commission in connection with our initial public offering. The action, seeking an unspecified amount of money damages, was filed purportedly on behalf of all stockholders who purchased shares of our common stock during the period from May 13, 1999, through March 27, 2000. We filed a motion to dismiss this complaint and, on March 28, 2001, the suit was dismissed with prejudice. On April 25, 2001, plaintiffs appealed the decision to dismiss the suit to the United States Court of Appeals for the Second Circuit. On January 28, 2003, the United States Court of Appeals for the Second Circuit affirmed the dismissal of this action in its entirety. Although the plaintiff has 90 days from January 28, 2003 to appeal the dismissal to the U.S. Supreme Court, we believe, after consulting with legal counsel, that the probability of an unfavorable outcome is unlikely.

In July 2000, we sold our former wholly-owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, we agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At December 31, 2002, the outcome of this matter was uncertain. We cannot estimate at this time the amount of loss, if any, that could result from an adverse resolution of this litigation.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and current positions of our executive officers as of March 15, 2003 are listed in the table below. All officers are elected for one-year terms or until their respective successors are chosen. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

Executive Officers

Name	Age	Position

Elisabeth DeMarse	48	President, Chief Executive Officer and Director

G. Cotter Cunningham	40	Senior Vice President and Chief Operating Officer

Robert J. DeFranco	46	Senior Vice President and Chief Financial Officer

Edward L. Newhouse	43	Senior Vice President and Chief Revenue Officer

Elisabeth DeMarse. Ms. DeMarse has served as President and Chief Executive Officer of the Company since April 2000. Prior to that time, Ms. DeMarse served as Executive Vice President of International Operations at Hoover’s, Inc., which operates Hoover’s Online, from February 1999. Previously, she was an Executive Vice President at Bloomberg L.P. Ms. DeMarse spent ten years at Bloomberg L.P. in various leadership positions, where she led the start-up of eight businesses including Bloomberg.com, Bloomberg’s e-commerce and i-commerce divisions and Bloomberg’s print divisions. Prior to Bloomberg, she served four years at Citibank’s Information Business, and over four years at Western Union marketing telecommunications services. Ms. DeMarse holds an A.B. cum laude from Wellesley College where she majored in history, and an M.B.A. from Harvard with an emphasis on marketing.

G. Cotter Cunningham. Mr. Cunningham has served as Senior Vice President and Chief Operating Officer of the Company since September 2000. Prior to that, he served as interim President and Chief Executive Officer of the Company from February 2000 and as Senior Vice President-Marketing and Sales of the Company from February 1999. From 1997 to 1999, Mr. Cunningham was Vice President and General Manager of Valentine McCormick Ligibel, Inc., an advertising agency specializing in new media. From 1992 to 1997, Mr. Cunningham was Vice President of Block Financial Corporation, where he created, launched and directed the CompuServe Visa and WebCard Visa credit card programs. Mr. Cunningham holds a B.S. in Economics from the University of Memphis and an M.B.A. from Vanderbilt University’s Owen Graduate School of Management.

Robert J. DeFranco. Mr. DeFranco has served as Senior Vice President and Chief Financial Officer of the Company since September 2000. Prior to that he served as Vice President - Finance and Chief Accounting Officer from March 1999. From 1986 to 1999, he held various positions in corporate accounting and finance for companies including Ocwen Financial Corporation (as Director of Finance from January 1998 through March 1999), SunTrust Banks, Inc. (as Vice President-Financial Reporting from February 1995 through December 1997), Ryder System, Inc. and Southeast Banking Corporation. From 1978 to 1986 he was a member of the commercial audit division of Arthur Andersen & Co., Miami, Florida, where he last served as senior audit manager for a variety of publicly-held and privately-held companies in industries including banking and other financial institutions, manufacturing, distribution and real estate development. Mr. DeFranco is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. DeFranco received a B.S. degree with a major in accounting from Florida State University in 1978.

Edward L. Newhouse. Mr. Newhouse has served as Senior Vice President-Chief Revenue Officer since August 2000. Prior to that, he was Vice President, Director of Sales of 24/7 Media, Inc. since 1997. He was a founding member of 24/7 Media and was responsible for sales of over 2.2 billion monthly impressions, e-mail sponsorships, e-commerce and direct marketing products representing such sites as AT&T Worldnet, Juno.com, WebCrawler, GoTo.com and AOL.com. In 1996, prior to joining 24/7 Media, Inc., Mr. Newhouse worked with Millennium Media/Katz Media as VP Director, East Coast Sales and as a founding member of the interactive division of the world’s largest media rep firm. He has also worked for a variety of publishing companies, including Cowles Business Media and Advance Publications/Conde Nast. Mr. Newhouse holds a B.S. from the Rochester Institute of Technology, where he studied publishing production and management, and sales and marketing.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)     Our common stock traded on the Nasdaq National Market from May 1999 until January 26, 2001. Prior to May 1999, there was no established market for the shares.

Effective January 29, 2001, our common stock was removed from the Nasdaq National Market and immediately became eligible for trading on the OTC Bulletin Board. Nasdaq’s decision to delist our common stock from the Nasdaq National Market was based on our net tangible assets, as defined by Nasdaq, falling below the required $4,000,000 minimum amount.

Effective January 9, 2003, our common stock began trading on the Nasdaq SmallCap Market under its existing stock symbol “RATE.”

The price per share reflected in the table below represents, for the periods indicated, the range of high and low closing sale prices for our common stock as reported by the Nasdaq National Market from Tuesday, January 2, 2001 through Friday, January 26, 2001, and the range of high and low bid information for our common stock as reported by the OTC Bulletin Board from

Monday, January 29, 2001 through December 31, 2002. The OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not reflect actual transactions.

	HIGH	LOW

Year ended December 31, 2001
First quarter	$0.97	$0.22
Second quarter	1.50	0.41
Third quarter	0.99	0.47
Fourth quarter	0.85	0.45

Year ended December 31, 2002
First quarter	$1.29	$0.65
Second quarter	1.50	1.10
Third quarter	2.09	1.02
Fourth quarter	3.91	2.05

The closing sale price of our common stock as reported by the Nasdaq SmallCap Market on February 28, 2003 was $4.79 per share.

The number of shareholders of record of our common stock as of February 28, 2003, was 2,399.

We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.         SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the financial statements and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2002, 2001 and 2000, and the balance sheet data as of December 31, 2002 and 2001, are derived from, and are qualified by reference to, the financial statements of Bankrate, Inc. included elsewhere in this Form 10-K, which financial statements have been audited by KPMG LLP, independent auditors. The audit report is included elsewhere in this Form 10-K. The statement of operations data for the six months ended December 31, 1998 and the year ended June 30, 1998, and the balance sheet data as of December 31, 1999 and 1998, and June 30, 1998, have been derived from audited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,

	2002	2001	2000 (A)	1999 (B)	Six Months Ended December 31, 1998	Year Ended June 30, 1998

Statement of Operations Data
(In thousands, except share and per share data)
Revenue:
Online publishing	$22,651	$14,986	$12,283	$8,497	$1,809	$1,281
Print publishing and licensing	3,920	3,271	2,922	3,473	1,660	2,559

Total revenue	26,571	18,257	15,205	11,970	3,469	3,840

Cost of revenue:
Online publishing	4,227	3,268	7,114	5,627	1,424	1,340
Print publishing and licensing	2,862	2,174	1,983	2,387	1,101	1,961

Total cost of revenue	7,089	5,442	9,097	8,014	2,525	3,301

Gross margin	19,482	12,815	6,108	3,956	944	539

Operating expenses:
Sales	3,862	3,096	3,234	3,018	838	706
Marketing	3,477	2,923	3,874	16,459	305	145
Product development	1,422	1,386	1,950	2,025	450	698
General and administrative	5,537	5,512	8,467	9,415	1,540	1,752
Restructuring and impairment charges	—	—	2,285	—	—	—
Depreciation and amortization	622	700	874	422	98	66
Goodwill amortization	—	—	231	186	—	—

	14,920	13,617	20,915	31,525	3,231	3,367

Income (loss) from operations	4,562	(802)	(14,807)	(27,569)	(2,287)	(2,828)
Other income (expense), net	83	(134)	230	873	192	46
Gain on early extinguishment of debt	2,022	—	—	—	—	—
Noncash financing charge	—	—	—	(2,656)	—	—

Income (loss) before income taxes and discontinued operations	6,667	(936)	(14,577)	(29,352)	(2,095)	(2,782)
Income taxes from continuing operations	—	—	—	—	—	—

Income (loss) before discontinued operations	6,667	(936)	(14,577)	(29,352)	(2,095)	(2,782)

Discontinued operations:
Loss from discontinued operations	—	—	(3,215)	(2,136)	—	—
Gain on disposal of discontinued operations	—	—	871	—	—	—

	—	—	(2,344)	(2,136)	—	—

Net income (loss)	6,667	(936)	(16,921)	(31,488)	(2,095)	(2,782)
Accretion of Convertible Series A and Series B preferred stock to redemption value	—	—	—	(2,281)	—	—
Charge for conversion of nonredeemable convertible Series A preferred stock to redeemable	—	—	—	—	(4,438)	—

Net income (loss) applicable to common stock	$6,667	$(936)	$(16,921)	$(33,769)	$(6,533)	$(2,782)

Basic and diluted net income (loss) per share:
Income (loss) before discontinued operations-
Basic	$0.48	$(0.07)	$(1.05)	$(2.90)	$(0.52)	$(0.72)
Diluted	$0.46	$(0.07)	$(1.05)	$(2.90)	$(0.52)	$(0.72)
Discontinued operations-
Basic	$—	$—	$(0.17)	$(0.21)	$—	$—
Diluted	$—	$—	$(0.17)	$(0.21)	$—	$—
Net income (loss)-
Basic	$0.48	$(0.07)	$(1.22)	$(3.11)	$(0.52)	$(0.72)
Diluted	$0.46	$(0.07)	$(1.22)	$(3.11)	$(0.52)	$(0.72)
Accretion of Convertible Series A and Series B preferred stock to redemption value-
Basic	$—	$—	$—	$(0.23)	$—	$—
Diluted	$—	$—	$—	$(0.23)	$—	$—
Charge for conversion of nonredeemable convertible Series A preferred stock to redeemable-
Basic	$—	$—	$—	$—	$(1.11)	$—
Diluted	$—	$—	$—	$—	$(1.11)	$—
Net income (loss) applicable to common stock-
Basic	$0.48	$(0.07)	$(1.22)	$(3.34)	$(1.63)	$(0.72)
Diluted	$0.46	$(0.07)	$(1.22)	$(3.34)	$(1.63)	$(0.72)
Weighted average common shares outstanding:
Basic	13,997,168	13,992,950	13,872,788	10,113,928	4,018,700	3,846,200
Diluted	14,609,359	13,992,950	13,872,788	10,113,928	4,018,700	3,846,200

	As of December 31,					June 30, 1998

	2002	2001	2000	1999	1998

Balance Sheet Data
(In thousands)
Cash and cash equivalents	$11,001	$9,755	$8,891	$22,492	$1,633	$910
Working capital	9,369	7,865	7,057	18,973	658	164
Total assets	15,173	12,526	12,634	32,600	3,099	1,768
Subordinated note payable	—	4,350	4,350	4,350	—	—
Redeemable preferred stock	—	—	—	—	12,198	—
Total stockholders' equity (deficit)	10,650	3,982	1,573	17,445	(10,985)	657

  (A)    Excludes the operations of CPNet.com after May 2000, Pivot after July 2000, Consejero.com after September 2000, and includes GreenMagazine.com through December 2000.

  (B)    Includes the operations of CPNet.com from January 1999, and Pivot and GreenMagazine.com from August 1999, their respective acquisition acquisition dates.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the financial statements and related notes contained in this Form 10-K. In addition, this discussion contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other similar terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements of our industry, our Company, or both to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. These factors include those listed under “Risk Factors” in Item 1. above and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We make no commitment to update these statements in the future.

Overview

Bankrate, Inc. (the “Company”) owns and operates an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com, is the Web’s leading aggregator of information on more than 200 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications. Bankrate.com provides the tools and information that can help consumers make better financial decisions. We regularly survey approximately 4,800 financial institutions in all 50 states in order to provide the most current objective, unbiased rates. Hundreds of print and online partner publications depend on Bankrate.com as the trusted source for financial rates and information.

Over two decades ago, we began as a print publisher of the newsletter Bank Rate Monitor. Our rate tables provide, at no cost to the consumer, a detailed list of lenders by market and include relevant details to help consumers compare loan products.

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

Significant Developments

The following significant developments and transactions have affected our results of operations and our financial condition during the periods covered by the financial statements in Item 8 of this Report.

On February 25, 2000, we announced that William P. Anderson resigned as our President and Chief Executive Officer and as a director. Under the terms of his Executive Employment Agreement, Mr. Anderson received cash compensation totaling approximately $150,000 and continued to vest in his stock options through November 15, 2000, which resulted in a non-cash charge of approximately $860,000. Both the cash charge ($150,000) and the non-cash charge ($860,000) were recorded in the quarter ended March 31, 2000.

On April 5, 2000, Jeffrey M. Cunningham was appointed to our Board of Directors as non-executive chairman. In accordance with the terms of a Stock Purchase Plan and Subscription Agreement (the “Purchase Agreement”) entered into on that date, Mr. Cunningham purchased 431,499 shares of our common stock for $997,840 in cash or $2.31 per share, the closing price per share of our common stock on the date of purchase. In addition, on April 5, 2000, Mr. Cunningham was granted stock options under the 1999 Equity Compensation Plan to purchase 141,905 shares of common stock at $4.50 per share and 125,622 shares at $3.75 per share. One-half of the options vested and became exercisable on March 31, 2001, and the balance was to vest and become exercisable in equal monthly increments commencing on April 30, 2001 and concluding on March 31, 2002. Mr. Cunningham resigned from the Board on June 19, 2001. We recognized compensation expense of approximately $108,000 through June 30, 2001.

On April 27, 2000, Elisabeth DeMarse was elected to our Board of Directors and was elected President and Chief Executive Officer. On that date, Ms. DeMarse entered into an employment agreement with us that expired on April 27, 2002. Ms. DeMarse entered into a new agreement on April 27, 2002. Pursuant to the terms of her employment agreement, Ms. DeMarse is entitled to receive an annual base salary of $300,000 and a bonus of $100,000 payable in quarterly installments. We have agreed to provide other benefits, including $500,000 in term life insurance and participation in our benefit plans available to other executive officers. Under the terms of the employment agreement, Ms. DeMarse agrees to assign to us all of her copyrights, trade secrets and patent rights that relate to our business. Additionally, during the term of her employment and for a period of one year thereafter, Ms. DeMarse agrees not to compete with us and not to recruit any of our employees, unless we terminate her without cause or she resigns for good reason (as defined in the agreement). Upon Ms. DeMarse’s termination of employment for certain reasons (i.e., without cause, disability, resignation for good reason, or a change of control), we agree to pay her severance amount of $250,000, as well as reimburse her for health, dental and life insurance coverage premiums for one year after such termination. The agreement terminates on April 27, 2005. Ms. DeMarse was previously granted options to purchase 541,936 shares of our common stock under our 1999 Equity Compensation Plan at $2.69 per share, the fair market value on the date of grant. The options vested over a 24-month period. Ms. DeMarse surrendered all of these options and was granted options to purchase 541,936 shares at $0.85, the fair market value of our common stock on February 4, 2002, the date of grant, in connection with our stock option exchange program.

In May 2000, we sold the assets of The College Press Network (CPNet.com) to Colleges.com, Inc. for 190,000 shares of Colleges.com, Inc. common stock, of which 125,041 shares were delivered at the time of closing and 64,959 contingent shares. We originally recorded such shares at the net book value of the CPNet.com assets which, at the time of the sale, was approximately $71,000. During the quarter ended December 31, 2000, we charged this amount to restructuring and impairment charges after determining other than temporary impairment.

In June 2000, we recorded a restructuring charge of $1,298,000, or $0.09 per share, as a result of implementing certain strategic reorganization initiatives. Approximately $364,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a reduction of approximately 10% of the workforce in continuing operations and the elimination of positions in under-performing, non-core business units, all of which was paid in 2000. The remaining $934,000 of this charge related to the write-off of certain assets, primarily software, licenses and other installation costs, of an abandoned systems installation.

In July 2000, we sold Professional Direct Agency, Inc. (“Pivot”), our former-wholly owned subsidiary, for $4,350,000 in cash. In connection with the sale, we agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter involving Pivot and its co-founders and Midland Life Insurance Company (“Midland”). In March 2001, the case was dismissed based on a technical deficiency and in August 2001, the plaintiff re-filed the complaint. We have excluded any costs contingent on the outcome of this litigation from the calculation of the gain on sale. Pivot’s results of operations have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. We recorded a gain on the sale of $871,000 in the quarter ended September 30, 2000.

In August 2000, we shut down the operations of Consejero.com and sold certain of its assets, including fixed assets, software licenses and other intangible assets, for $41,800 in cash, resulting in a loss of approximately $86,000. Additionally, we recorded approximately $193,000 in charges for severance and other related shut-down costs, all of which were paid in 2000.

During the quarter ended September 30, 2000, we decided to stop publishing the print version of Green Magazine. Additionally, due to lower than expected traffic levels experienced by GreenMagazine.com and continued negative operational cash flows, we developed a revised operating plan and incorporated GreenMagazine.com into a channel of Bankrate.com. After evaluating the recoverability of goodwill, we recorded an impairment charge of approximately $476,000 to write the goodwill down to estimated fair value. In December 2000, we shut down GreenMagazine and we wrote off the remaining goodwill of approximately $73,000.

In September 2000, we recorded restructuring and impairment charges of approximately $843,000, or $0.06 per share, as a result of strategic reorganization initiatives. Approximately $88,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a further reduction of the workforce, all of which was paid in 2000. Approximately $279,000 related to the shut down and sale of assets of Consejero.com and other non-core assets. The remaining $476,000 resulted from the write down of the GreenMagazine.com goodwill discussed above.

In January 2001, our common stock was removed from the Nasdaq National Market and immediately became eligible for trading on the OTC Bulletin Board under the symbol “RATE.” Nasdaq’s decision to delist our common stock from the Nasdaq National Market was based on our net tangible assets, as defined by Nasdaq, falling below the required $4,000,000 minimum amount. On January 9, 2003, our common stock began trading on the Nasdaq SmallCap Market under its existing stock symbol “RATE.”

On July 3, 2001, we implemented a stock option exchange program in which employees were offered the opportunity to surrender stock options previously granted to them in exchange for new options to purchase an equal number of shares. Options to purchase 1,180,002 shares were surrendered under this program. The new options were granted on February 4, 2002, six months and one day after the date of cancellation. The exercise price of the new options was the closing market price of our common stock on the date of grant. The exchange program was designed to comply with FIN No. 44 and did not result in any additional compensation charges or variable plan accounting. As a result of this program, we recorded a non-cash compensation charge of approximately $481,000 for the unrecognized compensation expense of certain options surrendered under the option exchange program, and reclassified approximately $2,452,000 from accrued stock compensation expense to additional paid in capital in the quarter ended September 30, 2001.

On February 6, 2002 we entered into an agreement with Reassure America Life Insurance Company (“REALIC”), successor by merger to Pivot’s former owner. Pursuant to the terms of this agreement, REALIC agreed to full repayment of the $4,350,000 convertible subordinated note payable, including accrued interest, on February 22, 2002 for $3,400,000 in cash. Accordingly, we recorded a gain on early extinguishment of debt of approximately $2,022,000 in the quarter ending March 31, 2002.

Legal Proceedings

On March 28, 2000, a purported class-action lawsuit was filed against us and others in the United States District Court for the Southern District of New York. The suit alleged that we violated federal securities laws by, among other things, selling securities pursuant to a defective registration statement, and misrepresenting and/or omitting material information concerning our financial results for the quarter ended March 31, 1999, and other financial information, in our registration statement filed with the Securities and Exchange Commission in connection with our initial public offering. The action, seeking an unspecified amount of money damages, was filed purportedly on behalf of all stockholders who purchased shares of our common stock during the period from May 13, 1999, through March 27, 2000. We filed a motion to dismiss this complaint and, on March 28, 2001, the suit was dismissed with prejudice. On April 25, 2001, plaintiffs appealed the decision to dismiss the suit to the United States Court of Appeals for the Second Circuit. On January 28, 2003, the United States Court of Appeals for the Second Circuit affirmed the dismissal of the action in its entirety. Although the plaintiff has 90 days from January 28, 2003 to appeal the dismissal to the U.S. Supreme Court, we believe, after consulting with legal counsel, that the probability of an unfavorable outcome is unlikely.

In July 2000, we sold our former wholly-owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, we agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At December 31, 2002, the outcome of this matter was uncertain. We cannot estimate at this time, the amount of loss, if any, that could result from an adverse resolution of this litigation.

Results of Operations and Critical Accounting Policies

The following table displays our results for the respective periods expressed as a percentage of total revenues.

	Year Ended December 31,

	2002	2001	2000

Statement of Operations Data
Revenue:
Online publishing	85%	82%	81%
Print publishing and licensing	15	18	19

Total revenue	100	100	100

Cost of revenue:
Online publishing	16	18	47
Print publishing and licensing	11	12	13

Total cost of revenue	27	30	60

Gross margin	73	70	40

Operating expenses:
Sales	15	17	21
Marketing	13	16	25
Product development	5	8	13
General and administrative	21	30	56
Restructuring and impairment charges	—	—	15
Depreciation and amortization	2	4	6
Goodwill amortization	—	—	2

	56	75	138

Income (loss) from operations	17	(4)	(97)
Other income (expense), net	—	(1)	2
Gain on early extinguishment of debt	8	—	—

Income (loss) before income taxes and discontinued operations	25	(5)	(96)
Income taxes from continuing operations	—	—	—

Income (loss) before discontinued operations	25	(5)	(96)

Discontinued operations:
Loss from discontinued operations	—	—	(21)
Gain on disposal of discontinued operations	—	—	6

	—	—	(15)

Net income (loss)	25%	(5%)	(111%)

The following is our analysis of the results of operations for the periods covered by our financial statements, including a discussion of the accounting policies and practices (revenue recognition and impairment) that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements. As in the financial statements, Pivot is treated as a discontinued operation for all periods discussed below.

Revenue

Online Publishing Revenue

We sell graphic advertisements on our Web site (including co-branded sites) consisting of banner, badge, billboard, poster and island advertisements. These advertisements are sold to advertisers according to the cost per thousand impressions, or CPM, the advertiser receives. The amount of advertising we sell is a function of (1) the number of advertisements per Web page, (2) the number of visitors viewing our Web pages, and (3) the capacity of our sales force. Advertising sales are invoiced monthly based on the number of advertisement impressions or the number of times the advertisement is viewed by users of our Web site. Revenue is recognized monthly based on the percentage of actual impressions to the total number of impressions contracted. Revenue for impressions invoiced but not delivered is deferred. Additionally, we generate revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to our Web site transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenues are shared according to distribution agreements. Revenue is recorded at gross amounts and revenue payments are recorded in cost of revenue. We also sell hyperlinks to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned.

Online publishing revenue also includes barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. In January 2000, we adopted Emerging Issues Task Force (“EITF”) 99-17, Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on our Web site. Barter expense is recognized when our advertisements are run on the other companies’ Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to our delivering the advertising impressions, a liability is recorded. If we deliver advertising impressions to the other companies’ Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at December 31, 2002. At December 31, 2001 and 2000, we recorded prepaid expenses of approximately $8,000 and $200,000, respectively, for barter advertising to be received. Barter revenue was approximately $2,912,000, $2,558,000 and $757,000, and represented approximately, 11%, 14% and 5% of total revenue, respectively, for the years ended December 31, 2002, 2001 and 2000.

Online publishing revenue was $22,651,000, $14,986,000 and $12,283,000 in 2002, 2001 and 2000, respectively, representing annual growth rates of 51% and 22% for 2002 and 2001, respectively. Excluding barter revenue, online publishing revenue was $19,739,000, $12,428,000 and $11,526,000 in 2002, 2001 and 2000, respectively, representing annual growth rates of 59% and 8% for 2002 and 2001, respectively. The increase in 2002 over 2001 was due to higher graphic advertisement and hyperlink sales. Graphic advertisement sales were $3,288,000, or 44%, higher in 2002 as approximately 284 million, or 30%, more advertisements were sold in 2002 compared to 2001. Additionally, graphic advertisements were sold at approximately 27% higher rates per thousand page views than in 2001. Hyperlink sales were $4,069,000, or 86%, higher in 2002 due to a 55% increase in the number of hyperlink advertisers over 2001. Consumer demand for our services was heightened during 2002 due to the declining interest rate environment. Our advertisers increased their spending in efforts to capitalize on this demand.

Although our available inventory increased by almost 300% in 2001 over 2000, our annual growth rate declined as a result of terminating unprofitable advertising and distribution relationships, smaller advertising buys from certain existing customers and our customers’ response to uncertain economic conditions during 2001. The increase in online publishing revenue excluding barter in 2001 was primarily due to a $1,626,000, or 52%, increase in hyperlink sales resulting from an increase in the number of hyperlink advertisers.

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

Historically, our first calendar quarter has been our highest in terms of page views, and we have typically experienced a slowdown in traffic during our third and fourth quarters. During 2002, certain traffic initiatives and expanded commitments from our distribution partners as well as the activity in mortgage lending caused increases in traffic inconsistent with our historical trends. Based on historical trends and current economic conditions, we believe we will experience an increase in traffic and online publishing revenue during the first quarter of 2003 and a slowdown during our third and fourth quarters.

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

We also earn fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters, and from providing rate surveys to institutions and government agencies. In addition, we license research data under agreements that permit the use of rate information we develop to advertise the licensee’s products in print, radio, television and web site promotions. Revenue for these products is recognized ratably over the contract/subscription periods.

Print publishing and licensing revenue increased $649,000, or 20%, in 2002 over 2001, and $349,000, or 12%, in 2001 over 2000, due primarily to increases of 32% and 18%, respectively, in Consumer Mortgage Guide revenue. These increases resulted from declining interest rates during 2002 and 2001 that bolstered the refinance markets and caused more advertisers to publish their rates.

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

Online publishing costs increased $958,000, or 29%, in 2002 compared to 2001. This increase was due primarily to higher revenue sharing payments ($400,000, or 45%) to our distribution partners due to higher associated revenue; approximately $309,000, or 296%, higher Telesales operating costs reflecting a full year of operations in 2002 compared to five months in 2001; higher e-mail distribution costs ($100,000 or 45%) supporting the 149% increase in e-mail related revenue; and approximately $100,000 higher consulting and software licensing expense supporting the higher revenue levels in 2002.

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

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses directly associated with print publishing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Consumer Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs vary proportionately with the related revenue and increased $689,000, or 32%, in 2002 compared to 2001, and $191,000, or 10%, in 2001 compared to 2000. Revenue sharing payments and business development costs accounted for the majority of these variances.

Gross Margin

Gross margin is total revenue less total cost of revenue. Gross margin as a percentage of total revenue has increased from 40% in 2000, to 70% in 2001 and to 73% in 2002. Excluding barter revenue, these percentages are 37%, 65% and 70%, respectively. For the year ended December 31, 2002 compared to 2001, total revenue excluding barter increased $7,960,000, or 51%, while direct costs increased $1,647,000, or 30%, resulting in an increase in gross margin excluding barter of $6,313,000, or 62%. This improvement is a result of selling more graphical advertisements at higher prices and a higher volume of hyperlink sales on a stabilized, fixed expense base. For the year ended December 31, 2001 compared to 2000, a 9% increase in total revenue excluding barter was complimented with a $3,655,000, or 40%, reduction in direct costs yielding a $4,906,000, or 92%, increase in gross margin.

Other Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits for sales personnel, sales commissions, and allocated overhead. For the year ended December 31, 2002, sales costs increased $766,000, or 25%, compared to 2001 due to higher commissions resulting from higher levels of sales, and higher spending on market research and sales consulting. Sales costs declined $138,000, or 4%, in 2001 compared to 2000, due primarily to a restructuring of the compensation and commission plans.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include print and Internet advertising, marketing and promotion costs. Marketing costs also include barter expense, which represents the cost of our advertisements that are run on other companies’ Web sites in our barter transactions. Barter expense was $2,920,000, $2,750,000 and $557,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Excluding barter expense, marketing expenses would have been $557,000, $173,000 and $3,117,000 for the years ended December 31, 2002, 2001 and 2000, respectively. During 2002, marketing expenses increased due primarily to pay per performance campaigns on search engines. The reduction in 2001 compared to 2000 was a direct result of our strategic initiatives to control costs and curtail certain expenses.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming and other technology costs. Product development costs for the year ended December 31, 2002 were $37,000, or 3%, higher than the comparable amount in 2001 resulting from the stabilization of our fixed expense base. Product development costs in 2001 were $564,000, or 29%, lower than in 2000 due to lower consulting and contract labor costs as well as reduced spending on non-capitalizable system hardware and software costs.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. As a percentage of total revenue excluding barter, general and administrative expenses were 23%, 35% and 59% in 2002, 2001 and 2000, respectively. General and administrative expenses for the year ended December 31, 2002 were essentially flat ($25,000 higher than 2001) due to the stabilization of our fixed expense base in 2002. The decline in absolute dollars of general and administrative expenses during 2001 compared to 2000 of $2,956,000, or 35%, was the result of approximately $420,000 of lower non-cash stock compensation expense (2001 included $481,000 recorded in the third quarter related to our stock option exchange program), $760,000 of lower litigation-related expenses, $390,000 of lower insurance premiums, $632,000 of lower compensation and related benefits, $115,000 of lower legal and accounting fees, and $245,000 of lower public and investor relations expenses. These reductions were the direct result of our strategic initiatives to control costs and curtail certain expenses.

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

On August 27, 1999, we acquired certain assets and assumed certain liabilities of Green Magazine, Inc. (“Green Magazine”) for approximately $831,000, including acquisition costs. Substantially the entire purchase price was allocated to goodwill. During the quarter ended September 30, 2000, we decided to stop publishing the print version of Green Magazine. Additionally, due to lower than expected traffic levels visiting GreenMagazine.com and continued negative operational cash flows, we developed a revised operating plan and incorporated GreenMagazine.com into a channel of Bankrate.com. After evaluating the recoverability of goodwill, we recorded an impairment charge of approximately $476,000 to write the goodwill down to estimated fair value. In December 2000, Green Magazine was shut down and the remaining goodwill of approximately $73,000 was written off.

During the quarter ended September 30, 2000, we recorded restructuring and impairment charges of approximately $843,000 as a result of strategic reorganization initiatives. Approximately $88,000 of this charge pertained to severance, legal and other employee-related costs incurred in connection with a further reduction of the workforce, all of which was paid in 2000. Approximately $279,000 related to the shut-down and sale of assets of Consejero.com and facility closing costs. The remaining $476,000 was the result of the GreenMagazine.com goodwill write-off discussed above.

In June 2000, we recorded a restructuring charge of $1,298,000 as a result of implementing certain strategic reorganization initiatives. Approximately $364,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a reduction of approximately 10% of the workforce in continuing operations and the elimination of positions in under-performing, non-core business units, all of which was paid in 2000. The remaining $934,000 of this charge related to the write-off of certain assets, primarily software, licenses and other installation costs, of an abandoned systems installation.

In December 2000, we wrote off approximately $71,000 of certain impaired assets related to the sale of CPNet.com.

The following table displays total revenue and total expenses for CPNet.com, Consejero.com and GreenMagazine.com for the years ended December 31, 2000 .

	Year Ended December 31, 2000

	Total Revenue	Total Expenses

CPNet.com	$18,162	$385,973

Consejero.com	16,359	810,867

GreenMagazine.com	103,817	1,774,188

Depreciation and Amortization

Depreciation and amortization represents the cost of capital asset acquisitions spread over their expected useful lives. These expenses are spread over three to seven years and are calculated on a straight-line basis. For the year ended December 31, 2002, depreciation and amortization was $79,000, or 11%, lower than in 2001 due to the expiration of lease terms on certain capital lease assets. In 2001, depreciation and amortization was $173,000, or 20%, lower than in 2000 due primarily to the sale of assets and non-core business units in connection with our restructuring plan and strategic initiatives.

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

Interest Income (Expense), Net

Interest income (expense), net consists of interest income on invested cash and cash equivalents, and interest expense on capital lease obligations and the 10% convertible subordinated note payable associated with the Pivot acquisition. Net interest income was $217,000, or 162%, higher for the year ended December 31, 2002 as interest expense was eliminated due to the expiration of lease terms on certain capital lease assets and the repayment of the 10% convertible subordinated note payable in the quarter ended March 31, 2002. Net interest expense for the year ended December 31, 2001 was $364,000, or 158%, higher than the net interest income reported for the same period in 2000 declining cash balances and interest rates resulting in lower interest income during 2001.

Income Taxes

We did not record any income tax expense or benefit for the years ended December 31, 2002, 2001 and 2000. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of net operating loss carryforwards in future tax returns, we have placed a valuation allowance against our otherwise recognizable deferred tax assets. We believe that sustained financial performance is necessary before the recognition of any deferred tax asset. At December 31, 2002, we had approximately $44,000,000 of net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Our net operating loss carryforwards expire from 2012 through 2021. The realization of the deferred tax asset will depend on our ability to continue to generate taxable income in the future. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and the acquisition and subsequent disposition of Pivot in August 1999 and July 2000, respectively, future utilization of our net operating loss carryforwards will be subject to certain limitations or annual restrictions.

Related Party Transactions

The Company leases office space in North Palm Beach, Florida from Bombay Holdings, Inc., which is wholly-owned by Peter C. Morse, a director and 40% stockholder. Total rent paid to Bombay for the years ended December 31, 2002, 2001 and 2000 was approximately $296,000, $298,000 and $287,000, respectively. During 2002, 2001 and 2000, the Company paid an outside director consulting fees of approximately $53,000, $40,000 and $12,000, respectively.

Quarterly Results of Operations

The following table presents certain unaudited quarterly statement of operations data for each of the last 12 quarters through the year ended December 31, 2002. The information has been derived from our unaudited condensed consolidated financial statements. In the opinion of our management, the unaudited condensed financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in this Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

(In thousands, except share and per share data)	Year Ended December 31, 2002				Year Ended December 31, 2001
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Revenue:
Online publishing	$4,713	$5,268	$6,265	$6,406	$3,961	$3,393	$3,371	$4,261
Print publishing and licensing	924	934	978	1,083	785	808	818	861

Total revenue	5,637	6,202	7,243	7,489	4,746	4,201	4,189	5,121

Cost of revenue:
Online publishing	882	935	1,148	1,262	948	728	751	842
Print publishing and licensing	672	667	746	777	526	518	552	578

Total cost of revenue	1,554	1,602	1,894	2,039	1,474	1,246	1,303	1,420

Gross margin	4,083	4,600	5,349	5,450	3,272	2,955	2,886	3,702

Operating expenses:
Sales	851	944	1,027	1,040	859	714	680	843
Marketing	923	967	840	747	1,081	717	476	649
Product development	330	351	365	376	366	320	360	343
General and administrative expenses	1,134	1,243	1,346	1,814	1,388	1,243	1,546	1,331
Restructuring and impairment charges	—	—	—	—	—	—	—	—
Depreciation and amortization	144	123	174	180	195	187	165	153
Goodwill amortization	—	—	—	—	—	—	—	—

	3,382	3,628	3,752	4,157	3,889	3,181	3,227	3,320
Income (loss) from operations	701	972	1,597	1,293	(617)	(226)	(341)	382
Other income (expense), net	(11)	30	31	32	(8)	(23)	(38)	(65)
Gain on early extinguishment of debt	2,022	—	—	—	—	—	—	—

Income (loss) before income taxes	2,712	1,002	1,628	1,325	(625)	(249)	(379)	317
Income taxes	—	—	—	—	—	—	—	—

Net income (loss)	$2,712	$1,002	$1,628	$1,325	$(625)	$(249)	$(379)	$317

Basic and diluted net income (loss) per share:
Net income (loss)-
Basic	$0.19	$0.07	$0.12	$0.10	$(0.04)	$(0.02)	$(0.03)	$0.02
Diluted	0.19	0.07	0.11	0.09	(0.04)	(0.02)	(0.03)	0.02
Weighted average common shares outstanding:
Basic	13,996,950	13,996,950	13,996,950	13,997,815	13,996,950	13,996,950	13,996,950	13,996,950
Diluted	14,066,486	14,375,393	14,566,248	14,960,019	13,996,950	13,996,950	13,996,950	13,996,950

Liquidity and Capital Resources

Our principal source of liquidity is the cash generated by our operations. As of December 31, 2002, we had working capital of $9,369,000, and our primary commitments were approximately $1,219,000 in operating and capital lease payments over the next five years; capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $3,971,000 through December 31, 2003. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or off balance sheet arrangements. On February 22, 2002, we completed the early repayment of our $4,350,000 10% convertible subordinated note, including accrued interest, for $3,400,000 in cash. This transaction will save us approximately $3,125,000 in principal and interest through August 20, 2004, the original maturity date.

Contractual Obligations

The following table represents the amounts of payments due under the specified types of contractual obligations.

	Payments Due

Contractual obligations	Less than one year	One to three years	Three to five years	More than five years

Long-term debt obligations	$—	$—	$—	$—
Capital lease obligations (1)	1,254	—	—	—
Operating lease obligations (1)	539,565	458,934	219,011	—
Purchase obligations (2)	136,600	29,400	—	—
Other long-term obligations	—	—	—	—

   (1)    Includes our obligations under existing capital and operating leases. See Note 10 to our financial statements in Item 8. for further details related to our lease obligations.

   (2)    Represents base contract amounts for Internet hosting, co-location and content distribution.

During the year ended December 31, 2002, we generated $5,124,000 of net cash from operating activities. Our net income of $6,667,000 was adjusted for non-cash charges of $1,381,000, and a net positive change in the components of working capital of $58,000. During the year ended December 31, 2001, we generated $1,107,000 of net cash from operating activities. Our net loss of $936,000 was adjusted for non-cash charges of $1,641,000, and a net positive change in the components of working capital of $402,000. During the year ended December 31, 2000, net cash was used in continuing operating activities primarily for funding the expansion of our online publishing efforts through personnel acquisitions and marketing expenditures. These expenditures were significantly curtailed beginning in the quarter ended June 30, 2000. Cash used in discontinued operations during the year ended December 31, 2000 of $5,395,000 represented the net cash funding for our former subsidiary, Pivot, which was disposed of in July 2000.

Net cash used in investing activities during the years ended December 31, 2002 and 2001 was the result of certain equipment purchases. Net cash provided by investing activities of $3,680,000 for the year ended December 31, 2000 was primarily the result of the net cash proceeds from the sale of Pivot of $4,350,000, less the expenditures for the purchase of computer and office equipment, and furniture.

Net cash used in financing activities during the year ended December 31, 2002 of $3,437,000 was primarily the result of our early repayment of our $4,350,000 convertible subordinated note described above, and principal payments on capital lease obligations. Net cash used in financing activities during the year ended December 31, 2001 represented principal payments on our capital leases. Net cash provided by financing activities in 2000 consisted of the cash proceeds from the sale of stock to our former Chairman of the Board of Directors of $998,000, the exercise of common stock options of $51,000, and principal payments on capital lease obligations of $220,000.

We have incurred net losses in six of our last seven fiscal years and had an accumulated deficit of approximately $53 million as of December 31, 2002.

We have succeeded in managing our cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, we have substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. We sold CPNet.com in May 2000, sold Pivot in July 2000, shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000. These transactions yielded cash to the Company of approximately $4,392,000 and reduced operating expenses. We also reduced employment levels of continuing operations and consolidated its physical locations. In February 2002, we negotiated the early repayment of our $4,350,000 convertible subordinated note payable for $3,400,000, including accrued interest, and recorded a gain of approximately $2,022,000 in the quarter ended March 31, 2002. We have generated cash from operations for seven consecutive quarters through December 31, 2002. Based on these actions and our current plan, we believe our existing capital resources will be sufficient to satisfy our cash requirements through at least the next 12 months.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Among other things, Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses From Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The provisions of Statement 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. We adopted Statement 145 on January 1, 2002 and recorded a gain on early extinguishment of debt in accordance with its provisions (see Note 6 to the financial statements in Item 8. below).

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”) which requires, among other things, recording a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. The provisions of Statement 146 are effective prospectively for exit and disposal activities initiated after December 31, 2002, with early application encouraged. This statement is not expected to have a material impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 (“Statement 148”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of Statement 148 are effective for interim periods beginning after December 15, 2002, with early application encouraged. This statement is not expected to have a material impact on our financial statements. We intend to continue to account for stock options issued under APB No. 25 and present the pro forma disclosures in the footnotes to the financial statements.

In May 2002 the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation would require a company to record as a liability the fair value of certain guarantees initiated by the company. In addition, the interpretation would require additional disclosure of these and other guarantees in the notes to the financial statements. The recognition provisions of the proposed interpretation are expected to apply to guarantees entered into after December 31, 2002. This interpretation did not have a material impact on the Company’s financial statements.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, was issued in January 2003. The interpretation requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected returns if they occur, or both. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. FASB Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation did not have a material impact on the Company’s financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of December 31, 2002, all of our cash equivalents mature in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Bankrate, Inc.:

We have audited the accompanying balance sheets of Bankrate, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bankrate, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

West Palm Beach, Florida
January 31, 2003

Bankrate, Inc.
Balance Sheets

	December 31, 2002	December 31, 2001

Assets

Cash and cash equivalents	$11,000,561	$9,755,032
Accounts receivable, net of allowance for doubtful accounts of $200,000 and $140,000 at December 31, 2002 and 2001, respectively	2,378,535	1,259,256
Other current assets	370,886	231,134

Total current assets	13,749,982	11,245,422

Furniture, fixtures and equipment, net	912,651	1,076,508
Intangible assets, net	206,915	69,622
Other assets	303,547	134,460

Total assets	$15,173,095	$12,526,012

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$809,068	$699,054
Other accrued expenses	3,072,771	1,871,492
Accrued interest	—	217,500
Deferred revenue	255,081	347,869
Current portion of obligations under capital leases	1,254	36,406
Other current liabilities	242,637	207,952

Total current liabilities	4,380,811	3,380,273

10% convertible subordinated note payable	—	4,350,000
Accrued interest	—	810,363
Other liabilities	142,226	3,264

Total liabilities	4,523,037	8,543,900

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share—100,000,000 shares authorized; 13,998,168 and 13,996,950 shares issued and outstanding at December 31, 2002 and 2001, respectively	139,982	139,969
Additional paid in capital	63,932,578	63,931,555
Accumulated deficit	(53,422,502)	(60,089,412)

Total stockholders’ equity	10,650,058	3,982,112

Total liabilities and stockholders’ equity	$15,173,095	$12,526,012

See accompanying notes to financial statements.

Bankrate, Inc.
Statements of Operations

	Year Ended December 31,

	2002	2001	2000

Revenue:
Online publishing	$22,651,216	$14,985,903	$12,282,795
Print publishing and licensing	3,919,815	3,271,223	2,921,970

Total revenue	26,571,031	18,257,126	15,204,765

Cost of revenue:
Online publishing	4,226,624	3,268,528	7,114,258
Print publishing and licensing	2,862,338	2,173,529	1,982,885

Total cost of revenue	7,088,962	5,442,057	9,097,143

Gross margin	19,482,069	12,815,069	6,107,622

Operating expenses:
Sales	3,861,967	3,096,401	3,234,148
Marketing	3,477,379	2,922,867	3,873,796
Product development	1,422,206	1,385,672	1,949,933
General and administrative	5,536,774	5,511,572	8,467,279
Restructuring charge	—	—	2,285,422
Depreciation and amortization	621,458	700,497	873,484
Goodwill amortization	—	—	231,214

	14,919,784	13,617,010	20,915,276

Income (loss) from operations	4,562,285	(801,940)	(14,807,654)

Interest income (expense), net	82,833	(133,836)	230,459
Gain on early extinguishment of debt	2,021,792	—	—

Income (loss) before income taxes and discontinued operations	6,666,910	(935,776)	(14,577,195)
Income taxes from continuing operations	—	—	—

Income (loss) before discontinued operations	6,666,910	(935,776)	(14,577,195)

Discontinued operations:
Loss from discontinued operations	—	—	(3,214,577)
Gain on disposal of discontinued operations	—	—	871,212

	—	—	(2,343,365)

Net income (loss)	$6,666,910	$(935,776)	$(16,920,560)

Basic and diluted net income (loss) per share:
Income (loss) before discontinued operations-
Basic	$0.48	$(0.07)	$(1.05)
Diluted	$0.46	$(0.07)	$(1.05)
Discontinued operations-
Basic	$—	$—	$(0.17)
Diluted	$—	$—	$(0.17)
Net income (loss)-
Basic	$0.48	$(0.07)	$(1.22)
Diluted	$0.46	$(0.07)	$(1.22)

Weighted average common shares outstanding:
Basic	13,997,168	13,996,950	13,872,788
Diluted	14,609,359	13,996,950	13,872,788

See accompanying notes to financial statements.

Bankrate, Inc.
Statements of Stockholders’ Equity

	Common Stock

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balances, December 31, 1999	13,540,988	$135,410	$59,543,111	$(42,233,076)	$17,445,445

Common stock issued	431,499	4,315	993,526	—	997,841

Stock options exercised	24,463	244	50,354	—	50,598

Net loss for the year	—	—	—	(16,920,560)	(16,920,560)

Balances, December 31, 2000	13,996,950	139,969	60,586,991	(59,153,636)	1,573,324

Stock option exchange program	—	—	2,452,425	—	2,452,425

Stock compensation expense	—	—	892,139	—	892,139

Net loss for the year	—	—	—	(935,776)	(935,776)

Balances, December 31, 2001	13,996,950	139,969	63,931,555	(60,089,412)	3,982,112

Stock options exercised	1,218	13	1,023	—	1,036

Net income for the year	—	—	—	6,666,910	6,666,910

	13,998,168	$139,982	$63,932,578	$(53,422,502)	$10,650,058

See accompanying notes to financial statements.

Bankrate, Inc.
Statements of Cash Flows

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$6,666,910	$(935,776)	$(14,577,195)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	—	3,214,577
Gain on disposal of discontinued operations	—	—	(871,212)
Goodwill impairment charge	—	—	552,696
Gain on early extinguishment of debt	(2,021,792)	—	—
Depreciation and amortization	621,458	700,497	1,104,698
Loss on disposal of fixed assets	—	—	129,203
Provision for doubtful accounts	121,863	48,725	364,991
Noncash stock compensation	—	892,139	1,311,912
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,241,442)	(89,114)	(134,093)
(Increase) decrease in other assets	(236,824)	332,601	1,177,967
Increase (decrease) in accounts payable	110,014	(73,127)	(1,568,651)
Increase (decrease) in accrued expenses	1,195,295	(137,448)	(3,692,868)
Increase in other liabilities	220,840	484,280	465,812
(Decrease) in deferred revenue	(92,788)	(115,355)	(192,834)

Net cash provided by (used in) continuing operations	5,343,834	1,107,422	(12,714,997)
Net cash used in discontinued operations	—	—	(5,394,547)

Net cash provided by (used in) operating activities	5,343,834	1,107,422	(18,109,544)

Cash flows from investing activities:
Purchases of equipment and licenses	(660,925)	(27,243)	(712,016)
Proceeds from sale of business	—	—	4,391,800

Net cash provided by (used in) investing activities	(660,925)	(27,243)	3,679,784

Cash flows from financing activities:
Principal payments on capital lease obligations	(38,416)	(215,796)	(219,824)
Proceeds from exercise of stock options	1,036	—	50,598
Proceeds from issuance of common stock, net	—	—	997,841
Repayment of 10% convertible subordinated note payable	(3,400,000)	—	—

Net cash provided by (used in) financing activities	(3,437,380)	(215,796)	828,615

Net increase (decrease) in cash and cash equivalents	1,245,529	864,383	(13,601,145)
Cash and equivalents, beginning of year	9,755,032	8,890,649	22,491,794

Cash and equivalents, end of year	$11,000,561	$9,755,032	$8,890,649

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$44,818	$27,341	$61,868

See accompanying notes to financial statements.

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Bankrate, Inc. (the “Company”) owns and operates an Internet-based consumer banking marketplace. The Company’s flagship Web site, Bankrate.com, is the Web’s leading aggregator of information on more than 200 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company’s former wholly owned subsidiary, Professional Direct Agency, Inc. (“Pivot”), was operated as a virtual insurance agency and fulfillment/call center specializing in direct insurance sales over the Internet and through other direct media (see Note 6). The Company is organized under the laws of the state of Florida.

On September 20, 2000, the Company changed its name from ilife.com, Inc. to Bankrate, Inc.

On January 29, 2001, the Company announced that its common stock was removed from the Nasdaq National Market and immediately became eligible for trading on the OTC Bulletin Board under the symbol “RATE.” Nasdaq’s decision to de-list the Company’s common stock from the Nasdaq National Market was based on the Company’s net tangible assets, as defined by Nasdaq, falling below the required $4,000,000 minimum amount.

On January 9, 2003, the Company’s common stock began trading on the Nasdaq SmallCap Market under its existing stock symbol “RATE”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The 2002 and 2001 financial statements include only the accounts of the Company. Through the quarter ended September 30, 2000, the financial statements included the accounts of the Company and its former wholly-owned subsidiary, Pivot. As more fully discussed in Note 6, Pivot was sold during the quarter ended September 30, 2000. Pivot’s net assets and results of operations have been classified as discontinued operations in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt investments purchased with an original maturity of less than three months to be cash equivalents. The carrying value of these investments approximates fair value.

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

Intangible Assets

Intangible assets consist primarily of trademarks and software licenses. Trademarks are being amortized over their estimated useful lives, which are approximately five years, on a straight-line basis. Software licenses relate to server and pc software and are amortized over two years, the contractual term. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

During 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 requires that long-lived assets and intangible assets subject to amortization be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recorded in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Statement 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Basic and Diluted Net Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) for the year by the weighted average number of shares outstanding for the year. Diluted net income (loss) per share includes the effects of common stock equivalents, consisting of outstanding stock options and the 10% convertible subordinated note payable, to the extent the effect is not antidilutive.

The following table presents the computation of basic and diluted earnings per share.

	Year Ended December 31,

	2002	2001	2000

Income (loss) before discontinued operations	$6,666,910	$(935,776)	$(14,577,195)

Net loss from discontinued operations	—	—	(2,343,365)

Net income (loss)	$6,666,910	$(935,776)	$(16,920,560)

Weighted average common shares outstandings	13,997,168	13,996,950	13,872,788

Additional dilutive shares related to stock options	612,191	—	—

Total weighted average common shares and equivalents
outstanding for diluted earnings per share calculation	14,609,359	13,996,950	13,872,788

Basic and diluted net income (loss) per share:
Income (loss) before discontinued operations-
Basic	$0.48	$(0.07)	$(1.05)
Diluted	$0.46	$(0.07)	$(1.05)
Net loss from discontinued operations-
Basic	$—	$—	$(0.17)
Diluted	$—	$—	$(0.17)
Net income (loss)-
Basic	$0.48	$(0.07)	$(1.22)
Diluted	$0.46	$(0.07)	$(1.22)

Stock options outstanding that could potentially dilute basic earnings per share in the future (but were not included in diluted earnings per share because their effect on periods presented was antidilutive) totaled 522,306, 710,981 and 2,091,066 at December 31, 2002, 2001 and 2000, respectively. The antidilutive shares do not include the shares issuable on assumed conversion of the 10% convertible subordinated note payable in 2001 and 2000. On January 2, 2003, the Company granted options to purchase a total of 25,000 shares of common stock to the independent outside directors (5,000 each) of its Board of Directors.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan options. Under this method, compensation is recognized over the grant’s vesting period only if the current market price of the underlying stock on the date of grant exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148.

Pro Forma Disclosures Under SFAS No. 148

The per share weighted average fair value of stock options granted during the years ended December 31, 2002 and 2000 was between $0.65 and $1.82, and $0.74 and $3.17, respectively, on the date of grant, using the Black-Scholes option pricing model. No options were granted during the year ended December 31, 2001. The following weighted average assumptions were used: expected volatility of 100% in 2002 and 75% in 2000; expected dividend yield of 0% for all periods presented; risk-free interest rates of 4% in 2002 and 6% in 2000; and expected lives of 5 years for all periods presented.

The Company applies APB Opinion No. 25 in accounting for its stock-based compensation. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net income (loss) and net income (loss) per share would have been reported at the pro forma amounts indicated below.

	Year Ended December 31,

	2002	2001	2000

Net income (loss):
As reported	$6,666,910	$(935,776)	$(16,920,560)
Pro forma	5,531,859	(3,312,344)	(17,211,829)
Basic and diluted net income (loss) per common share as reported:
Basic	0.48	(0.07)	(1.22)
Diluted	0.46	(0.07)	(1.22)
Basic and diluted net income (loss) per common share pro forma:
Basic	0.40	(0.24)	(1.24)
Diluted	0.38	(0.24)	(1.24)

Deferred Compensation Plan

During 2002, the Company established a non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation liability was $142,226 and $0 at December 31, 2002 and 2001, respectively. The Company has established a grantor trust (Rabbi Trust) to provide funding for benefits payable under its non-qualified deferred compensation plan. The assets held in the trust at December 31, 2002 amounted to $142,226. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities. These assets are included in other assets in the accompanying balance sheets.

Fair Value of Financial Instruments

The Company does not currently use derivative financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturates of these assets and liabilities. The Company does not have a readily comparable fair value for its 10% convertible subordinated note payable at December 31, 2001. The Company believes that its fair value would be less than its carrying value. In February 2002, the Company completed the early repayment of this note and accrued interest for $3,400,000 (see Note 6).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded. The valuation allowance is based on management’s judgement as to future taxable income in light of historical results, the current environment, forecasted performance and other factors.

Revenue Recognition

The Company generates revenue from two primary sources: online publishing and print publishing and licensing.

Online publishing-

The Company sells graphical advertisements on its Web site (including co-branded sites) consisting of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the cost per thousand impressions, or CPM, the advertiser receives. The amount of advertising the Company sells is a function of (1) the number of advertisements per Web page, (2) the number of visitors viewing its Web pages, and (3) the capacity of the Company’s sales force. Advertising sales are invoiced monthly at amounts based on specific contract terms. Revenue is recognized monthly based on the percentage of actual impressions to the total number of impressions contracted. Revenue for impressions invoiced but not delivered is deferred and recognized when impressions are delivered. Additionally, the Company generates revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to its Web site transacts with one of its advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser. The Company is also involved in revenue sharing arrangements with its online partners where the consumer uses co-branded sites hosted by the Company. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue. The Company also sells hyperlinks to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned.

Online publishing revenue includes barter revenue, which represents the exchange by the Company of advertising space on the Company’s Web site for reciprocal advertising space on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. Barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company’s Web site. Barter expense is recognized when the Company’s advertisements are run on the other companies’ Web sites, which is typically in the same period in which barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering its advertising impressions, a liability is recorded. If the Company delivers its advertising impressions to the customer’s Web site prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at December 31, 2002. At December 31, 2001 and 2000, the Company recorded prepaid expenses of approximately $8,000 and $200,000, respectively, for barter advertising to be received. Barter revenue was approximately $2,912,000, $2,558,000 and $757,000, and represented approximately, 11%, 14% and 5% of total revenue, respectively, for the years ended December 31, 2002, 2001 and 2000.

Print publishing and licensing-

The Company sells advertisements for consumer mortgage rate tables. The rate tables and advertising are published in various newspapers under revenue sharing arrangements. Revenue is recognized when the tables are run in the newspaper. Revenue is recorded gross and revenue sharing payments are recorded in cost of revenue.

The Company also earns fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters, and from providing rate surveys to institutions and government agencies. In addition, the Company licenses research data under agreements that permit the use of Company developed rate information to advertise the licensee’s products in print, radio, television and Web site promotions. Revenue for these products is recognized ratably over the contract/subscription periods.

Marketing Expenses

Marketing expenses include advertising costs that are charged to expense as incurred, and barter expense that represents the cost the Company’s advertisements that are run on other companies’ Web sites in barter transactions. Advertising costs were approximately $557,000, $173,000 and $3,117,000, respectively, for the years ended December 31, 2002, 2001, 2000. Barter expense of approximately $2,920,000, $2,750,000 and $557,000 was recorded for the years ended December 31, 2002, 2001 and 2000, respectively.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Among other things, Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses From Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The provisions of Statement 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company adopted Statement 145 on January 1, 2002 and recorded a gain on early extinguishment of debt in accordance with its provisions (see Note 6).

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”) which requires, among other things, recording a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. The provisions of Statement 146 are effective prospectively for exit and disposal activities initiated after December 31, 2002, with early application encouraged. This statement is not expected to have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 (“Statement 148”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of Statement 148 are effective for interim periods beginning after December 15, 2002, with early application encouraged. This statement is not expected to have a material impact on the Company’s financial statements. The Company intends to continue to account for stock options issued under APB No. 25 and present the pro forma disclosures in the footnotes to the financial statements.

In May 2002 the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation would require a company to record as a liability the fair value of certain guarantees initiated by the company. In addition, the interpretation would require additional disclosure of these and other guarantees in the notes to the financial statements. The recognition provisions of the proposed interpretation are expected to apply to guarantees entered into after December 31, 2002. This interpretation did not have a material impact on the Company’s financial statements.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, was issued in January 2003. The interpretation requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected returns if they occur, or both. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. FASB Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation did not have a material impact on the Company’s financial statements.

NOTE 3 - CAPITALIZATION

Initial Public Offering

On May 13, 1999, the Company completed an initial public offering (“IPO”) of 3,500,000 shares of the Company’s common stock, resulting in net proceeds to the Company of approximately $41.3 million. Upon closing of the IPO, both classes of then outstanding redeemable convertible preferred stock were converted to common stock at a rate of 50 shares of common stock for each share of redeemable convertible preferred stock. Additionally, upon the effective date of the IPO, the Company’s articles of incorporation were amended and restated to authorize 10 million shares of preferred stock with respect to which the Board will have the authority to designate rights and privileges.

NOTE 4 - STOCK OPTION PLANS

1997 Equity Compensation Plan

During 1997, the Company adopted the 1997 Equity Compensation Plan (the “Plan”) to provide directors, officers, non-employee members of the Board of Directors of the Company and certain consultants and advisors with the opportunity to receive grants of incentive stock options, non-qualified stock options and restricted stock. The Board of Directors has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition or other agreements relating to the grants. The aggregate number of common shares that may be issued under the Plan was initially 900,000. In January 1999, the Company amended the Plan to increase the number of shares authorized to 1,500,000 shares. As of December 31, 2002, 784,047 shares were available for grant under the Plan.

The exercise price of any option grant shall be determined by the Board of Directors and may be equal to, greater than, or less than the fair market value of the stock on the grant date. An incentive stock option may not be granted to an employee who at the time of the grant owns more than 10% of the total combined voting power of all classes of stock of the Company, unless the exercise price is not less than 110% of the fair market value of the stock on the date of the grant. Options granted vest over various periods and expire ten years after the date of grant.

Stock options were granted to directors and employees during 2002 and 2000. No stock options were granted under the Plan during the year ended December 31, 2001.

On May 3, 2002, an independent outside director was granted options to purchase 50,000 shares of common stock at $1.19 per share, the fair market value of the common stock on the date of grant. The options vest over 24 months and expire 10 years from the date of grant. On October 29, 2002, each of the five independent outside directors were granted options to purchase 25,000 shares of common stock at $2.39, the fair market value of the common stock on the date of grant. The options became fully vested on December 31, 2002 and expire 10 years from the date of grant.

On January 2, 2003, each of the five independent outside directors were granted options to purchase 5,000 shares of common stock at $3.90, the fair market value of the common stock on the date of grant. The options do not vest until December 31, 2003 and expire 10 years from the date of grant.

1999 Equity Compensation Plan

In March 1999, the Company’s stockholders approved the 1999 Equity Compensation Plan (the “1999 Plan”), to provide designated employees of the Company, certain consultants and non-employee members of the Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The 1999 Plan was originally authorized to grant options for up to 1,500,000 shares. In April 2000, the Company amended the 1999 Plan to increase the number of shares authorized to 3,500,000. This amendment was approved by the Company’s stockholders. Options granted generally vest over four years, 25% after the first year and monthly thereafter over the remaining three years, and expire ten years after the date of grant. As of December 31, 2002, 2,157,840 shares were available for grant under the 1999 Plan.

In March 1999, the Company granted options to an officer (the “Officer”) of the Company to purchase 358,500 shares of common stock at $2.97; these options were to vest over a 36 month period. The Company began recognizing compensation expense of approximately $2,807,000 ratably over the vesting period. In February 2000, the Officer resigned from his position with the Company (see Note 10). Under the terms of an agreement entered into in March 1999, the options continued to vest through November 15, 2000 for a total of 199,167 shares which resulted in a non-cash charge of approximately $860,000 recorded in 2000.

During the year ended December 31, 2000, the Company granted 809,463 stock options to certain key executives and directors (see Note 10). Stock options were granted to directors and employees during 2002 and 2000. No stock options were granted under the 1999 Plan during the year ended December 31, 2001.

Stock Option Exchange Program

On July 3, 2001, the Company implemented a stock option exchange program in which employees were offered the opportunity to surrender stock options previously granted to them in exchange for new options, to be issued six months and one day after the date of cancellation, to purchase an equal number of shares. Options to purchase 1,180,002 shares were surrendered under this program. The new options were granted on February 4, 2002 . The exercise price of the new options was the closing market price of the Company’s common stock on the date of grant. The exchange program was designed to comply with FIN No. 44 and did not result in any additional compensation charges or variable plan accounting. As a result of this program, the Company recorded a non-cash compensation charge of approximately $481,000 for the unrecognized compensation expense of certain options surrendered under the option exchange program, and reclassified approximately $2,452,000 from accrued stock compensation expense to additional paid in capital in the quarter ended September 30, 2001.

Stock option activity during the years ended December 31, 2002, 2001, and 2000 was as follows:

	Number of Shares	Price Per Share	Weighted Average Exercise Price

Balance, December 31, 1999	1,888,358	$1.30 to $13.00	$6.43
Granted	1,610,504	$1.00 to $5.38	$2.90
Exercised	(24,463)	$1.30	$1.30
Forfeited	(1,383,333)	$1.00 to $13.00	$6.28
Expired	—	—	—

Balance, December 31, 2000	2,091,066	$1.00 to $13.00	$4.03
Granted	—	—	—
Exercised	—	—	—
Forfeited	(200,083)	$1.75 to $13.00	$5.03
Cancelled	(1,180,002)	$1.75 to $13.00	$2.87
Expired	—	—	—

Balance, December 31, 2001	710,981	$1.30 to $13.00	$3.96
Granted	1,351,669	$0.85 to $2.39	$1.00
Exercised	(1,218)	$0.85	$0.85
Forfeited	(3,319)	$0.85 to $13.00	$3.84
Expired	—	—	—

Balance, December 31, 2002	2,058,113	$0.85 to $13.00	$2.03

Additional information with respect to outstanding options as of December 31, 2002 was as follows:

	Options Outstanding		Options Exercisable

Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Average Exercise Price

$0.85	1,173,204	7.21	1,099,506	$0.85
$1.19 to $1.31	194,350	7.56	154,596	$1.30
$1.75	42,741	7.45	26,713	$1.75
$1.84 to $3.75	481,521	7.46	480,852	$2.92
$4.50	83,398	7.26	83,217	$4.50
$4.88 to $8.13	1,675	6.67	1,376	$6.46
$13.00	81,225	6.36	72,764	$13.00

	2,058,113	7.79	1,919,024	$3.69

NOTE 5 – RESTRUCTURING AND IMPAIRMENT CHARGES

In the quarter ended June 30, 2000, the Company recorded a restructuring charge of approximately $1,298,000 as a result of implementing certain strategic reorganization initiatives. Approximately $364,000 of this charge pertained to severance, legal and other employee related costs incurred in connection with a reduction of approximately 10% of the workforce in continuing operations and the elimination of positions in under-performing, non-core business units, all of which was paid in 2000. The remaining $934,000 of this charge relates to the write-off of certain assets, primarily software, licenses and other installation costs, of an abandoned systems installation.

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

On August 27, 1999, the Company acquired certain assets and assumed certain liabilities of Green Magazine, Inc. (“Green”) pursuant to an Asset Purchase Agreement, dated August 27, 1999, by and among the Company, Green, Kenneth A. Kurson, John F. Packel and James Michaels (the “Agreement”), for approximately $831,000 including acquisition costs. Pursuant to the Agreement, the Company acquired the rights to all agreements, contracts, commitments, licenses, copyrights, trademarks and the subscriber/customer list of Green. Kenneth A. Kurson and John F. Packel were also employed by the Company. The total consideration paid was approximately $784,000 consisting of $200,000 in cash and 100,000 unregistered shares of the Company’s common stock valued at approximately $584,000. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $883,000) was recorded as goodwill and was being amortized over three years, the expected benefit period.

During the quarter ended September 30, 2000, the Company decided to stop publishing the print version of Green Magazine. Additionally, due to lower than expected traffic levels visiting GreenMagazine.com and continued negative operational cash flows, the Company developed a revised operating plan and incorporated GreenMagazine.com into a channel of Bankrate.com. After evaluating the recoverability of the intangible asset, the Company recorded an impairment charge of approximately $476,000 to write the goodwill down to estimated fair value. In December 2000, the Company shut down GreenMagazine.com and wrote off the remaining goodwill of approximately $73,000. During the year ended December 31, 2000, GreenMagazine.com had total revenue and total expenses of approximately $104,000 and $1,774,000 respectively.

On August 31, 2000, the Company shut down the operations of Consejero.com and sold certain of its assets including fixed assets, software licenses and other intangible assets, to Consejero Holdings, LLC for $41,800 in cash, resulting in a loss of approximately $86,000. Additionally, the Company recorded approximately $193,000 in charges for severance and other related shut-down costs, all of which was paid in 2000. During the year ended December 31, 2000, Consejero.com had total revenue and total expenses of approximately $16,000 and $811,000, respectively.

As more fully described in Note 6 below, in December 2000, the Company wrote off approximately $71,000 of impaired assets related to the sale of CPNet.com.

NOTE 6 – DIVESTITURES

CPNet.com

In January 1999, the Company acquired all of the assets of The College Press Network (“CPNet.com”), excluding cash and real or personal property leases, for $25,000 in cash and stock options. An additional payment of $25,000 was made to the sellers in January 2000. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $50,000) was recorded as goodwill and was being amortized over 5 years, the expected benefit period. The sellers were employed by the Company and were granted 30,000 options under the 1997 Equity Compensation Plan with an exercise price of $1.30 which vest over a 48-month period. Approximately $45,000 of compensation expense was amortized over the vesting period. CPNet.com’s historical statements of operations were not material to the Company.

On May 17, 2000, the Company sold the assets of CPNet.com to Colleges.com, Inc. for 190,000 shares of Colleges.com, Inc. common stock, of which 125,041 shares were delivered at the time of closing and 64,959 contingent shares. The Company originally recorded such shares at the net book value of the CPNet.com assets which, at the time of the sale, was approximately $71,000. During the quarter ended December 31, 2000, the Company charged this amount to restructuring and impairment charges after determining other than temporary impairment.

During the year ended December 31, 2000, CPNet.com had total revenue and total expenses of approximately $18,000 and $386,000, respectively.

Professional Direct Agency, Inc. (“Pivot”)

On August 20, 1999, the Company acquired Pivot pursuant to a Stock Purchase Agreement, dated August 20, 1999, by and between the Company, the shareholders of Pivot and The Midland Life Insurance Company (“Midland”), a note and warrant holder of Pivot (the “Agreement”), for approximately $4,744,000 including acquisition costs. Pursuant to the Agreement, the Company acquired a 100% interest in Pivot and, as a result of the acquisition, Pivot became a wholly-owned subsidiary. The transaction was accounted for using the purchase method of accounting. The net assets acquired were estimated to be at fair market value. The excess of the purchase price over the fair value of the net assets acquired (approximately $4,609,000) was recorded as goodwill and was to be amortized over three years, the expected benefit period.

The total consideration paid in connection with the acquisition consisted of $290,000 in cash paid to the Pivot shareholders and a $4,350,000 five-year convertible subordinated note to Midland. The note bears interest at 10% and is due in one payment on August 20, 2004. Interest is due beginning on August 20, 2002 and thereafter every six months until conversion or payment in full. The note is convertible at any time by Midland into 625,000 shares of our common stock. The Company has the right to require conversion beginning any time after the earlier of (1) August 20, 2000 or (2) the date that the Company files a registration statement under the Securities Act of 1933, as amended (the “Act”), registering the conversion shares for sale under the Act; provided that, within the 55-day period immediately prior to the date the Company notifies Midland of the required conversion, the closing price of our common stock has been at least $10.00 per share for at least twenty consecutive trading days.

On July 14, 2000, the Company sold Pivot for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and Midland. In March 2001, the case was dismissed based on a technical deficiency. Management has excluded any costs contingent on the outcome of this litigation from the calculation of the gain on sale. Pivot’s results of operations have been classified as discontinued operations in the accompanying consolidated statements of operations. The Company recorded a gain on the sale of $871,212 in the quarter ended September 30, 2000. The Company remained liable on the convertible subordinated note issued in connection with the Pivot acquisition.

On February 6, 2002 the Company entered into a Termination Agreement and General Release (the “Agreement”) with Reassure America Life Insurance Company (“REALIC”), successor by merger to Midland. Pursuant to the terms of the Agreement, REALIC agreed to full repayment of the $4,350,000 convertible subordinated note payable, including accrued interest, on February 22, 2002 for $3,400,000 in cash. The Company recorded a gain on early extinguishment of debt of $2,021,792 in the quarter ended March 31, 2002.

Summary operating results of discontinued operations were as follows:

Year Ended December 31, 2000

Revenue	$384,278
Marketing expenses	(320,880)
General and administrative expenses	(2,321,699)
Depreciation and amortization	(128,031)
Goodwill amortization	(832,182)

Operating loss	(3,218,514)
Interest income	3,937

Loss from discontinued operations	$(3,214,577)

NOTE 7 - FINANCIAL STATEMENT DETAILS

Allowance for doubtful accounts-

	2002	2001	2000

Balance, beginning of year	$140,000	$300,000	$235,000
Provision	121,863	48,725	364,991
Write-offs	(67,280)	(209,625)	(301,605)
Recoveries	5,417	900	1,614

Balance, end of year	$200,000	$140,000	$300,000

Furniture, Fixtures and Equipment-

Furniture, fixtures and equipment consisted of the following:

	December 31,

	2002	2001

Furniture and fixtures	$275,271	$356,822
Computers and software, including assets under capital leases of $699,220 and $712,671 at December 31, 2002 and 2001, respectively	2,714,326	2,647,995
Equipment, including assets under capital lease of $17,950 at December 31, 2002 and 2001	125,096	133,938
Leasehold improvements	160,701	160,701
Land	—	63,354

	3,275,394	3,362,810
Less accumulated depreciation and amortization, including amounts related to assets under capital leases of $686,675 and $664,436 at December 31, 2002 and 2001, respectively	(2,362,743)	(2,286,302)

	$912,651	$1,076,508

Depreciation expense was $539,372, $673,894 and $840,140 for the years ended December 31, 2002, 2001 and 2000, respectively.

Intangible Assets-

Intangible assets consisted of the following:

	December 31,

	2002	2001

Trademarks and URL’s	$136,811	$136,811
Software licenses	219,379	—
Other	151,362	151,362

	507,552	288,173
Less accumulated amortization	(300,637)	(218,551)

	$206,915	$69,622

Amortization expense was $82,086, $26,603 and $264,558 for the years ended December 31, 2002, 2001 and 2000, respectively.

Other Assets-

Other assets consisted of the following:

	December 31,

	2002	2001

Computer and software deposits	$91,484	$64,373
Deferred compensation plan assets	142,226	—
Other deposits	69,837	70,087

	$303,547	$134,460

Other Accrued Expenses-

Other accrued expenses consisted of the following:

	December 31,

	2002	2001

Accrued payroll and related benefits	$509,147	$326,032
Vacation	290,523	207,395
Sales commissions	785,425	500,498
Marketing	208,611	161,611
Due to distribution partners	439,280	90,447
Professional fees	120,832	148,919
Legal and other	718,953	436,590

	$3,072,771	$1,871,492

NOTE 8 - INCOME TAXES

There is no current income tax provision for the year ended December 31, 2002 as the Company has utilized a portion of its net operating loss carryforwards to offset current year taxable income.

There is no current income tax provision for the years ended December 31, 2001 and 2000 as the Company has generated net operating losses for income tax purposes through December 31, 2001.

There is no deferred provision or benefit for income taxes recorded. The Company is in a net deferred tax asset position, however due to the significance of our historical net operating losses it is management’s judgement that the realization of the benefits from our deferred tax assets is not reasonably assured. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets.

The provision for income taxes attributable to income from continuing operations differs from that computed at the federal statutory corporate tax rate as follows:

Income before income taxes at statutory rate	$2,266,749
State income taxes	414,813
Nondeductible items	17,527
Change in valuation allowance	(2,699,089)

Total tax expense	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

	Year Ended December 31,

	2002	2001

Deferred Tax Assets:
Net operating loss carryforwards	$15,775,805	$18,553,782
Intangible assets and other	153,918	193,479
Allowance for doubtful accounts	91,749	55,677
Deferred compensation	—	—

Total gross deferred tax assets	16,021,472	18,802,938
Less valuation allowance	(16,004,835)	(18,703,924)

Net deferred tax assets	16,637	99,014
Deferred Tax Liabilities:
Depreciation	(16,637)	(99,014)

	$—	$—

The decrease in the valuation allowance resulted primarily from the utilization of net operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $44,000,000, which expire beginning in 2012 through 2021. Due to the change in the Company’s ownership interests in the third quarter of 1997, and the acquisition and subsequent disposition of Pivot in August 1999 and July 2000, respectively, future utilization of the Company’s net operating loss carryforwards will be subject to certain limitations or annual restrictions. The amount of net operating loss carryforwards may also be limited if the Company has an ownership change.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company leases office space in North Palm Beach, Florida from Bombay Holdings, Inc. (“Bombay”), which is wholly-owned by Peter C. Morse (“Morse”), a director and 40% stockholder. Total rent paid to Bombay for the years ended December 31, 2002, 2001 and 2000 was approximately $296,000, $298,000 and $287,000, respectively.

During 2002, 2001 and 2000, the Company paid an outside director consulting fees of approximately $53,000, $40,000 and $12,000, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

Bombay is wholly-owned by Morse. The Company leases office space in North Palm Beach, Florida from Bombay under the terms of a lease agreement dated January 1, 2003. The lease is for one year, expiring on December 31, 2003. The lease requires the Company to pay a percentage of the common maintenance charges and lease payments are subject to an annual increase based on the consumer price index of the Fort Lauderdale/Miami region.

The Company leases office space in New York City under the terms of a lease entered into on October 7, 1999, expiring on September 30, 2006. Facilities leased in Los Angeles, California are on a month-to-month basis.

Total rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $483,000, $481,000 and $563,000, respectively. During 2002 the Company also recorded sublease rental income of approximately $25,000 under the terms of a sublease agreement that expires on June 14, 2003.

Future minimum lease payments under non-cancelable operating leases having lease terms of one year or more, and future minimum capital lease payments as of December 31, 2002 were:

Year Ending December 31,	Operating Leases	Capital Leases

2003	$539,565	$1,277
2004	226,465	—
2005	232,469	—
2006	191,548	—
2007	27,463	—

Total minimum lease payments	$1,217,510	1,277

Less amount representing interest		(23)

Present value of net minimum capital lease payments		1,254
Less current installments		(1,254)

Obligations under capital leases, excluding current installments, included in other liabilities		$—

Distribution Agreements

The Company has various agreements with advertisers, content providers and other Web sites that require it to feature such parties exclusively in certain sections of its Web site.

Legal Proceedings

On March 28, 2000, a purported class-action lawsuit was filed against the Company and others in the United States District Court for the Southern District of New York. The suit alleged that the Company violated federal securities laws by, among other things, selling securities pursuant to a defective registration statement, and misrepresenting and/or omitting material information concerning the Company’s financial results for the quarter ended March 31, 1999, and other financial information, in the Company’s registration statement filed with the Securities and Exchange Commission in connection with the Company’s initial public offering. The action, which seeks an unspecified amount of money damages, was filed purportedly on behalf of all stockholders who purchased shares of the Company’s common stock during the period from May 13, 1999, through March 27, 2000. The Company filed a motion to dismiss this complaint and, on March 28, 2001, the suit was dismissed with prejudice. On April 25, 2001, plaintiffs appealed the decision to dismiss the suit to the United States Court of Appeals for the Second Circuit. On January 28, 2003, the United States Court of Appeals for the Second Circuit affirmed the dismissal of the action in its entirety. Although the plaintiff has 90 days from January 28, 2003 to appeal the dismissal to the U.S. Supreme Court, management believes, after consulting with legal counsel, that the probability of an unfavorable outcome is unlikely.

In July 2000, the Company sold its former wholly owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At December 31, 2002, the outcome of this matter was uncertain. The Company cannot estimate at this time, the amount of loss, if any, which could result from an adverse resolution of this litigation.

Other Commitments

On February 25, 2000, the Company announced that William P. Anderson resigned as its President and Chief Executive Officer and as a director. Under the terms of his Executive Employment Agreement , Mr. Anderson received cash compensation totaling approximately $150,000 and continued to vest in his stock options through November 15, 2000, which resulted in a non-cash charge of approximately $860,000. Both the cash charge ($150,000) and the non-cash charge ($860,000) were recorded in the quarter ended March 31, 2000.

On April 5, 2000, Jeffrey M. Cunningham was appointed to the Company’s Board of Directors as non-executive chairman. In accordance with the terms of a Stock Purchase Plan and Subscription Agreement (the “Purchase Agreement”) entered into on that date, Mr. Cunningham purchased 431,499 shares of the Company’s common stock for $997,840 in cash, or $2.31 per share, the closing price per share of the Company’s common stock on the date of purchase. In addition, Mr. Cunningham was granted stock options under the 1999 Equity Compensation Plan to purchase 141,905 shares of common stock at $4.50 per share and 125,622 shares at $3.75 per share. One-half of the options vested and became exercisable on March 31, 2001, and the balance was to vest and become exercisable in equal monthly installments commencing on April 30, 2001 and concluding on March 31, 2002. Mr. Cunningham resigned from the Board on June 19, 2001. The Company recognized compensation expense of approximately $108,000 for the nine months ended September 30, 2001. No further compensation expense related to these options was recognized after September 30, 2001 as a result of his resignation from the Board.

On April 27, 2000, Elisabeth DeMarse was elected to the Company’s Board of Directors and was elected President and Chief Executive Officer of the Company. On that date, Ms. DeMarse entered into an employment agreement with the Company that expired on April 27, 2002. Ms. DeMarse entered into a new agreement on April 27, 2002. Pursuant to the terms of her employment agreement, Ms. DeMarse is entitled to receive an annual base salary of $300,000 and a bonus of $100,000 payable in quarterly installments. The Company has agreed to provide other benefits, including $500,000 in term life insurance and participation in the Company’s benefit plans available to other executive officers. Under the terms of the employment agreement, Ms. DeMarse agrees to assign to the Company all of her copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of her employment and for a period of one year thereafter, Ms. DeMarse agrees not to compete with the Company and not to recruit any of the Company’s employees, unless the Company terminates her without cause or she resigns for good reason (as defined in the agreement). Upon Ms. DeMarse’s termination of employment for certain reasons (i.e., without cause, disability, resignation for good reason, or a change of control), the Company agrees to pay her severance amount of $250,000, as well as reimburse her for health, dental and life insurance coverage premiums for one year after such termination. The agreement terminates on April 27, 2005. Ms. DeMarse was previously granted options to purchase 541,936 shares of the Company’s common stock under the Company’s 1999 Equity Compensation Plan at $2.69 per share, the fair market value on the date of grant. The options vested over a 24-month period. Ms. DeMarse surrendered all of these options and was granted options to purchase 541,936 shares at $0.85, the fair market value of the Company’s common stock on February 4, 2002, the date of grant, in connection with the Company’s stock option exchange program (see Note 4).

NOTE 11 - SEGMENT INFORMATION

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

The Company had one online customer that accounted for approximately 11%, 4% and 8%, respectively, of total revenue for the years ended December 31, 2002, 2001 and 2000. Sales to no other customer exceeded 10% of total revenue for the periods presented. No revenues were generated outside of the United States.

Summarized segment information as of December 31, 2002, 2001 and 2000, and for the years ended December 31, 2002, 2001 and 2000, respectively, is presented below.

	Online Publishing	Print Publishing and Licensing	Other	Total

Year ended December 31, 2002
Revenue	$22,651,216	$3,919,815	$—	$26,571,031
Cost of revenue	4,226,624	2,862,338	—	7,088,962

Gross margin	18,424,592	1,057,477	—	19,482,069
Sales	3,861,967	—	—	3,861,967
Marketing	3,477,379	—	—	3,477,379
Product development	995,544	426,662	—	1,422,206
General and administrative expenses	4,719,977	816,797	—	5,536,774
Depreciation and amortization	435,021	186,437	—	621,458
Interest income (expense), net	—	—	82,833	82,833
Gain on early extinguishment of debt	—	—	2,021,792	2,021,792

Segment profit (loss)	$4,934,704	$(372,419)	$2,104,625	$6,666,910

Total assets	$3,394,108	$778,426	$11,000,561	$15,173,095

	Online Publishing	Print Publishing and Licensing	Other	Total

Year Ended December 31, 2001
Revenue	$14,985,903	$3,271,223	$—	$18,257,126
Cost of revenue	3,268,528	2,173,529	—	5,442,057

Gross margin	11,717,375	1,097,694	—	12,815,069

Sales	3,096,401	—	—	3,096,401
Marketing	2,922,867	—	—	2,922,867
Product development	969,970	415,702	—	1,385,672
General and administrative expenses	4,524,035	987,537	—	5,511,572
Depreciation and amortization	490,348	210,149	—	700,497
Interest income (expense), net	—	—	(133,836)	(133,836)

Segment loss	$(286,247)	$(515,693)	$(133,836)	$(935,776)

Total assets	$2,004,670	$766,310	$9,755,032	$12,526,012

	Online Publishing	Print Publishing and Licensing	Other	Total

Year Ended December 31, 2000
Revenue	$12,282,795	$2,921,970	$—	$15,204,765
Cost of revenue	7,114,258	1,982,885	—	9,097,143

Gross margin	5,168,537	939,085	—	6,107,622

Sales	3,234,148	—	—	3,234,148
Marketing	3,873,796	—	—	3,873,796
Product development	1,364,953	584,980	—	1,949,933
General and administrative expenses	6,840,083	1,627,196	—	8,467,279
Restructuring charge	—	—	2,285,422	2,285,422
Depreciation and amortization	611,439	262,045	—	873,484
Goodwill amortization	231,214	—	—	231,214
Interest income (expense), net	—	—	230,459	230,459

Segment loss	(10,987,096)	(1,535,136)	(2,054,963)	(14,577,195)
Discontinued operations	—	—	(2,343,365)	(2,343,365)

Net loss	$(10,987,096)	$(1,535,136)	$(4,398,328)	$(16,920,560)

Total assets	$2,714,672	$1,029,069	$8,890,649	$12,634,390

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3) of the Form 10-K, the information relating to the directors of the Company, including directors who are executive officers of the Company, is set forth in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Part I, Item 4A of this report.

Compliance with Section 16(a) of the Securities Exchange Act of 1934: Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the Securities and Exchange Commission (the “SEC”) there under require the Company’s directors and executive officers and any persons who own more than 10% of Bankrate, Inc.’s common stock, as well as certain affiliates of such persons, to file reports with the SEC and the National Association of Securities Dealers, Inc. with respect to their ownership of the Company’s common stock. Directors, executive officers and persons owning more than 10% of the Company’s common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, the Company believes that during fiscal 2002, all filing requirements applicable to its directors and executive officers were complied with in a timely manner. The Company is not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of the Company’s common stock.

ITEM 11.       EXECUTIVE COMPENSATION

The information relating to executive compensation is set forth in the Proxy Statement and is incorporated herein by reference; provided, such incorporation by reference shall not be deemed to include or incorporate by reference the information referred to in Item 402 (a)(8) of Regulation S-K.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2002. All outstanding awards relate to the Company’s Common Stock. For additional information about the Company’s equity compensation plans, see Note 4 to the financial statements in Item 8. above.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by securities holders (1)	2,058,113	$2.03	2,941,887

Equity compensation plans not approved by securities holders	—	—	—

Total	2,058,113	2.03	2,941,887

   (1)    All of the shares reported reflect stock options granted under the Company’s 1997 Equity Compensation Plan, as amended, and the 1999 Equity Compensation Plan, as amended. See Note 4 to the financial statements in Item 8. above for more information about these plans.

The other information required by Item 12 is incorporated by reference from the Company’s Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is set forth under the caption “Related Party Transactions” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.       CONTROLS AND PROCEDURES

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

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation. (5)

3.3	Amended and Restated Bylaws. (1)

4.1

See exhibits 3.1 and 3.3 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of common stock of the Company.

4.2	Specimen Stock Certificate. (8)

10.1	Lease Agreement dated January 1, 2003, between the Company and Bombay Holdings, Inc. +

10.2	Professional Employer Agreement dated February 25, 1999, between the Company and Vincam Human Resources, Inc. (1)

10.3	Bankrate, Inc. 1997 Equity Compensation Plan. (1) *

10.4	Bankrate, Inc. 1999 Equity Compensation Plan. (1) *

10.5	Form of Stock Option Agreement under the 1997 Equity Compensation Plan. (1) *

10.6	Cancellation and Stock Repurchase Agreement, dated as of March 10, 1999, by the Company in favor of William P. Anderson, III. (1) *

10.7	Agreement of Cancellation and Release, dated as of March 10, 1999, between the Company and William P. Anderson, III. (1) *

10.8	Incentive Stock Option Grant Agreement, dated as of March 10, 1999, between the Company and William P. Anderson, III. (1) *

10.9	Executive Employment Agreement, dated as of March 10, 1999, between the Company and William P. Anderson, III. (1) *

10.10	Stock Purchase Agreement dated August 20, 1999, by and between the Company, the shareholders of Professional Direct Agency, Inc., and The Midland Life Insurance Company. (2)

10.11	Asset Purchase Agreement dated August 27, 1999, by and among the Company, Green Magazine, Inc., Kenneth A. Kurson, John F. Packel, and James Michaels. (3)

10.12	Lease Agreement dated September 27, 1999 between WK3 Investors, LTD and the Company. (4)

10.13	Purchase and Sale Agreement dated September 27, 1999 by and between the Company and Workplace Holdings, LTD. (4)

10.14	Stock Purchase Plan and Subscription Agreement, dated April 5, 2000, between Jeffrey Cunningham and the Company. (6)

10.14	Stock Option Grant to Jeffrey Cunningham dated April 5, 2000 under the Company’s1999 Equity Compensation Plan for 125,622 shares of common stock. (6) *

10.15	Stock Option Grant to Jeffrey Cunningham dated April 5, 2000 under the Company’s1999 Equity Compensation Plan for 141,905 shares of common stock. (6) *

10.16	Executive Employment Agreement dated April 27, 2000 between Elisabeth DeMarse and the Company. (6) *

10.17	Stock Option Grant to Elisabeth DeMarse dated April 27, 2000 under the Company’s 1999 Equity Compensation Plan for 541,936 shares of common stock. (6) *

10.18	Asset Sale and Assignment Agreement dated May 17, 2000 between the Company and Colleges.com, Inc. (6)

10.19	Stock Purchase Agreement dated July 14, 2000 by and between the Company and Signet Insurance Services, Inc. (7)

10.20

Termination Agreement and General Release dated February 6, 2002 by and between Bankrate, Inc. and Reassure America Life Insurance Company and Gunster, Yoakley & Stewart, P.A., solely as escrow agent. (9)

10.21	Cancellation and Indemnification of Lost Promissory Note dated February 22, 2002 by and between Bankrate, Inc. and Reassure America Life Insurance Company. (9)

10.22	Executive Employment Agreement dated April 27, 2002 between Elisabeth DeMarse and Bankrate, Inc. (10) *

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

23.1	Consent of KPMG LLP. +

     +    Filed herewith.

   (1)    Incorporated by reference to the exhibit filed in response to Item 16(a), “Exhibits” of the Company’s Registration Statement on Form S-1 (File No. 333-74291) declared effective on May 13, 1999.

   (2)    Incorporated by reference to Exhibit 2.1 included with the Company’s Current Report on Form 8-K filed on August 27, 1999.

   (3)    Incorporated by reference to Exhibit 2.1 included with the Company’s Current Report on Form 8-K filed on September 10, 1999.

   (4)    Incorporated by reference to Exhibits filed in response to Item 14. (A) (3), “Exhibits” included with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended, filed on March 29, 2000.

   (5)    Incorporated by reference to Exhibit 2.2 included with the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2000 filed on November 13, 2000.

   (6)    Incorporated by reference to Exhibits filed in response to Item 6.(a), “Exhibits” included with the Company’s Quarterly Report on Form 10-Q for the Quarterly period ending June 30, 2000 filed on August 14, 2000.

   (7)    Incorporated by reference to Exhibit 2.1 included with the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2000 filed on November 13, 2000.

   (8)    Incorporated by reference to Exhibits filed in response to Item 14. (A) (3), “Exhibits” included with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 27, 2001.

   (9)    Incorporated by reference to Exhibits filed in response to Item 14. (A) (3), “Exhibits” included with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 29, 2002.

 (10)    Incorporated by reference to Exhibit 10.1 included with the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2002 filed on May 13, 2002.

(B)      Reports on Form 8-K

(1)               A Form 8-K was filed on December 12, 2002, reporting under Item 9. that the Company distributed a letter and press release to shareholders of record as of December 5, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 28th day of March, 2003.

By:	/s/ ELISABETH DEMARSE

Elisabeth DeMarse President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELISABETH DEMARSE	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

Elisabeth DeMarse

/s/ ROBERT J. DEFRANCO	Senior Vice President Chief Financial Officer	March 28, 2003

Robert J. DeFranco

/s/ G. COTTER CUNNINGHAM	Senior Vice President Chief Operating Officer	March 28, 2003

G. Cotter Cunningham

/s/ BRUNS H. GRAYSON	Director	March 28, 2003

Bruns H. Grayson

/s/ WILLIAM C. MARTIN	Director	March 28, 2003

William C. Martin

/s/ PETER C. MORSE	Director	March 28, 2003

Peter C. Morse

/s/ ROBERT P. O’BLOCK	Director	March 28, 2003

Robert P. O’Block

/s/ RANDALL E. POLINER	Director	March 28, 2003

Randall E. Poliner

Certification of CEO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Elisabeth DeMarse, the Chief Executive Officer of Bankrate, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Bankrate, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	By:	/s/ ELISABETH DEMARSE

Elisabeth DeMarse Chief Executive Officer

Certification of CFO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert J. DeFranco, the Chief Financial Officer of Bankrate, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Bankrate, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	By:	/s/ ROBERT J. DEFRANCO

Robert J. DeFranco Chief Financial Officer