Form 10-Q
period 2003-03-31
BANKRATE INC
filed 2003-05-15
CIK 1080866

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File No. 0-25681

(Exact name of registrant as specified in its charter)

Florida	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11811 U.S. Highway One, Suite 101
North Palm Beach, Florida	33408
(Address of principal executive offices)	(Zip Code)

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

Yes ☒	No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of outstanding shares of the issuer’s common stock as of April 30, 2003 was as follows: 14,210,803 shares of Common Stock, $.01 par value.

Bankrate, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003
Index

Introductory Note

               This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions.  These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control.  For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”): (a) “Risk Factors” in Item 1, “Business,” and (b) “Introduction” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Bankrate, Inc.
Condensed Balance Sheets
(Unaudited)

	March 31, 2003	December 31, 2002

Assets
Cash and cash equivalents	$12,843,316	$11,000,561
Accounts receivable, net of allowance for doubtful accounts of $200,000 at March 31, 2003 and December 31, 2002	3,011,368	2,378,535
Other current assets	384,998	370,886

Total current assets	16,239,682	13,749,982
Furniture, fixtures and equipment, net	793,889	912,651
Intangible assets, net	177,662	206,915
Other assets	561,826	303,547

Total assets	$17,773,059	$15,173,095

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$1,070,695	$809,068
Accrued expenses	2,650,834	3,072,771
Deferred revenue	264,989	255,081
Other current liabilities	241,411	243,891

Total current liabilities	4,227,929	4,380,811
Other liabilities	175,704	142,226

Total liabilities	4,403,633	4,523,037

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share-- 100,000,000 shares authorized; 14,206,609 and 13,998,168 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	142,066	139,982
Additional paid in capital	64,631,167	63,932,578
Accumulated deficit	(51,403,807)	(53,422,502)

Total stockholders’ equity	13,369,426	10,650,058

Total liabilities and stockholders’ equity	$17,773,059	$15,173,095

See accompanying notes to condensed financial statements.

Bankrate, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenue:
Online publishing	$7,334,193	$4,712,969
Print publishing and licensing	1,212,393	923,949

Total revenue	8,546,586	5,636,918

Cost of revenue:
Online publishing	1,240,412	882,097
Print publishing and licensing	1,008,406	671,763

Total cost of revenue	2,248,818	1,553,860

Gross margin	6,297,768	4,083,058

Operating expenses:
Sales	1,026,386	850,884
Marketing	1,197,634	923,595
Product development	432,332	329,880
General and administrative	1,470,050	1,134,227
Depreciation and amortization	191,063	143,707

	4,317,465	3,382,293

Income from operations	1,980,303	700,765
Interest income (expense), net	38,392	(10,834)
Gain on early extinguishment of debt	—	2,021,792

Income before income taxes	2,018,695	2,711,723
Income taxes	—	—

Net income	$2,018,695	$2,711,723

Basic and diluted net income per share:
Basic	$0.14	$0.19

Diluted	$0.13	$0.19

Weighted average common shares outstanding:
Basic	14,162,059	13,996,950
Diluted	15,423,056	14,066,486

See accompanying notes to condensed financial statements.

Bankrate, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$2,018,695	$2,711,723
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	—	(2,021,792)
Depreciation and amortization	191,063	143,707
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(632,833)	(379,039)
(Increase) in other assets	(277,665)	(227,558)
Increase in accounts payable	261,627	47,371
(Decrease) in accrued expenses	(421,848)	(71,034)
Increase in current liabilities	42,160	50,139

Net cash provided by operating activities	1,181,199	253,517

Cash flows from investing activities:
Purchases of equipment	(37,863)	(75,363)

Net cash used in investing activities	(37,863)	(75,363)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,254)	(23,346)
Proceeds from exercise of stock options	700,673	—
Repayment of 10% convertible subordinated note payable	—	(3,400,000)

Net cash provided by (used in) financing activities	699,419	(3,423,346)

Net increase (decrease) in cash and cash equivalents	1,842,755	(3,245,192)
Cash and equivalents, beginning of period	11,000,561	9,755,032

Cash and equivalents, end of period	$12,843,316	$6,509,840

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$1,111

See accompanying notes to condensed financial statements.

BANKRATE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

               The Company

               Bankrate, Inc. (the “Company”) owns and operates an Internet-based consumer banking marketplace.  The Company’s flagship Web site, Bankrate.com, is the Web’s leading aggregator of information on more than 190 financial products, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company is organized under the laws of the state of Florida.

               On January 9, 2003, the Company’s common stock began trading on the Nasdaq SmallCap Market under its existing stock symbol “RATE.”

               Basis of Presentation

               The unaudited interim condensed financial statements for the three months ended March 31, 2003 and 2002 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

                In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2003, and the results of its operations for the three months ended March 31, 2003 and 2002, and its cash flows for the three months ended March 31, 2003 and 2002. The results for the three months ended March 31, 2003 are unaudited and are not necessarily indicative of the expected results for the full year or any future period.

               The unaudited condensed financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2002 Form 10-K.

               Barter Revenue

               Online publishing revenue includes barter revenue, which represents the exchange by the Company of advertising space on the Company’s Web site for reciprocal advertising space on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. Barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company’s Web site. Barter expense is recognized when the Company’s advertisements are run on the other companies’ Web sites, which is typically in the same period in which barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering its advertising impressions, a liability is recorded. If the Company delivers its advertising impressions to the customer’s Web site prior to receiving the advertising impressions, a prepaid expense is recorded. A prepaid expense of approximately $5,500 was recorded at March 31, 2003 and no prepaid expense or liability was recorded at December 31, 2002. Barter revenue was approximately $750,000, and $855,000, and represented approximately 9% and 15% of total revenue, respectively, for the three months ended March 31, 2003 and 2002.

               Basic and Diluted Net Income Per Share

               The Company computes basic net income per share by dividing net income for the period by the weighted average number of shares outstanding for the period. Diluted net income per share includes the effect of common stock equivalents, consisting of outstanding stock options, to the extent the effect is not anti-dilutive.

               The weighted average number of common shares outstanding used in computing diluted net income per share for the three months ended March 31, 2003 and 2002 includes the shares resulting from the dilutive effect of outstanding stock options.  For the three months ended March 31, 2003 and 2002, 82,900 and 2,062,000 shares, respectively, attributable to the exercise of outstanding stock options were excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

                Stock-Based Compensation

               The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan options. Under this method, compensation is recognized over the grant’s vesting period only if the current market price of the underlying stock on the date of grant exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148.

               Pro Forma Disclosures Under SFAS No. 148

                The per share weighted average fair value of stock options granted during the three months ended March 31, 2003 was $2.97 on the date of grant, using the Black-Scholes option pricing model. No options were granted during the three months ended March 31, 2002. The following weighted average assumptions were used: expected volatility of 100%; expected dividend yield of 0%; risk-free interest rate of 4%; and expected lives of 5 years.

               The Company applies APB Opinion No. 25 in accounting for its stock-based compensation. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net income and net income per share would have been reported at the pro forma amounts indicated below.

	Three Months Ended March 31,

	2003	2002

Net income:
As reported	$2,018,695	$2,711,723
Deduct: total stock-based employee compensation determined under fair value-based method for all awards, net of related tax effect	(116,984)	(318,946)

Pro forma net income	1,901,711	2,392,777

Net income per share as reported:
Basic	0.14	0.19
Diluted	0.13	0.19
Net income per share pro forma:
Basic	0.13	0.17
Diluted	0.12	0.17

               Stockholders’ Equity

               The activity in stockholders’ equity for the three months ended March 31, 2003 is shown below.

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balances, December 31, 2002	13,998,168	$139,982	$63,932,578	$(53,422,502)	$10,650,058

Stock options exercised	208,441	2,084	698,589	—	700,673

Net income for the period	—	—	—	2,018,695	2,018,695

Balances, March 31, 2003	14,206,609	$$142,066	$64,631,167	$(51,403,807)	$13,369,426

               Comprehensive Income

               Comprehensive income is the same as net income for the three months ended March 31, 2003 and 2002.

               Recent Accounting Pronouncements

               In May 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation requires a company to record as a liability the fair value of certain guarantees initiated by the company. In addition, the interpretation requires additional disclosure of these and other guarantees in the notes to the financial statements. The recognition provisions of this interpretation are applied to guarantees entered into after December 31, 2002. This interpretation did not have a material impact on the Company’s financial statements.

               In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”) which requires, among other things, recording a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  Commitment to an exit plan or a plan of disposal expresses only management’s future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense.  The provisions of Statement 146 are effective prospectively for exit and disposal activities initiated after December 31, 2002, with early application encouraged.  This statement did not have a material impact on the Company’s financial statements.

               In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123  (“Statement 148”) to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of Statement 148 are effective for interim periods beginning after December 15, 2002, with early application encouraged.  This statement did not have a material impact on the Company’s financial statements. The Company currently intends to continue to account for stock options issued under APB No. 25 and present the pro forma disclosures in the footnotes to the financial statements.

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

               The Company had one online customer that accounted for approximately 13% and 10%, respectively, of total revenue for the three months ended March 31, 2003 and 2002. Sales to no other customer exceed 10% of total revenue for the periods presented.  No revenues were generated outside of the United States.

               Summarized segment information as of, and for, the three months ended March 31, 2003 and 2002 is presented below.

	Online Publishing	Print Publishing and Licensing	Other	Total

Three Months Ended March 31, 2003
Revenue	$7,334,193	$1,212,393	$—	$8,546,586
Cost of revenue	1,240,412	1,008,406	—	2,248,818

Gross margin	6,093,781	203,987	—	6,297,768
Sales	1,026,386	—	—	1,026,386
Marketing	1,197,634	—	—	1,197,634
Product development	302,632	129,700	—	432,332
General and administrative	1,229,094	240,956	—	1,470,050
Depreciation and amortization	133,744	57,319	—	191,063
Other income (expense), net	—	—	38,392	38,392

Segment profit (loss)	$2,204,291	$(223,988)	$38,392	$2,018,695

Total assets	$3,902,525	$1,027,218	$12,843,316	$17,773,059

	Online Publishing	Print Publishing and Licensing	Other		Total

Three Months Ended March 31, 2002
Revenue	$4,712,969	$923,949	$—		$5,636,918
Cost of revenue	882,097	671,763	—		1,553,860

Gross margin	3,830,872	252,186	—		4,083,058
Sales	850,884	—	—		850,884
Marketing	923,595	—	—		923,595
Product development	230,916	98,964	—		329,880
General and administrative	948,315	185,912	—		1,134,227
Depreciation and amortization	100,595	43,112	—		143,707
Other income (expense), net	—	—	2,010,958	(A)	2,010,958

Segment profit (loss)	$776,567	$(75,802)	$2,010,958		$2,711,723

Total assets	$2,561,497	$746,721	$6,509,840		$9,818,058

(A)	Includes gain on early extinguishment of debt of approximately $2,022,000 resulting from the early repayment of the Company’s $4,350,000 10% convertible subordinated note payable. See Note 4 below.

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

               In July 2000, the Company sold its former wholly owned subsidiary, Professional Direct Agency, Inc. (“Pivot”), for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At March 31, 2003, the outcome of this matter was uncertain. The Company cannot estimate at this time the amount of loss, if any, that could result from an adverse resolution of this litigation.

NOTE 4 – LONG-TERM DEBT

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

               The following discussion may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions.  These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control.  For information concerning these factors and related matters, see the following sections of our Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”): (a) “Risk Factors” in Item 1, “Business,” and (b) “Introduction” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in addition to the other information set forth herein.

Overview

               Bankrate, Inc. (the “Company”) owns and operates an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com, is the Web’s leading aggregator of information on more than 190 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications. Bankrate.com provides the tools and information that can help consumers make better financial decisions. We regularly survey approximately 4,800 financial institutions in all 50 states in order to provide the most current objective, unbiased rates. Hundreds of print and online partner publications depend on Bankrate.com as the trusted source for financial rates and information.

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

Significant Developments

               On February 6, 2002 we entered into an agreement with Reassure America Life Insurance Company (“REALIC”), successor by merger to The Midland Life Insurance Company. Pursuant to the terms of this agreement, REALIC agreed to full repayment of the $4,350,000 convertible subordinated note payable, including accrued interest, on February 22, 2002 for $3,400,000 in cash. Accordingly, we recorded a gain on early extinguishment of debt of approximately $2,022,000 in the quarter ending March 31, 2002.

               On January 9, 2003, our common stock began trading on the Nasdaq SmallCap Market under its existing stock symbol “RATE.”

Overview of Revenue and Expenses and Critical Accounting Policies, Estimates and Practices

               The following is our analysis of the results of operations for the periods covered by our interim condensed financial statements, including a discussion of the accounting policies and practices (revenue recognition) that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements.  This analysis should be read in conjunction with our interim condensed financial statements, including the related notes.  See “Results of Operations and Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2002 Form 10-K for additional information concerning the revenue and expense components of our online and print publishing operations.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue

Online Publishing Revenue

               We sell graphic advertisements on our Web site (including co-branded sites) consisting of banner, badge, billboard, poster and island advertisements. These advertisements are sold to advertisers according to the cost per thousand impressions, or CPM, the advertiser receives. The amount of advertising we sell is a function of (1) the number of advertisements per Web page, (2) the number of visitors viewing our Web pages, and (3) the capacity of our sales force. Advertising sales are invoiced monthly based on specific contract terms. Revenue is recognized monthly based on the percentage of actual impressions to the total number of impressions contracted. Revenue for impressions invoiced but not delivered is deferred and recognized when impressions are delivered. Additionally, we generate revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to our Web site transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenues are shared according to distribution agreements. Revenue is recorded at gross amounts and revenue payments are recorded in cost of revenue. We also sell hyperlinks to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned.

               Online publishing revenue also includes barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. Barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on our Web site. Barter expense is recognized when our advertisements are run on the other companies’ Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to our delivering the advertising impressions, a liability is recorded. If we deliver advertising impressions to the other companies’ Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. A prepaid expense of approximately $5,500 was recorded at March 31, 2003 and no prepaid expense or liability was recorded at December 31, 2002. Barter revenue was approximately $750,000, and $855,000, and represented approximately, 9%, and 15% of total revenue, respectively, for the three months ended March 31, 2003 and 2002.

               Excluding barter revenue, online publishing revenue of $6,584,000 for the three months ended March 31, 2003 was $2,726,000, or 71%, higher than the $3,858,000 reported for the same period in 2002. This increase was due  to a $1,666,000, or 80%, increase in graphic advertisement sales as approximately 170 million, or 130%, more graphic ad impressions were sold during the three months ended March 31, 2003 compared to the same period in 2002. Additionally, hyperlink sales were $1,090,000, or 63%, higher in 2003 compared to 2002, as the number of hyperlink advertisers reached a high of 566 during the quarter ended March 31, 2003, up 7% from the same quarter in 2002.

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

                Historically, our first calendar quarter has been our highest in terms of page views, and we have typically experienced a slowdown in traffic during our third and fourth quarters. During 2002, certain traffic initiatives and expanded commitments from our distribution partners as well as the activity in mortgage lending caused increases in traffic inconsistent with our historical trends. Based on those historical trends, we could experience a decline in traffic and online publishing revenue during the third and fourth quarters of 2003 in relation to the first quarter of 2003.

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

               Print publishing and licensing revenue for the quarter ended March 31, 2003 increased $288,000, or 31%, over the comparable period in 2002 due primarily to a $278,000, or 39%, increase in Consumer Mortgage Guide revenue. This increase was a result of declining interest rates beginning in the fourth quarter of 2001, and continuing through the first quarter of 2003 that sustained the refinancing markets, causing more advertisers to publish their rates.

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

               Online publishing costs for the three months ended March 31, 2003 were $358,000, or 41%, higher than the comparable period in 2002 due primarily to an increase of approximately $258,000, or 156%, in revenue-sharing payments to our distribution partners due to higher associated revenue, approximately $71,000 of higher costs associated with hyperlink sales, and approximately $57,000 higher consulting costs associated with new business initiatives, offset by reductions in various other expenses in the quarter ended March 31, 2003 compared to the same period in 2002. Online publishing costs as a percentage of online publishing revenue excluding barter dropped from 23% for the three months ended March 31, 2002 to 19% for the comparable period in 2003, as costs have declined relative to the increases in revenue and lower revenue subject to revenue sharing arrangements.

Print Publishing and Licensing Costs

               Print publishing and licensingcosts represent expenses associated with print publishing and licensing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Consumer Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs vary proportionately with the related revenues and increased $337,000, or 50%, for the three months ended March 31, 2003 compared to the same period in 2002. Revenue sharing payments were up $221,000, or 41%, in the first quarter of 2003 compared to the same period in 2002 due to higher Consumer Mortgage Guide revenue.  Print publishing and licensingcosts for the three months ended March 31, 2003 included approximately $95,000 of new product development costs.

Other Expenses

Sales

               Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead. Sales costs for the three months ended March 31, 2003 were up $176,000, or 21%, over the comparable periods in 2002 due to higher sales commissions paid on higher levels of revenue, and expenditures related to market analysis and branding.

Marketing

               Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include print and Internet advertising and marketing and promotion costs. Marketing costs also include barter expense, which represents the non-cash cost of our advertisements that are run on other companies’ Web sites in our barter transactions. Barter expense was $744,500 and $855,000 for the quarters ended March 31, 2003 and 2002, respectively. Excluding barter expense, marketing expenses for the quarter ended March 31, 2003 of $453,000 were $385,000 higher than the comparable quarter in 2002. These increases reflect our efforts to improve search engine results with pay per performance campaigns.

Product Development

               Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming and other technology costs. Product development costs for the three months ended March 31, 2003 were $102,000, or 31%, higher compared to the same period in 2002 due primarily to higher training costs, and systems and software repairs, maintenance, and upgrades.

General and Administrative

               General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. General and administrative expenses for the three months ended March 31, 2003 were $336,000, or 30%, higher than the comparable amount reported in the same period in 2002 primarily due to the following: $77,000 higher public and investor relations fees supporting initiatives in these areas; $60,000 higher stock market listing and annual fees; $51,000 higher consulting and professional fees supporting new business initiatives; $86,000 higher human resource costs reflecting merit increases and higher benefit costs; and $77,000 higher legal, accounting and other professional fees supporting the growth in the business.

               As a percentage of total revenue excluding barter, general and administrative expenses were 19% for the three months ended March 31, 2003 compared to 24% for the same period in 2002. The overall decline is the result of the stabilization of infrastructure expenses and our initiatives to control costs.

Depreciation and Amortization

               Depreciation and amortization was $47,000, or 33%, higher for the three months ended March 31, 2003 compared to 2002 due to the amortization of software licenses purchased in the third quarter, and capital expenditures placed in service in the third and fourth quarters of 2002.

Interest Income (Expense), Net

               Interest income and expense consists of interest income on invested cash and cash equivalents for the three months ended March 31, 2003 and 2002, and interest expense on capital lease obligations and the 10% convertible subordinated note payable for the three months ended March 31, 2002. Net interest income for the three months ended March 31, 2003 was $49,000 higher than the amount reported in the same period in 2002 as interest expense was eliminated due to the expiration of lease terms on certain capital lease assets and the repayment of our subordinated note payable, discussed below.

Gain on Early Extinguishment of Debt

               On February 6, 2002, we entered into a Termination Agreement and General Release (the “Agreement”) with REALIC, successor by merger to The Midland Life Insurance Company, holder of the $4,350,000 10% convertible subordinated note payable. Pursuant to the terms of the Agreement, REALIC agreed to full repayment of the note, including accrued interest, on February 22, 2002 for $3,400,000 in cash. We recorded a gain on early extinguishment of debt of approximately $2,022,000 in the quarter ended March 31, 2002.

Liquidity and Capital Resources

               Our principal source of liquidity is the cash generated by our operations. As of March 31, 2003, we had working capital of $12,012,000, and our primary commitments were approximately $1,218,000 in operating lease payments over the next five years, as well as capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $4,100,000 through March 31, 2004. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or any off-balance sheet arrangements. On February 22, 2002, we completed the early repayment of our $4,350,000 10% convertible subordinated note, including accrued interest, for $3,400,000 in cash. This transaction will save us approximately $3,125,000 in principal and interest through August 20, 2004, the original maturity date.

Contractual Obligations

               The following table represents the amounts due under the specified types of contractual obligations.

		Payments Due (In thousands)

Contractual obligations	Less than one year	One to three years	Three to five years	More than five years

Long-term debt obligations	$—	$—	$—	$—
Capital lease obligations (1)	—	—	—	—
Operating lease obligations (1)	517,004	610,126	178,258	—
Purchase obligations (2)	125,200	—	—	—
Other long-term obligations	—	—	—	—

(1) Includes our obligations under existing capital and operating leases.

(2) Represents base contract amounts for Internet hosting, co-location and content distribution.

               During the three months ended March 31, 2003, we generated $1,181,000 of net cash from operating activities. Our net income of $2,019,000 was adjusted for non-cash charges of $191,000, and a net negative change in the components of operating assets and liabilities of $1,029,000. Of this negative charge, $633,000 resulted from the increase in accounts receivable balances and $422,000 resulted from a decrease in accrued expenses. During the three months ended March 31, 2003, net cash of $699,000 was provided by financing activities, primarily the result of stock option exercises.

               During the three months ended March 31, 2002, cash and cash equivalents decreased by $3,245,000 due primarily to the early repayment of our $4,350,000 10% convertible subordinated note, including accrued interest, for $3,400,000 in cash.

               We have incurred net losses in six of our last seven fiscal years and had an accumulated deficit of approximately $51 million as of March 31, 2003. We are working to manage our cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, we have substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. We sold CPNet.com in May 2000, sold Pivot in July 2000, shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000. These transactions yielded cash to the Company of approximately $4,392,000 and reduced operating expenses. We also reduced employment levels of continuing operations and consolidated its physical locations. In February 2002, we negotiated the early repayment of our $4,350,000 convertible subordinated note payable for $3,400,000, including accrued interest, and recorded a gain of approximately $2,022,000 in the quarter ended March 31, 2002. We have generated cash from operations for eight consecutive quarters through March 31, 2003.  Based on these actions and our current plan, we believe our existing capital resources will be sufficient to satisfy our cash requirements through at least the next 12 months.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

               The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of March 31, 2003, all of our cash equivalents matured in less than three months.

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

              None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

              None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

Item 5. OTHER INFORMATION

              None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

	(1)	A Form 8-K was filed on January 9, 2003, reporting under Item 5 that the Company’s common stock began trading on the Nasdaq SmallCap Market on January 9, 2003.

(2)

A Form 8-K was filed on January 31, 2003, reporting under Item 5 that on January 29, 2003, the Company issued a press release announcing that on January 28, 2003, the United States Court of Appeals for the Second Circuit affirmed the dismissal of a shareholders’ class action suit against Company and certain of its officers and directors, its auditor, and its underwriters in its entirety.

(3)

A Form 8-K was filed on February 7, 2003, reporting under Item 5 that on February 5, 2003, the Company issued a press release announcing its financial results for the quarter and year ended December 31, 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKRATE, INC.

Dated: May 15, 2003	By:	/s/ ROBERT J. DEFRANCO

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

Dated: May 15, 2003	By:	/s/ ELISABETH DEMARSE

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

Dated: May 15, 2003	By:	/s/ ROBERT J. DEFRANCO

Robert J. DeFranco Chief Financial Officer