Form 10-Q
period 2003-06-30
BANKRATE INC
filed 2003-08-01
CIK 1080866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-25681

(Exact name of registrant as specified in its charter)

Florida	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11811 U.S. Highway One, Suite 101 North Palm Beach, Florida	33408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 630-2400

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [ X ]    No  [    ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ X ]    No [    ]

The number of outstanding shares of the issuer’s common stock as of July 31, 2003 was as follows: 14,907,343 shares of Common Stock, $.01 par value.

Bankrate, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003

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

Bankrate, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Cash and cash equivalents	$16,959,195	$11,000,561
Accounts receivable, net of allowance for doubtful accounts of $200,000 at June 30, 2003 and December 31, 2002	3,172,529	2,378,535
Other current assets	271,877	370,886

Total current assets	20,403,601	13,749,982
Furniture, fixtures and equipment, net	963,560	912,651
Intangible assets, net	142,990	206,915
Other assets	378,350	303,547

Total assets	$21,888,501	$15,173,095

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$1,089,792	$809,068
Other accrued expenses	3,113,023	3,072,771
Deferred revenue	278,686	255,081
Other current liabilities	255,126	243,891

Total current liabilities	4,736,627	4,380,811
Other liabilities	215,931	142,226

Total liabilities	4,952,558	4,523,037

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share—100,000,000 shares authorized; 14,812,338 and 13,998,168 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	148,124	139,982
Additional paid in capital	65,670,400	63,932,578
Accumulated deficit	(48,882,581)	(53,422,502)

Total stockholders’ equity	16,935,943	10,650,058

Total liabilities and stockholders’ equity	$21,888,501	$15,173,095

See accompanying notes to condensed financial statements.

Bankrate, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Online publishing	$8,197,339	$5,267,775	$15,531,532	$9,980,744
Print publishing and licensing	1,354,752	934,274	2,567,145	1,858,223

Total revenue	9,552,091	6,202,049	18,098,677	11,838,967

Cost of revenue:
Online publishing	1,341,636	934,968	2,582,048	1,817,065
Print publishing and licensing	1,057,106	667,206	1,970,200	1,338,969

Total cost of revenue	2,398,742	1,602,174	4,552,248	3,156,034

Gross margin	7,153,349	4,599,875	13,546,429	8,682,933

Operating expenses:
Sales	1,139,281	944,433	2,165,667	1,795,317
Marketing	1,372,091	966,692	2,569,725	1,890,287
Product development	562,536	350,845	1,090,180	680,725
General and administrative	1,458,278	1,243,169	2,928,328	2,377,396
Depreciation and amortization	162,817	123,286	353,880	266,993

	4,695,003	3,628,425	9,107,780	7,010,718

Income from operations	2,458,346	971,450	4,438,649	1,672,215
Interest income (expense), net	62,880	30,492	101,272	19,658
Gain on early extinguishment of debt	—	—	—	2,021,792

Income before income taxes	2,521,226	1,001,942	4,539,921	3,713,665
Income taxes	—	—	—	—

Net income	$2,521,226	$1,001,942	$4,539,921	$3,713,665
Basic and diluted net income per share:
Basic	$0.17	$0.07	$0.32	$0.27

Diluted	$0.16	$0.07	$0.30	$0.26

Weighted average common shares outstanding:
Basic	14,472,485	13,996,950	14,318,221	13,996,950
Diluted	15,478,477	14,375,393	15,277,304	14,261,815

See accompanying notes to condensed financial statements.

Bankrate, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2003	2002
Cash flows from operating activities:
Net income	$4,539,921	$3,713,665
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	—	(2,021,792)
Depreciation and amortization	353,880	266,993
Provision for doubtful accounts	—	19,392
Changes in operating assets and liabilities:
Increase in accounts receivable	(793,994)	(940,054)
(Increase) decrease in other assets	18,932	(287,659)
Increase in accounts payable	280,724	50,920
Increase in accrued expenses	39,625	281,918
Increase in other liabilities	86,193	136,771
Increase (decrease) in deferred revenue	23,605	(92,575)

Net cash provided by operating activities	4,548,886	1,127,579

Cash flows from investing activities:
Purchases of equipment	(334,962)	(142,230)

Net cash used in investing activities	(334,962)	(142,230)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,254)	(30,406)
Proceeds from exercise of stock options	1,745,964	—
Repayment of 10% convertible subordinated note payable	—	(3,400,000)

Net cash provided by (used in) financing activities	1,744,710	(3,430,406)

Net increase (decrease) in cash and cash equivalents	5,958,634	(2,445,057)
Cash and equivalents, beginning of period	11,000,561	9,755,032

Cash and equivalents, end of period	$16,959,195	$7,309,975

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$44,928

See accompanying notes to condensed financial statements.

BANKRATE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2003

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

    Basis of Presentation

The unaudited interim condensed financial statements for the three and six months ended June 30, 2003 and 2002 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2003, and the results of its operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002. The results for the three and six months ended June 30, 2003 are unaudited and are not necessarily indicative of the expected results for the full year or any future period.

The unaudited condensed financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2002 Form 10-K.

    Barter Revenue

Online publishing revenue includes barter revenue, which represents the exchange by the Company of advertising space on the Company’s Web site for reciprocal advertising space on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. Barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company’s Web site. Barter expense is recognized when the Company’s advertisements are run on the other companies’ Web sites, which is typically in the same period in which barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering its advertising impressions, a liability is recorded. If the Company delivers its advertising impressions to the customer’s Web site prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at June 30, 2003 and December 31, 2002. Barter revenue was approximately $726,000, and $906,000, and represented approximately 8% and 15% of total revenue, respectively, for the three months ended June 30, 2003 and 2002, and was approximately $1,477,000 and $1,761,000, and represented approximately 8% and 15% of total revenue, respectively, for the six months ended June 30, 2003 and 2002.

    Basic and Diluted Net Income Per Share

The Company computes basic net income per share by dividing net income for the period by the weighted average number of shares outstanding for the period. Diluted net income per share includes the effect of common stock equivalents, consisting of outstanding stock options, to the extent the effect is not anti-dilutive.

The weighted average number of common shares outstanding used in computing diluted net income per share for the three and six months ended June, 2003 and 2002 includes the shares resulting from the dilutive effect of outstanding stock options. For the three and six months ended June 30, 2003, 81,100 and 81,800 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three and six months ended June 30, 2002, 710,725 shares attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

    Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan options. Under this method, compensation is recognized over the grant’s vesting period only if the current market price of the underlying stock on the date of grant exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, (“SFAS No. 123”), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148.

Pro Forma Disclosures Under SFAS No. 148

The per share weighted average fair value of stock options granted during the six months ended June 30, 2003 and 2002 was $2.97 and $0.91, respectively, on the date of grant, using the Black-Scholes option pricing model. The following weighted average assumptions were used: expected volatility of 100%; expected dividend yield of 0%; risk-free interest rate of 4%; and expected lives of 5 years.

The Company applies APB Opinion No. 25 in accounting for its stock-based compensation. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net income and net income per share would have been reported at the pro forma amounts indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income:
As reported	$2,521,226	$1,001,942	$4,539,921	$3,713,665
Less total stock-based employee compensation determined under fair value-based method for all awards, net of related tax effect	(63,872)	(169,017)	(180,856)	(555,885)

Pro forma net income	$2,457,354	$832,925	$4,359,065	$3,157,780

Net income per share as reported:
Basic	$0.17	$0.07	$0.32	$0.27
Diluted	$0.16	$0.07	$0.30	$0.26
Net income per share pro forma:
Basic	$0.17	$0.06	$0.30	$0.23
Diluted	$0.16	$0.06	$0.29	$0.22
Weighted average common shares outstanding:
Basic	14,472,485	13,996,950	14,318,221	13,996,950
Diluted	15,478,477	14,375,393	15,277,304	14,261,815

Stockholders’ Equity

The activity in stockholder’s equity for the six months ended June 30, 2003 is shown below.

	Common Stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2002	13,998,168	$139,982	$63,932,578	$(53,422,502)	$10,650,058

Stock options exercised	208,441	2,084	698,589	—	700,673

Net income for the period	—	—	—	2,018,695	2,018,695

Balances, March 31, 2003	14,206,609	142,066	64,631,167	$(51,403,807)	13,369,426

Stock options exercised	605,729	6,058	1,039,233	—	1,045,291

Net income for the period	—	—	—	2,521,226	2,521,226

Balances, June 30, 2003	14,812,338	$148,124	$65,670,400	$(48,882,581)	$16,935,943

Comprehensive Income

Comprehensive income is the same as net income for the three and six months ended June 30, 2003 and 2002.

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

In May 2003, the FASB issued SFAS No. 150 (“Statement No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, is otherwise effective for the Company beginning July 1, 2003, and is not expected to have a material impact on the Company’s financial statements.

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

The Company had one online customer that accounted for approximately 12% of total revenue for the three and six month periods ended June 30, 2003. No one customer accounted for greater than 10% of total revenue for the three and six month periods ended June 30, 2002. No revenues were generated outside of the United States.

Summarized segment information as of, and for, the three and six months ended June 30, 2003 and 2002 is presented below.

	Online Publishing	Print Publishing and Licensing	Other	Total
Three Months Ended June 30, 2003
Revenue	$8,197,339	$1,354,752	$—	$9,552,091
Cost of revenue	1,341,636	1,057,106	—	2,398,742

Gross margin	6,855,703	297,646	—	7,153,349
Sales	1,139,281	—	—	1,139,281
Marketing	1,372,091	—	—	1,372,091
Product development	393,775	168,761	—	562,536
General and administrative expenses	1,238,604	219,674	—	1,458,278
Depreciation and amortization	113,972	48,845	—	162,817
Interest income (expense), net	—	—	62,880	62,880

Segment profit (loss)	$2,597,980	$(139,634)	$62,880	$2,521,226

Total assets	$4,202,276	$727,030	$16,959,195	$21,888,501

	Online Publishing	Print Publishing and Licensing	Other	Total
Three Months Ended June 30, 2002
Revenue	$5,267,775	$934,274	$—	$6,202,049
Cost of revenue	934,968	667,206	—	1,602,174

Gross margin	4,332,807	267,068	—	4,599,875
Sales	944,433	—	—	944,433
Marketing	966,692	—	—	966,692
Product development	245,592	105,254	—	350,845
General and administrative expenses	1,055,899	187,270	—	1,243,169
Depreciation and amortization	86,300	36,986	—	123,286
Interest income (expense), net	—	—	30,492	30,492

Segment profit (loss)	$1,033,892	$(62,442)	$30,492	$1,001,942

Total assets	$3,238,406	$612,966	$7,309,975	$11,161,347

	Online Publishing	Print Publishing and Licensing	Other	Total
Six Months Ended June 30, 2003
Revenue	$15,531,532	$2,567,145	$—	$18,098,677
Cost of revenue	2,582,048	1,970,200	—	4,552,248

Gross margin	12,949,484	596,945	—	13,546,429
Sales	2,165,667	—	—	2,165,667
Marketing	2,569,725	—	—	2,569,725
Product development	763,126	327,054	—	1,090,180
General and administrative expenses	2,468,703	459,625	—	2,928,328
Depreciation and amortization	247,716	106,164	—	353,880
Interest income (expense), net	—	—	101,272	101,272
Gain on early extinguishment of debt	—	—	—	—

Segment profit (loss)	$4,734,547	$(295,898)	$101,272	$4,539,921

Total assets	$4,202,276	$727,030	$16,959,195	$21,888,501

	Online Publishing	Print Publishing and Licensing	Other	Total
Six Months Ended June 30, 2002
Revenue	$9,980,744	$1,858,223	$—	$11,838,967
Cost of revenue	1,817,065	1,338,969	—	3,156,034

Gross margin	8,163,679	519,254	—	8,682,933
Sales	1,795,317	—	—	1,795,317
Marketing	1,890,287	—	—	1,890,287
Product development	476,508	204,218	—	680,725
General and administrative expenses	2,004,244	373,152	—	2,377,396
Depreciation and amortization	186,895	80,098	—	266,993
Interest income (expense), net	—	—	19,658	19,658
Gain on early extinguishment of debt	—	—	2,021,792	2,021,792

Segment profit (loss)	$1,810,428	$(138,213)	$2,041,450	$3,713,665

Total assets	$3,238,406	$612,966	$7,309,975	$11,161,347

NOTE 3—COMMITMENTS AND CONTINGENCIES

    Legal Proceedings

In July 2000, the Company sold its former wholly owned subsidiary, Professional Direct Agency, Inc. (“Pivot”), for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At June 30, 2003, the outcome of this matter was uncertain. The Company cannot estimate at this time the amount of loss, if any, that could result from an adverse resolution of this litigation.

NOTE 4—LONG-TERM DEBT

On February 6, 2002, the Company entered into a Termination Agreement and General Release (the “Agreement”) with Reassure America Life Insurance Company (“REALIC”), successor by merger to The Midland Life Insurance Company, holder of it’s $4,350,000 10% convertible subordinated note payable. Pursuant to the terms of the Agreement, REALIC agreed to full repayment of the note, including accrued interest, on February 22, 2002 for $3,400,000 in cash. The Company recorded a gain on early extinguishment of debt of approximately $2,022,000 in the quarter ended March 31, 2002.

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

Significant Developments

On February 6, 2002, we entered into an agreement with Reassure America Life Insurance Company (“REALIC”), successor by merger to The Midland Life Insurance Company. Pursuant to the terms of this agreement, REALIC agreed to full repayment of our $4,350,000 10% convertible subordinated note payable, including accrued interest, on February 22, 2002 for $3,400,000 in cash. Accordingly, we recorded a gain on early extinguishment of debt of approximately $2,022,000 in the quarter ended March 31, 2002.

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

Results of Operations

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

Revenue

Online Publishing Revenue

We sell graphic advertisements on our Web site (including co-branded sites) consisting of banner, badge, poster and island advertisements. These advertisements are sold to advertisers according to the cost per thousand impressions, or CPM, the advertiser receives. The amount of advertising we sell is a function of (1) the number of advertisements per Web page, (2) the number of visitors viewing our Web pages, and (3) the capacity of our sales force. Advertising sales are invoiced monthly based on specific contract terms. Revenue is recognized monthly based on the percentage of actual impressions to the total number of impressions contracted. Revenue for impressions invoiced but not delivered is deferred and recognized when impressions are delivered. Additionally, we generate revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to our Web site transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is allocated to each partner based on the percentage of advertisement views at each site. The allocated revenues are shared according to distribution agreements. Revenue is recorded at gross amounts and revenue payments are recorded in cost of revenue. We also sell hyperlinks to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned.

Online publishing revenue also includes barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenue and expense are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. Barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on our Web site. Barter expense is recognized when our advertisements are run on the other companies’ Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to our delivering the advertising impressions, a liability is recorded. If we deliver advertising impressions to the other companies’ Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at June 30, 2003 and December 31, 2002. Barter revenue was approximately $726,000, and $906,000, and represented approximately 8% and 15% of total revenue, respectively, for the three months ended June 30, 2003 and 2002, and was approximately $1,477,000 and $1,761,000, and represented approximately 8% and 15% of total revenue, respectively, for the six months ended June 30, 2003 and 2002.

Excluding barter revenue, online publishing revenue of $7,471,000 for the three months ended June 30, 2003 was $3,109,000, or 71%, higher than the $4,362,000 reported for the same period in 2002. This increase was due to a $1,879,000, or 92%, increase in graphic advertisement sales as approximately 192 million, or 82%, more graphic ad impressions were sold during the three months ended June 30, 2003 compared to the same period in 2002.

Additionally, hyperlink sales were $1,281,000, or 58%, higher in 2003 compared to 2002, as the number of hyperlink advertisers increased to approximately 600, or 28%, over the same quarter in 2002.

Excluding barter revenue, online publishing revenue of $14,055,000 for the six months ended June 30, 2003 was $5,836,000, or 71%, higher than the $8,219,000 reported for the same period in 2002. This increase was due to a $3,540,000, or 87%, increase in graphic advertisement sales as approximately 224 million, or 42%, more graphic ad impressions were sold during the six months ended June 30, 2003 compared to the same period in 2002. Additionally, hyperlink sales were $2,371,000, or 60%, higher in 2003 compared to 2002, as the number of hyperlink advertisers increased to approximately 600, or 30%, over the same quarter in 2002.

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

Print publishing and licensing revenue for the quarter ended June 30, 2003 increased $420,000, or 45%, over the comparable period in 2002 due primarily to a $447,000, or 64%, increase in Consumer Mortgage Guide revenue. This increase was a result of declining interest rates beginning in the fourth quarter of 2001, and continuing through the second quarter of 2003 that sustained the refinancing markets, causing more advertisers to publish their rates. Additionally, we had almost twice as many Consumer Mortgage Guide contracts during the quarter ended June 30, 2003 as in the comparable quarter in 2002.

Print publishing and licensing revenue for the six months ended June 30, 2003 increased $709,000, or 38%, over the comparable period in 2002 due primarily to a $725,000, or 52%, increase in Consumer Mortgage Guide revenue. This increase was a result of declining interest rates beginning in the fourth quarter of 2001, and continuing through the second quarter of 2003 that sustained the refinancing markets, causing more advertisers to publish their rates. Additionally, we had almost twice as many Consumer Mortgage Guide contracts during the six months ended June 30, 2003 as in the comparable period in 2002.

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

Online publishing costs for the three months ended June 30, 2003 were $407,000, or 43%, higher than the comparable period in 2002 due primarily to an increase of approximately $110,000 in Telesales expenses, primarily commissions, as Telesales hyperlink revenue more than doubled for the three months ended June 30, 2003 compared to the same period in 2002; approximately $155,000 higher consulting and production costs related to new business and product initiatives; approximately $51,000 higher human resource costs due to new hires; and $65,000 higher revenue-sharing payments to our distribution partners due to higher associated revenue. Online publishing costs as a percentage of online publishing revenue excluding barter dropped from 21% for the three months ended June 30, 2002 to 18% for the comparable period in 2003, as costs have declined relative to the increases in revenue.

Online publishing costs for the six months ended June 30, 2003 were $765,000, or 42%, higher than the comparable period in 2002 due primarily to an increase of approximately $159,000 in Telesales expenses, primarily commissions and human resource costs, as Telesales hyperlink revenue more than doubled for the six months ended June 30, 2003 compared to the same period in 2002; approximately $296,000 higher consulting and production costs related to new business and product initiatives; approximately $88,000 higher human resource costs due to new hires; and $179,000 higher revenue-sharing payments to our distribution partners due to higher associated revenue. Online publishing costs as a percentage of online publishing revenue excluding barter dropped from 22% for the six months ended June 30, 2002 to 18% for the comparable period in 2003, as costs have declined relative to the increases in revenue.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing and licensing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Consumer Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs vary proportionately with the related revenues and increased $390,000, or 58%, for the three months ended June 30, 2003 compared to the same period in 2002. Revenue sharing payments were up $381,000, or 72%, in the second quarter of 2003 compared to the same period in 2002 due to higher Consumer Mortgage Guide revenue. The print publishing and licensing gross margin declined from 29% for the quarter ended June 30, 2002 to 22% in the comparable quarter in 2003 due to business development expenses incurred in adding new Consumer Mortgage Guide contracts and higher revenue sharing payments relative to revenue on certain new contracts.

Print publishing and licensing costs increased $631,000, or 47%, for the six months ended June 30, 2003 compared to the same period in 2002. Revenue sharing payments were up $602,000, or 56%, in the second quarter of 2003 compared to the same period in 2002 due to higher Consumer Mortgage Guide revenue. The print publishing and licensing gross margin declined from 28% for the six months ended June 30, 2002 to 23% in the comparable quarter period in 2003 due to business development expenses incurred in adding new Consumer Mortgage Guide contracts and higher revenue sharing payments relative to revenue on certain new contracts.

Other Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead. Sales costs for the three months ended June 30, 2003 were up $195,000, or 21%, over the comparable periods in 2002 due to $202,000 higher sales commissions paid on higher levels of revenue, $97,000 higher human resource costs due to new hires, offset by $79,000 lower expenditures related to market research and analysis.

Sales costs for the six months ended June 30, 2003 were $370,000, or 21%, higher than the same period in 2002 due to $260,000 higher sales commission expense, $192,000 higher human resource costs, offset by $132,000 lower costs related to market research and analysis.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include print and Internet advertising and marketing and promotion costs. Marketing costs also include barter expense, which represents the non-cash cost of our advertisements that are run on other companies’ Web sites in our barter transactions. Barter expense was $732,000 and $891,000 for the quarters ended June 30, 2003 and 2002, respectively. Excluding barter expense, marketing expenses for the quarter ended June 30, 2003 of $640,000 were $565,000 higher than the comparable quarter in 2002. These increases reflect our efforts to improve search engine results with pay per click campaigns. Barter expense was $1,477,000 and $1,769,000 for the quarters ended June 30, 2003 and 2002, respectively. Excluding barter expense, marketing expenses for the six months ended June 30, 2003 of $1,093,000 were $972,000 higher than the comparable quarter in 2002. These increases reflect our efforts to improve search engine results with pay per click campaigns.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming and other technology costs. Product development costs for the three and six months ended June 30, 2003 were $212,000, or 60%, and $409,000, or 60%, higher, respectively, compared to the same period in 2002 due primarily to higher human resource costs, training costs, and systems and software repairs, maintenance, and upgrades. Product development costs for the three and six months ended June 30, 2003 and 2002 also included approximately $149,000 and $245,000, respectively, of expenses associated with the design and development of new products.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. General and administrative expenses for the three months ended June 30, 2003 were $215,000, or 17%, higher than the comparable amount reported in the same period in 2002 primarily due to the following: $31,000 higher public and investor relations fees supporting initiatives in these areas; $33,000 higher consulting and professional fees supporting new business initiatives; $95,000 higher human resource costs reflecting merit increases, new hires and higher benefit costs; and $111,000 higher legal, accounting and other professional fees supporting the growth in the business. These higher costs were offset by a decrease in bad debt expense of $18,000, a decrease of $15,000 in Internet connection and co-location infrastructure costs, and an overall decrease of $22,000 in various other expenses.

As a percentage of total revenue excluding barter, general and administrative expenses were 17% for the three months ended June 30, 2003 compared to 23% for the same period in 2002. The overall decline is the result of the stabilization of infrastructure expenses and our initiatives to control costs.

General and administrative expenses for the six months ended June 30, 2003 were $551,000, or 23%, higher than the comparable amount reported in the same period in 2002 primarily due to the following: $108,000 higher public and investor relations fees supporting initiatives in these areas; $88,000 higher consulting and professional fees supporting new business initiatives; $186,000 higher human resource costs reflecting merit increases, new hires and higher benefit costs; $56,000 higher filing fees related to Nasdaq SmallCap Market listing; $59,000 higher bank service and merchant fees related to credit card payments on accounts receivable; and $188,000 higher legal, accounting and other professional fees supporting the growth in the business. These higher costs were offset by a decrease in bad debt expense of $19,000, a decrease of $55,000 in Internet connection and co-location infrastructure costs, and an overall decrease of $60,000 in various other expenses.

As a percentage of total revenue excluding barter, general and administrative expenses were 18% for the six months ended June 30, 2003 compared to 24% for the same period in 2002. The overall decline is the result of the stabilization of infrastructure expenses and our initiatives to control costs.

Depreciation and Amortization

Depreciation and amortization was $40,000, or 32%, and $87,000, or 33%, higher, respectively, for the three and six months ended June 30, 2003 compared to 2002 due to the amortization of software licenses purchased in the third quarter of 2002, and capital expenditures placed in service in the first and second quarters of 2003.

Interest Income (Expense), Net

Interest income and expense consists of interest income on invested cash and cash equivalents for the three and six months ended June 30, 2003 and 2002, and interest expense on capital lease obligations and the 10% convertible subordinated note payable for the three and six months ended June 30, 2002. Net interest income for the three and six months ended June 30, 2003 was $32,000 and $82,000 higher, respectively, than the amounts reported in the same periods in 2002 as interest expense was eliminated due to the expiration of lease terms on certain capital lease assets and the repayment of our subordinated note payable, discussed below.

Gain on Early Extinguishment of Debt

On February 6, 2002, we entered into a Termination Agreement and General Release (the “Agreement”) with REALIC, successor by merger to The Midland Life Insurance Company, holder of our $4,350,000 10% convertible subordinated note payable. Pursuant to the terms of the Agreement, REALIC agreed to full repayment of the note, including accrued interest, on February 22, 2002 for $3,400,000 in cash. We recorded a gain on early extinguishment of debt of approximately $2,022,000 in the quarter ended March 31, 2002.

Liquidity and Capital Resources

Our principal source of liquidity is the cash generated by our operations. As of June 30, 2003, we had working capital of $15,667,000, and our primary commitments were approximately $1,174,000 in operating lease payments over the next five years, as well as capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $4,567,000 through June 30, 2004. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or any off-balance sheet arrangements. On February 22, 2002, we completed the early repayment of our $4,350,000 10% convertible subordinated note, including accrued interest, for $3,400,000 in cash. This transaction will save us approximately $3,125,000 in principal and interest through August 20, 2004, the original maturity date.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations.

	Payments Due
	(In thousands)
	Less than one year	One to three years	Three to five years	More than five years
Contractual obligations
Long-term debt obligations	$—	$—	$—	$—
Capital lease obligations (1)	—	—	—	—
Operating lease obligations (1)	453,948	613,154	106,639	—
Purchase obligations (2)	161,400	—	—	—
Other long-term obligations	—	—	—	—

(1)	Includes our obligations under existing capital and operating leases.

(2)	Represents base contract amounts for Internet hosting, co-location, content distribution and tracking software.

During the six months ended June 30, 2003, we generated $4,549,000 of net cash from operating activities. Our net income of $4,540,000 was adjusted for depreciation and amortization of $354,000, and a net negative change in the components of operating assets and liabilities of $345,000. Of this negative charge, $794,000 resulted from the increase in accounts receivable, offset by a $281,000 increase in accounts payable. During the six months ended June 30, 2003, net cash of $1,745,000 was provided by financing activities, primarily the result of stock option exercises.

During the six months ended June 30, 2002, cash and cash equivalents decreased by $2,445,000 due primarily to the early repayment of our $4,350,000 10% convertible subordinated note, including accrued interest, for $3,400,000 in cash, and an increase of $940,000 in accounts receivable.

We have incurred net losses in six of our last seven fiscal years and had an accumulated deficit of approximately $49 million as of June 30, 2003. We are working to manage our cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, we have substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. We sold CPNet.com in May 2000, sold Pivot in July 2000, shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000. These transactions yielded cash to the Company of approximately $4,392,000 and reduced operating expenses. We also reduced employment levels of continuing operations and consolidated our physical locations. In February 2002, we negotiated the early repayment of our $4,350,000 convertible subordinated note payable for $3,400,000, including accrued interest, and recorded a gain of approximately $2,022,000 in the quarter ended March 31, 2002. We have generated cash from operations for nine consecutive quarters through June 30, 2003. Based on these actions and our current plan, we believe our existing capital resources will be sufficient to satisfy our cash requirements through at least the next 12 months.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of June 30, 2003, all of our cash equivalents matured in less than three months.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on June 19, 2003. At the meeting, the shareholders elected Robert P. O’Block (13,250,599 affirmative votes and 4,700 votes withheld) and Randall E. Poliner (13,250,599 affirmative votes and 4,700 votes withheld) to the Company’s Board of Directors. The shareholders also ratified the selection of KPMG LLP to serve as the Company’s independent public accountants for the fiscal year ending December 31, 2003 (13,154,649 affirmative votes; 96,950 votes against; and 3,700 abstaining).

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Elisabeth DeMarse, Chief Executive Officer and President of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Robert J. DeFranco, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Elisabeth DeMarse, Chief Executive Officer and President of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robert J. DeFranco, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

(1)	A Form 8-K was filed on April 30, 2003, reporting under Item 9 that on April 30, 2003, the Company issued a press release announcing its financial results for its first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 1, 2003	BANKRATE, INC.

	By:	/s/ ROBERT J. DEFRANCO
Robert J. DeFranco Senior Vice President Chief Financial Officer