Form 10-Q
period 2003-09-30
BANKRATE INC
filed 2003-11-07
CIK 1080866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

The number of outstanding shares of the issuer’s common stock as of October 31, 2003 was as follows: 15,087,456 shares of Common Stock, $.01 par value.

Bankrate, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003

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

Part I. FINANCIAL INFORMATION

Item 1.	INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Bankrate, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2003	December 31, 2002
Assets

Cash and cash equivalents	$19,602,421	$11,000,561
Accounts receivable, net of allowance for doubtful accounts of $200,000 at September 30, 2003 and December 31, 2002	2,888,005	2,378,535
Other current assets	434,768	370,886

Total current assets	22,925,194	13,749,982

Furniture, fixtures and equipment, net	902,766	912,651
Intangible assets, net	108,318	206,915
Other assets	406,206	303,547

Total assets	$24,342,484	$15,173,095

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$1,361,798	$809,068
Accrued expenses	2,458,396	3,072,771
Deferred revenue	277,101	255,081
Other current liabilities	231,547	243,891

Total current liabilities	4,328,842	4,380,811

Other liabilities	250,007	142,226

Total liabilities	4,578,849	4,523,037

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share – 100,000,000 shares authorized; 15,075,516 and 13,998,168 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	150,755	139,982
Additional paid in capital	66,047,580	63,932,578
Accumulated deficit	(46,434,700)	(53,422,502)

Total stockholders’ equity	19,763,635	10,650,058

Total liabilities and stockholders’ equity	$24,342,484	$15,173,095

See accompanying notes to condensed financial statements.

Bankrate, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Online publishing	$8,113,959	$6,264,936	$23,645,491	$16,245,680
Print publishing and licensing	1,346,983	978,447	3,914,128	2,836,670

Total revenue	9,460,942	7,243,383	27,559,619	19,082,350

Cost of revenue:
Online publishing	1,303,018	1,148,031	3,885,066	2,965,233
Print publishing and licensing	1,032,213	746,788	2,907,101	2,085,843

Total cost of revenue	2,335,231	1,894,819	6,792,167	5,051,076

Gross margin	7,125,711	5,348,564	20,767,452	14,031,274

Operating expenses:
Sales	1,110,548	1,026,862	3,276,215	2,822,331
Marketing	1,412,215	839,979	3,981,940	2,730,266
Product development	620,537	365,599	1,806,029	1,046,441
General and administrative	1,438,252	1,345,637	4,366,580	3,722,542
Depreciation and amortization	161,605	174,283	515,485	441,276

	4,743,157	3,752,360	13,946,249	10,762,856

Income from operations	2,382,554	1,596,204	6,821,203	3,268,418
Interest income, net	65,327	31,423	166,599	51,082
Gain on early extinguishment of debt	—	—	—	2,021,792

Income before income taxes	2,447,881	1,627,627	6,987,802	5,341,292
Income taxes	—	—	—	—

Net income	$2,447,881	$1,627,627	$6,987,802	$5,341,292

Basic and diluted net income per share:
Basic	$0.16	$0.12	$0.48	$0.38

Diluted	$0.16	$0.11	$0.46	$0.38

Weighted average common shares outstanding:
Basic	14,941,600	13,996,950	14,528,371	13,996,950
Diluted	15,787,803	14,566,248	15,331,077	14,151,085

See accompanying notes to condensed financial statements.

Bankrate, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$6,987,802	$5,341,292
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	—	(2,021,792)
Depreciation and amortization	515,485	441,276
Provision for doubtful accounts	—	19,392
Changes in operating assets and liabilities:
Increase in accounts receivable	(509,470)	(1,693,214)
Increase in other assets	(171,815)	(489,750)
Increase (decrease) in accounts payable	552,730	(44,195)
Increase (decrease) in accrued expenses	(615,001)	800,221
Increase in other liabilities	96,691	159,989
Increase (decrease) in deferred revenue	22,020	(68,936)

Net cash provided by operating activities	6,878,442	2,444,283

Cash flows from investing activities:
Purchases of equipment	(401,103)	(384,556)

Net cash used in investing activities	(401,103)	(384,556)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,254)	(36,422)
Proceeds from exercise of stock options	2,125,775	—
Repayment of 10% convertible subordinated note payable	—	(3,400,000)

Net cash provided by (used in) financing activities	2,124,521	(3,436,422)

Net increase (decrease) in cash and cash equivalents	8,601,860	(1,376,695)
Cash and equivalents, beginning of period	11,000,561	9,755,032

Cash and equivalents, end of period	$19,602,421	$8,378,337

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$44,928

See accompanying notes to condensed financial statements.

BANKRATE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2003

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

On August 18, 2003, the Company’s common stock began trading on the Nasdaq National Market under its existing stock symbol “RATE.”

Basis of Presentation

The unaudited interim condensed financial statements for the three and nine months ended September 30, 2003 and 2002 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2003, and the results of its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. The results for the three and nine months ended September 30, 2003 are unaudited and are not necessarily indicative of the expected results for the full year or any future period.

The unaudited condensed financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2002 Form 10-K.

Barter Revenue

Online publishing revenue includes barter revenue, which represents the exchange by the Company of advertising space on the Company’s Web site for reciprocal advertising space on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. Barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company’s Web site. Barter expense is recognized when the Company’s advertisements are run on the other companies’ Web sites, which is typically in the same period in which barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering its advertising impressions, a liability is recorded. If the Company delivers its advertising impressions to the customer’s Web site prior to receiving the advertising impressions, a prepaid expense is recorded. A liability of approximately $11,000 was recorded at September 30, 2003, and no prepaid expense or liability was recorded at December 31, 2002. Barter revenue was approximately $835,000, and $641,000, and represented approximately 9% of total revenue, respectively, for the three months ended September 30, 2003 and 2002, and was approximately $2,312,000 and $2,403,000, and represented approximately 8% and 13% of total revenue, respectively, for the nine months ended September 30, 2003 and 2002.

Basic and Diluted Net Income Per Share

The Company computes basic net income per share by dividing net income for the period by the weighted average number of shares outstanding for the period. Diluted net income per share includes the effect of common stock equivalents, consisting of outstanding stock options, to the extent the effect is not anti-dilutive.

The weighted average number of common shares outstanding used in computing diluted net income per share for the three and nine months ended September 30, 2003 and 2002 includes the shares resulting from the dilutive effect of outstanding stock options. For the three and nine months ended September 30, 2003, 80,775 shares attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three and nine months ended September 30, 2002, 566,379 and 710,725 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan options. Under this method, compensation is recognized over the grant’s vesting period only if the current market price of the underlying stock on the date of grant exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, (“Statement 123”), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148.

Pro Forma Disclosures Under SFAS No. 148

The per share weighted average fair value of stock options granted during the nine months ended September 30, 2003 was $2.97 on the date of grant, using the Black-Scholes option pricing model. No options were granted during the three months ended September 30, 2003 and the nine months ended September 30, 2002. The following weighted average assumptions were used: expected volatility of 100%; expected dividend yield of 0%; risk-free interest rate of 4%; and expected life of 5 years.

The Company applies APB Opinion No. 25 in accounting for its stock-based compensation. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net income and net income per share would have been reported at the pro forma amounts indicated below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income:
As reported	$2,447,881	$1,627,627	$6,987,802	$5,341,292
Less total stock-based employee compensation determined under fair value-based method for all awards, net of related tax effect	(47,044)	(237,287)	(227,900)	(689,602)

Pro forma net income	$2,400,837	$1,390,340	$6,759,902	$4,651,690

Net income per share as reported:
Basic	$0.16	$0.12	$0.48	$0.38
Diluted	$0.16	$0.11	$0.46	$0.38
Net income per share pro forma:
Basic	$0.16	$0.10	$0.47	$0.33
Diluted	$0.15	$0.10	$0.44	$0.33
Weighted average common shares outstanding:
Basic	14,941,600	13,996,950	14,528,371	13,996,950
Diluted	15,787,803	14,566,248	15,331,077	14,151,085

Stockholders’ Equity

The activity in stockholder’s equity for the nine months ended September 30, 2003 is shown below.

	Common Stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balances, December 31, 2002	13,998,168	$139,982	$63,932,578	$(53,422,502)	$10,650,058

Stock options exercised	208,441	2,084	698,589	—	700,673

Net income for the period	—	—	—	2,018,695	2,018,695

Balances, March 31, 2003	14,206,609	142,066	64,631,167	$(51,403,807)	13,369,426

Stock options exercised	605,729	6,058	1,039,233	—	1,045,291

Net income for the period	—	—	—	2,521,226	2,521,226

Balances, June 30, 2003	14,812,338	148,124	65,670,400	$(48,882,581)	16,935,943

Stock options exercised	263,178	2,631	377,180	—	379,811

Net income for the period	—	—	—	2,447,881	2,447,881

Balances, September 30, 2003	15,075,516	$150,755	$66,047,580	$(46,434,700)	$19,763,635

Comprehensive Income

Comprehensive income is the same as net income for the three and nine months ended September 30, 2003 and 2002.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 (“Statement 148”) to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of Statement 148 are effective for interim periods beginning after December 15, 2002, with early application encouraged. This statement did not have a material impact on the Company’s financial statements. The Company currently intends to continue to account for stock options issued under APB No. 25 and present the pro forma disclosures in the footnotes to the financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Subject to certain criteria defined in the interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity’s expected losses, receives a majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003. The FASB has delayed the effective date for variable interest entities created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003 (for the Company, December 31, 2003). This interpretation is not anticipated to have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150 (“Statement 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify a financial instrument that is within the scope of Statement 150 as a liability. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, is otherwise effective for the Company beginning September 1, 2003, and did not have an impact on the Company’s financial statements.

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

The Company had one online customer that accounted for approximately 8% and 11% of total revenue for the three and nine month periods ended September 30, 2003, respectively, and 13% and 10% of total revenue for the three and nine month periods ended September 30, 2002, respectively. No revenues were generated outside of the United States.

Summarized segment information as of, and for, the three and nine months ended September 30, 2003 and 2002 is presented below.

	Online Publishing	Print Publishing and Licensing	Other	Total
Three Months Ended September 30, 2003
Revenue	$8,113,959	$1,346,983	$—	$9,460,942
Cost of revenue	1,303,018	1,032,213	—	2,335,231

Gross margin	6,810,941	314,770	—	7,125,711
Sales	1,110,548	—	—	1,110,548
Marketing	1,412,215	—	—	1,412,215
Product development	434,376	186,161	—	620,537
General and administrative expenses	1,233,484	204,768	—	1,438,252
Depreciation and amortization	113,124	48,481	—	161,605
Interest income, net	—	—	65,327	65,327

Segment profit (loss)	$2,507,194	$(124,640)	$65,327	$2,447,881

Total assets	$3,911,740	$828,323	$19,602,421	$24,342,484

	Online Publishing	Print Publishing and Licensing	Other	Total
Three Months Ended September 30, 2002
Revenue	$6,264,936	$978,447	$—	$7,243,383
Cost of revenue	1,148,031	746,788	—	1,894,819

Gross margin	5,116,905	231,659	—	5,348,564
Sales	1,026,862	—	—	1,026,862
Marketing	839,979	—	—	839,979
Product development	255,919	109,680	—	365,599
General and administrative expenses	1,163,866	181,771	—	1,345,637
Depreciation and amortization	121,998	52,285	—	174,283
Interest income, net	—	—	31,423	31,423

Segment profit (loss)	$1,708,280	$(112,076)	$31,423	$1,627,627

Total assets	$4,194,116	$678,399	$8,378,337	$13,250,852

	Online Publishing	Print Publishing and Licensing	Other	Total
Nine Months Ended September 30, 2003
Revenue	$23,645,491	$3,914,128	$—	$27,559,619
Cost of revenue	3,885,066	2,907,101	—	6,792,167

Gross margin	19,760,425	1,007,027	—	20,767,452
Sales	3,276,215	—	—	3,276,215
Marketing	3,981,940	—	—	3,981,940
Product development	1,264,220	541,809	—	1,806,029
General and administrative expenses	3,746,421	620,159	—	4,366,580
Depreciation and amortization	360,840	154,645	—	515,485
Interest income, net	—	—	166,599	166,599

Segment profit (loss)	$7,130,789	$(309,586)	$166,599	$6,987,802

Total assets	$3,911,740	$828,323	$19,602,421	$24,342,484

	Online Publishing	Print Publishing and Licensing	Other	Total
Nine Months Ended September 30, 2002
Revenue	$16,245,680	$2,836,670	$—	$19,082,350
Cost of revenue	2,965,233	2,085,843	—	5,051,076

Gross margin	13,280,447	750,827	—	14,031,274
Sales	2,822,331	—	—	2,822,331
Marketing	2,730,266	—	—	2,730,266
Product development	732,509	313,932	—	1,046,441
General and administrative expenses	3,169,171	553,371	—	3,722,542
Depreciation and amortization	308,893	132,383	—	441,276
Interest income, net	—	—	51,082	51,082
Gain on early extinguishment of debt	—	—	2,021,792	2,021,792

Segment profit (loss)	$3,517,277	$(248,859)	$2,072,874	$5,341,292

Total assets	$4,194,116	$678,399	$8,378,337	$13,250,852

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In July 2000, the Company sold its former wholly-owned subsidiary, Professional Direct Agency, Inc. (“Pivot”), for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At September 30, 2003, the outcome of this matter was uncertain. The Company cannot estimate at this time the amount of loss, if any, that could result from an adverse resolution of this litigation.

NOTE 4 – LONG-TERM DEBT

On February 6, 2002, the Company entered into a Termination Agreement and General Release (the “Agreement”) with Reassure America Life Insurance Company (“REALIC”), successor by merger to The Midland Life Insurance Company, holder of its $4,350,000 10% convertible subordinated note payable. Pursuant to the terms of the Agreement, REALIC agreed to full repayment of the note, including accrued interest, on February 22, 2002 for $3,400,000 in cash. The Company recorded a gain on early extinguishment of debt of approximately $2,022,000 in the quarter ended March 31, 2002.

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

On August 18, 2003, our common stock began trading on the Nasdaq National Market under its existing stock symbol “RATE.”

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

Results of Operations

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

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

Online publishing revenue also includes barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenue and expense are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. Barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on our Web site. Barter expense is recognized when our advertisements are run on the other companies’ Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to our delivering the advertising impressions, a liability is recorded. If we deliver advertising impressions to the other companies’ Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. A liability of approximately $12,000 was recorded at September 30, 2003, and no prepaid expense or liability was recorded at December 31, 2002. Barter revenue was approximately $835,000, and $641,000, and represented approximately 9% of total revenue, respectively, for the three months ended September 30, 2003 and 2002, and was approximately $2,312,000 and $2,403,000, and represented approximately 8% and 13% of total revenue, respectively, for the nine months ended September 30, 2003 and 2002.

Excluding barter revenue, online publishing revenue of $7,279,000 for the three months ended September 30, 2003 was $1,655,000, or 29%, higher than the $5,624,000 reported for the same period in 2002. This increase was due primarily to a $1,348,000, or 57%, increase in hyperlink sales as the number of hyperlink advertisers increased by 25% to approximately 614, over the same quarter in 2002. Additionally, graphic advertisement sales were up $307,000, or 9%, over the same quarter in 2002.

Excluding barter revenue, online publishing revenue of $21,334,000 for the nine months ended September 30, 2003 was $7,491,000, or 54%, higher than the $13,843,000 reported for the same period in 2002. This increase was due to a $3,771,000, or 50%, increase in graphic advertisement sales as approximately 110% more graphic ad impressions were sold during the nine months ended September 30, 2003 compared to the same period in 2002. Additionally, hyperlink sales were $3,719,000, or 59%, higher in 2003 compared to 2002, as the number of hyperlink advertisers increased by approximately 28%, over the same period in 2002.

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

Historically, our first calendar quarter has been our highest in terms of page views, and we have typically experienced a slowdown in traffic during our third and fourth quarters. During 2002, certain traffic initiatives and expanded commitments from our distribution partners as well as the activity in mortgage lending caused increases in traffic inconsistent with our historical trends. Based on those historical trends, we could experience a decline in traffic and online publishing revenue during the fourth quarter of 2003 in relation to the first and second quarters of 2003.

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

Print publishing and licensing revenue for the quarter ended September 30, 2003 increased $369,000, or 38%, over the comparable period in 2002 due primarily to a $382,000, or 50%, increase in Consumer Mortgage Guide revenue. This increase was a result of declining interest rates beginning in the fourth quarter of 2001, and continuing through the third quarter of 2003 that sustained the refinancing markets, causing more advertisers to publish their rates. Additionally, we had almost twice as many Consumer Mortgage Guide contracts during the quarter ended September 30, 2003 as in the comparable quarter in 2002.

Print publishing and licensing revenue for the nine months ended September 30, 2003 increased $1,077,000, or 38%, over the comparable period in 2002 due primarily to a $1,107,000, or 51%, increase in Consumer Mortgage Guide revenue. This increase was a result of declining interest rates beginning in the fourth quarter of 2001, and continuing through the third quarter of 2003 that sustained the refinancing markets, causing more advertisers to publish their rates. Additionally, we had almost twice as many Consumer Mortgage Guide contracts during the nine ended September 30, 2003 as in the comparable period in 2002.

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

Online publishing costs for the three months ended September 30, 2003 were $155,000, or 14%, higher than the comparable period in 2002 due primarily to an increase of approximately $106,000 in Telesales expenses, primarily commissions, as Telesales hyperlink revenue almost tripled for the three months ended September 30, 2003 compared to the same period in 2002; and approximately $41,000 higher outsourced software costs related to new business and product initiatives. Online publishing costs as a percentage of online publishing revenue excluding barter dropped from 20% for the three months ended September 30, 2002 to 18% for the comparable period in 2003, as costs have declined relative to the increases in revenue.

Online publishing costs for the nine months ended September 30, 2003 were $920,000, or 31%, higher than the comparable period in 2002 due primarily to an increase of approximately $266,000 in Telesales expenses, primarily commissions and human resource costs, as Telesales hyperlink revenue more than tripled for the nine months ended September 30, 2003 compared to the same period in 2002; approximately $363,000 higher consulting and production costs related to new business and product initiatives; approximately $169,000 higher human resource costs due to new hires; and $107,000 higher revenue-sharing payments to our distribution partners due to higher associated revenue. Online publishing costs as a percentage of online publishing revenue excluding barter dropped from 21% for the nine months ended September 30, 2002 to 18% for the comparable period in 2003, as costs have declined relative to the increases in revenue.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing and licensing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Consumer Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs vary proportionately with the related revenues and increased $285,000, or 38%, for the three months ended September 30, 2003 compared to the same period in 2002. Revenue sharing payments were up $285,000, or 48%, in the third quarter of 2003 compared to the same period in 2002 due to higher Consumer Mortgage Guide revenue.

Print publishing and licensing costs increased $821,000, or 39%, for the nine months ended September 30, 2003 compared to the same period in 2002. Revenue sharing payments were up $887,000, or 53%, in the nine months ended September 30, 2003 compared to the same period in 2002 due to higher Consumer Mortgage Guide revenue.

Other Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead. Sales costs for the three months ended September 30, 2003 were up $84,000, or 8%, over the comparable periods in 2002 due to $30,000 higher sales commissions paid on higher levels of revenue and other selling costs, $89,000 higher human resource costs due to new hires, offset by $38,000 lower expenditures related to market analysis and branding.

Sales costs for the nine months ended September 30, 2003 were $454,000, or 16%, higher than the same period in 2002 due to $379,000 higher sales commission expense and other selling costs, $272,000 higher human resource costs, offset by $147,000 lower costs related to market analysis and branding.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include print and Internet advertising and marketing and promotion costs. Marketing costs also include barter expense, which represents the non-cash cost of our advertisements that are run on other companies’ Web sites in our barter transactions. Barter expense was $847,000 and $619,000 for the quarters ended September 30, 2003 and 2002, respectively. Excluding barter expense, marketing expenses for the quarter ended September 30, 2003 of $566,000 were $344,000 higher than the comparable quarter in 2002. This increase primarily reflects our efforts to improve search engine results with pay per click campaigns. Barter expense was $2,323,000 and $2,388,000 for the nine months ended September 30, 2003 and 2002, respectively. Excluding barter expense, marketing expenses for the nine months ended September 30, 2003 of $1,659,000 were $1,317,000 higher than the comparable quarter in 2002. This increase reflects our efforts to improve search engine results with pay per click campaigns.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development and other technology costs. Product development costs for the three and nine months ended September 30, 2003 were $255,000, or 70%, and $760,000, or 73%, higher, respectively, compared to the same period in 2002 due primarily to higher human resource costs, training costs, and systems and software repairs, maintenance, and upgrades. Product development costs for the three and nine months ended September 30, 2003 and 2002 also included approximately $182,000 and $427,000, respectively, of expenses associated with the design and development of new products.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. General and administrative expenses for the three months ended September 30, 2003 were $93,000, or 7%, higher than the comparable amount reported in the same period in 2002 primarily due to the following: $44,000 higher public and investor relations fees supporting initiatives in these areas; $111,000 of Nasdaq National Market initial and annual listing fees; $39,000 higher bank service and merchant fees related to credit card payments on accounts receivable; and $36,000 higher travel and entertainment fees supporting the public and investor relations efforts. These higher costs were offset by a decrease in bad debt expense of $74,000, a decrease of $35,000 in general business insurance costs, and $34,000 lower human resource costs.

As a percentage of total revenue excluding barter, general and administrative expenses were 17% for the three months ended September 30, 2003 compared to 20% for the same period in 2002. The overall decline is the result of the further stabilization of core operating and infrastructure expenses and our initiatives to control costs.

General and administrative expenses for the nine months ended September 30, 2003 were $644,000, or 17%, higher than the comparable amount reported in the same period in 2002 primarily due to the following: $152,000 higher public and investor relations fees supporting initiatives in these areas; $104,000 higher consulting and professional fees supporting new business initiatives; $102,000 higher human resource costs reflecting merit increases, new hires and higher benefit costs; $168,000 higher filing fees related to Nasdaq SmallCap and National Market initial and annual listing fees; $97,000 higher bank service and merchant fees related to credit card payments on accounts receivable; and $191,000 higher legal, accounting and other professional fees supporting the growth in the business. These higher costs were offset by a decrease in bad debt expense of $94,000 as collections continue to improve, a decrease of $38,000 in Internet connection and co-location infrastructure costs, and an overall decrease of $33,000 in various other core operating expenses.

As a percentage of total revenue excluding barter, general and administrative expenses were 17% for the nine months ended September 30, 2003 compared to 22% for the same period in 2002. The overall decline is the result of the further stabilization of core operating and infrastructure expenses and our initiatives to control costs.

Depreciation and Amortization

Depreciation and amortization was $13,000, or 7%, lower for the three months ended September 30, 2003 compared to 2002 due to assets purchased in 2000 becoming fully depreciated during the third quarter of 2003. Depreciation and amortization was $74,000, or 17%, higher for the nine months ended September 30, 2003 than the comparable period in 2002 due to the amortization of software licenses purchased in the third quarter of 2002, and capital expenditures placed in service during the first three quarters of 2003.

Interest Income, Net

Interest income and expense consists of interest income on invested cash and cash equivalents for the three and nine months ended September 30, 2003 and 2002, and interest expense on capital lease obligations and the 10% convertible subordinated note payable for the three and nine months ended September 30, 2002. Net interest income for the three and nine months ended September 30, 2003 was $34,000 and $116,000 higher, respectively, than the amounts reported in the same periods in 2002 as interest expense was eliminated due to the expiration of lease terms on certain capital lease assets, and the repayment of our subordinated note payable (discussed below), and higher cash balances during 2003.

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

Income Taxes

There is no current income tax provision for the three and nine months ended September 30, 2003 and 2002 as we have utilized a portion of our net operating loss carryforwards to offset current taxable income in those periods. No deferred provision or benefit for income taxes has been provided. The net deferred tax asset position, consisting primarily of significant net operating losses incurred prior to 2002, has been offset with a valuation allowance. A full valuation allowance has been recognized as it is management’s opinion that it is more likely than not that the deferred tax asset will not be recognized. As of December 31, 2002 the Company had approximately $44,000,000 in net operating loss carryforwards for federal income tax purposes that expire beginning in 2012 through 2021, and deferred tax assets of approximately $16,000,000 on which a full valuation allowance was provided.

Management continues to evaluate all positive and negative evidence, including sources of projected future taxable income and the consistent net operating income generated for the preceding eight consecutive quarters, beginning with the fourth quarter of 2001. The necessity of a full or partial valuation allowance will continue to be evaluated as the results from future operations continue to support the projections.

Liquidity and Capital Resources

Our principal source of liquidity is the cash generated by our operations. As of September 30, 2003, we had working capital of $18,596,000, and our primary commitments were approximately $1,019,000 in operating lease payments over the next five years, as well as capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $3,985,000 through September 30, 2004. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or any off-balance sheet arrangements. On February 22, 2002, we completed the early repayment of our $4,350,000 10% convertible subordinated note, including accrued interest, for $3,400,000 in cash. This transaction will save us approximately $3,125,000 in principal and interest through August 20, 2004, the original maturity date.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations.

	Payments Due
Contractual obligations	Less than one year	One to Three years	Three to five years	More than five years
Long-term debt obligations	$—	$—	$—	$—
Capital lease obligations (1)	—	—	—	—
Operating lease obligations (1)	380,309	597,661	41,193	—
Purchase obligations (2)	175,830	—	—	—
Other long-term obligations	—	—	—	—

(1)	Includes our obligations under existing capital and operating leases.

(2)	Represents base contract amounts for Internet hosting, co-location, content distribution and tracking software.

During the nine months ended September 30, 2003, we generated $6,878,000 of net cash from operating activities. Our net income of $6,988,000 was adjusted for depreciation and amortization of $515,000, and a net negative change in the components of operating assets and liabilities of $625,000. Of this negative charge, $509,000 resulted from an increase in accounts receivable, and $615,000 resulted from a decrease in accrued expenses, offset by a $553,000 increase in accounts payable. During the nine months ended September 30, 2003, net cash of $2,125,000 was provided by financing activities, primarily the result of stock option exercises.

During the nine months ended September 30, 2002, we generated $2,444,000 of net cash from operating activities. Our net income of $5,341,000 was adjusted for depreciation and amortization of $441,000, and a net negative change in the components of operating assets and liabilities of $1,336,000. Of this negative change, $2,183,000 resulted from an increase in accounts receivable and other assets, offset by an $800,000 decrease in accrued expenses. The increase in cash from operating activities was offset by the early repayment of our $4,350,000 10% convertible subordinated note, including accrued interest, for $3,400,000 in cash during the first quarter of 2002, and $385,000 in equipment purchases.

We have incurred net losses in six of our last seven fiscal years and had an accumulated deficit of approximately $46 million as of September 30, 2003. We are working to manage our cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, we have substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. We sold CPNet.com in May 2000, sold Pivot in July 2000, shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000. These transactions yielded cash to the Company of approximately $4,392,000 and reduced operating expenses. We also reduced employment levels of continuing operations and consolidated our physical locations. In February 2002, we negotiated the early repayment of our $4,350,000 convertible subordinated note payable for $3,400,000, including accrued interest, and recorded a gain of approximately $2,022,000 in the quarter ended March 31, 2002. We have generated cash from operations for 10 consecutive quarters through September 30, 2003. Based on these actions and our current plan, we believe our existing capital resources will be sufficient to satisfy our cash requirements through at least the next 12 months.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of September 30, 2003, all of our cash equivalents matured in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Controls

In addition, management, including our Chief Executive Officer and our Chief Financial Officer, reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls during the period covered by this report.

Part II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Elisabeth DeMarse, Chief Executive Officer and President of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Robert J. DeFranco, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Elisabeth DeMarse, Chief Executive Officer and President of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robert J. DeFranco, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

(1)	A Form 8-K was filed on July 29, 2003, reporting under Item 9 that on July 29, 2003, the Company issued a press release announcing its financial results for its second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Dated: November 7, 2003	By:	/s/ ROBERT J. DEFRANCO

Robert J. DeFranco Senior Vice President Chief Financial Officer