Form 10-K
period 2003-12-31
BANKRATE INC
filed 2004-03-15
CIK 1080866

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

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

Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based on the average of the closing bid and ask quotations for the Common Stock on June 30, 2003 as reported by the Nasdaq SmallCap Market was approximately $80,873,000. As of February 27, 2004, the Registrant had outstanding 15,232,065 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Parts I and III of this report.

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

Overview

Bankrate, Inc. owns and operates an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com, is the Internet’s leading aggregator of information on more than 250 financial products, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees and home equity loans. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications.

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

We also broadened our offerings to include channels on investing, taxes, small business, financial advice and insurance. Each channel offers a unique look at its particular topic. Bankrate.com users can find advice and tips from the Tax channel, obtain business ideas from the Small Business channel and ask a financial expert a question in the Advice channel.

Prior to 1996, and dating back to 1976, our principal business was the publication of print newsletters, the syndication of unbiased editorial bank and credit product research to newspapers and magazines, and advertising sales of the Consumer Mortgage Guide. We currently syndicate editorial research to 101 newspapers that have combined single day circulation in excess of 28 million copies, and to two national magazines with combined monthly circulation in excess of 4.6 million copies. The Consumer Mortgage Guide is a weekly newspaper-advertising table consisting of product and rate information from local mortgage companies and financial institutions. The Consumer Mortgage Guide appears weekly in approximately 28 U.S. metropolitan newspapers with combined single day circulation in excess of 9 million copies, including our first TV Consumer Mortgage Guide with a reach of 2.8 million. Together, these Bankrate.com branded print activities have the potential of reaching 41.5 million readers according to Editor & Publisher International 2003 Year Book.

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations and Critical Accounting Policies, and Note 9 to the Financial Statements below for a discussion of our two reportable business segments: online publishing, and print publishing and licensing.

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

Distribution Arrangements

Our distribution (or syndication) arrangements with other Web site operators fall into two categories: (1) co-branding, in which we establish a “co-branded” site with another Web site operator, (2) licensing, in which we provide content to the other operator’s Web site together with a hyperlink to our own site. We have found co-branding to be more effective in driving traffic to our site.

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

Our largest partners in terms of driving traffic to our site as of December 31, 2003 included America Online, USA Today, Dollar Stretcher, Netscape, and Yahoo! During 2003, approximately 21% of the traffic to Bankrate.com was attributable to the distribution partners compared to 32% in 2002. The decline results from the heightened consumer demand for mortgage products data during 2003 driving more traffic directly to Bankrate.com. We expect traffic from distribution partners to be between 25% and 30% of total site traffic in 2004.

Financial Product Research

Our research staff is made up of 39 employees who track comparative information on more than 250 financial products and services, including checking accounts, consumer loans, lines of credit, mortgages, certificates of deposit, savings accounts, credit cards, money market accounts and online accounts. We cover both personal and small business accounts offered through branch offices and on the Internet by banks, thrifts, credit unions, credit card issuers, mortgage bankers and mortgage brokers. We estimate that over 3,000,000 items of data are gathered each week for more than 300 markets across the United States from over 4,800 financial institutions. The information obtained includes not only interest rates and yields, but also related data such as lock periods, fees, points, and loan sizes for mortgages and grace periods, late penalties, cash advance fees, cash advance annual percentage rates, annual percentage yields, minimum payments, and terms and conditions of credit cards.

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

Institutions in the survey group include the largest banks and thrifts within each market area based on total deposits. The number of institutions tracked within a given market is based on the types of financial products available and number of institutions in the market area. In each of the largest 25 markets, we track at least 10 institutions. In each of the smaller markets, we track three or more institutions. We verify and adjust, if necessary, the institutions included in the survey group on an annual basis using FDIC deposit data from year-end call reports. We do not include credit unions in the market survey group because product availability is based upon membership. However, we track the 50 largest U.S. credit unions as a separate survey group for comparison purposes.

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

The criteria for product listings consist of specific attributes, such as loan size and term that are used to define each type of financial instrument in order to ensure uniformity in the products that are compared. With the exception of the “Internet Banking Deals” table, no special offers are listed on our site. Institutions listed in our Bankrate.com online tables that purchase hyperlinks to their own sites or purchase other advertising must comply with the same criteria for product listings that apply to other institutions or they will be removed.

All of our new research employees are provided with a four-week program of on-the-job training to ensure consistency of data-gathering and validation techniques. Follow-up refresher training is provided to our research employees on an ongoing basis to ensure that skill levels are maintained.

At the end of each weekly survey, data are archived as part of our 20-year old cumulative historical data file. This file provides a unique resource for our financial analysts and editorial team in developing trend graphs, charts and narrative analysis that is used by national and local media.

We are aware of the potential conflict of interest resulting from the sale of advertising to financial institutions while providing independent and objective research. However, we believe that no potential conflicts of interest have ever compromised our ability to provide independent and objective research, and we are committed to continue to provide such research in the future.

Editorial Content

In addition to our research department, as of December 31, 2003, we maintained an editorial staff of 18 editors, writers and researchers, and graphic designers who create original stories and content for our Web site. We also have relationships with more than 20 free-lance writers. Most of our editorial staff members are experienced journalists with newspaper or broadcast experience. For example, the reporters and editors of Bankrate.com have professional journalistic work experience ranging from three to 33 years, with an average of 12 years of experience. We believe the quality of our original content plays a critical role in attracting visitors to our Web site and to our co-branded partners’ Web sites.

Most of the content within our Web site is original and produced internally. There is a very limited amount of third-party content, acquired under advertising revenue-sharing agreements or licenses, which allows us to incorporate relevant information on our Web site that would otherwise require additional resources to produce. An example of this type of arrangement is the incorporation in Bankrate.com of currency conversion functionality from OANDA.com.

Print Publications

We continue to produce traditional print publications to absorb part of the cost of producing research and original editorial content. Additionally, we believe that print publishing activities contribute to greater exposure and branding opportunities for our Internet Web site. Our print publications activities include the following:

•	Consumer Mortgage Guide: We generate revenue through the sale of mortgage rate and product listings in 28 metropolitan newspapers across the United States with combined Sunday circulation of 9 million copies. We enter into agreements with the newspapers for blocks of print space, which is in turn sold to local mortgage lenders and we share the revenue with the newspapers on a percentage basis.

•	Syndication of Editorial Content and Research: We syndicate editorial research to 101 newspapers, which have a combined Sunday circulation of more than 28 million copies, and two national magazines with combined monthly circulation in excess of 4.6 million copies.

•	Newsletters: We publish three newsletters: 100 Highest Yields and Jumbo Flash Report, which target individual consumers, and Bank Rate Monitor, which targets an institutional audience. These newsletters provide bank deposit, loan and mortgage interest rate information with minimal editorial content.

Consumer Marketing

We have determined that our resources are best leveraged by emphasizing non-cash intensive marketing programs. This gives us the opportunity to reach consumers using multiple advertising vehicles with a minimal depletion of our marketing budget. We continued this successful strategy in 2003 by expanding our barter effort, purchasing a series of strategic, highly targeted online and print campaigns, and pay per performance campaigns on search engines. In addition, we have used sweepstakes and promotions efforts to drive site traffic and grow our e-mail newsletter subscriber base. All consumer marketing efforts are designed, implemented, and tracked by our employees.

Advertising Sales

Our advertising sales staff consisted of 22 salespeople and support staff as of December 31, 2003. It is divided into two groups: the Graphic Ad Team (“GAT”) and the Telemarketing Group (“Telemarketing”). The GAT focuses on selling graphic ads to national advertisers, while Telemarketing primarily sells hyperlinks to regional and local advertisers. Most of our salespersons are located in our North Palm Beach corporate headquarters. We also maintain two satellite offices in New York, New York and in Irvine, California. Each salesperson is responsible for a designated geographic region of the United States.

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

Advertising Alternatives

Our advertisers can target prospective customers using several different approaches:

•	Targeting specific geographic and product areas; for example, mortgage shoppers in Atlanta, Georgia; or just one of these – all consumers interested in mortgages, or all consumers from Atlanta.

•	Focusing on consumers in specific situations, such as those who are first-time home buyers, or those actively shopping for CDs.

•	General rotation throughout our site.

Our most common graphic advertisement sizes are banners, which are prominently displayed at the top or bottom of a page (486 x 60 pixels) and badges, which are smaller than banners (125 x 125 pixels). We offer banners and badges which can be targeted to specific areas of our site, or on a general rotation basis. Advertising rates may vary depending upon the quantity of advertisements purchased by an advertiser and the length of time an advertiser runs an advertisement on our site. Discounts are available based upon the volume of advertisements purchased.

We also sell posters, which are oversized advertisements that contain more information than traditional advertisements. We position posters on certain pages so that they dominate the page. Advertisers may also purchase sponsorship positions on the Bankrate.com home page and the main page for each product channel. In addition, we offer product special issues that are available for single sponsorships. Rates for product special issues are based on expected impression levels and additional content requirements.

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

We also sell text links on our rate pages to advertisers on a cost-per-click (“CPC”) basis. Advertisers enter an auction bidding process on a third party Web site for placement of their text link based on the amount they are willing to pay for each click through to their Web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process.

E-Mail Sponsorships

We publish more than a dozen e-mail newsletters ranging from specific topics such as CDs, credit cards, and mortgages, to broader topics such as frugal living, monthly checkups and weekly news to “alert” newsletters (e-mails alerting subscribers every time a rate changes in mortgages or CDs, or when stories are published on a particular topic). These newsletters offer another marketing and sales outlet for us. With over 1.2 million e-mail subscriptions, we believe our e-mail newsletters represent attractive advertising space for our customers. Advertisers can sponsor e-mails with both text and graphic ads.

Advertisers

We market to local advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country. As of December 31, 2003, we had 69 graphic advertisers and 533 hyperlink advertisers, some of which are both graphic and hyperlink advertisers. Among our larger advertisers are GetSmart (recently acquired by Lending Tree, Inc.)/Providian Financial Corporation, Mortgage Expo/Cyber Financial Network, iHomeowners, Inc., E-Loan, Inc., PeopleFirst Finance, LLC, Lending Tree, Inc., E*Trade Bank, A-1 at Homebound Mortgage, WeRLoans.com, ING Direct, Washington Mutual and Bank of America. We had one online customer, GetSmart/Providian Financial Corporation, who accounted for approximately 9%, 11% and 4%, respectively, of total revenue for the years ended December 31, 2003, 2002 and 2001. Sales to no other customer exceeded 10% of total revenue for the periods presented. No revenues were generated outside of the United States.

Competition

We compete for advertising revenues across the broad category of personal finance information, both in traditional media such as newspapers, magazines, radio, and television, and in the developing market for online financial information. There are many competitors that have substantially greater resources than we do. Our online competition includes the following:

•	Personal finance sections of general interest sites such as MSN Money and Excite;

•	Personal finance destination sites such as Forbes.com, The Motley Fool, SmartMoney.com, Kiplinger.com and CNNMoney.com;

•	E-commerce sites that provide banking and credit products and information such as E-LOAN and LendingTree;

•	Rate listing sites, such as MonsterMoving; and

•	Key word search engine sites such as Ask Jeeves and FindWhat.

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

All of our systems are controlled remotely via an encrypted virtual private network (“VPN”) from our network operations center (“NOC”) in our principal office in North Palm Beach, Florida. Content on our Web site is created and initially stored on systems located at the NOC, then transferred at scheduled intervals during the day via the VPN to the systems at the Georgia co-location facility. The North Palm Beach facility systems are also powered redundantly by uninterruptible power supply units and an LP gas-powered electric generator.

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

Employees

As of December 31, 2003, we had 122 full-time employees, of which 18 were in Web site and content operations, 30 in sales, business development and marketing, 39 in content and data research, 6 in advertising revenue operations, 16 in product development and information technology, 7 in finance and accounting, and 6 in administration. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our employee relations to be favorable.

Risk Factors

Risks Related to Our Business

Our Success Depends on Internet Advertising Revenue

We expect to derive approximately 85% of our revenue in the foreseeable future through the sale of advertising space and hyperlinks on our Internet Web pages. Any factors that limit the amount advertisers are willing to spend on advertising on our Web site could have a material adverse effect on our business. These factors may include:

•	a lack of standards for measuring Web site traffic or effectiveness of Web site advertising;

•	a lack of established pricing models for Internet advertising;

•	the failure of traditional media advertisers to adopt Internet advertising;

•	the introduction of alternative advertising sources; and

•	a lack of significant growth in Web site traffic.

Continuing to demonstrate the effectiveness of advertising on our Web site is critical to our ability to generate advertising revenue. Currently, there are no widely accepted standards to measure the effectiveness of Internet advertising, and we cannot be certain that such standards will develop sufficiently to support our growth through Internet advertising.

A number of different pricing models are used to sell advertising on the Internet. Pricing models are typically either CPM-based or performance-based. We predominantly utilize the CPM-based model, which is based upon the number of advertisement impressions. The performance-based, or per click, model generates payments on each individual click even though it may take multiple advertisement impressions to generate one click-through. We cannot predict which pricing model, if any, will emerge as the industry standard. Therefore, it is difficult for us to project our future advertising rates and revenues. For instance, banner advertising, which is one of our primary sources of online revenue, may not be an effective advertising method in the future. If we are unable to adapt to new forms of Internet advertising and pricing models, our business could be adversely affected.

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

We Have a History of Losses

We have incurred net losses in six of our last eight fiscal years, resulting in an accumulated deficit of approximately $41 million as of December 31, 2003.

We have succeeded in managing our cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, we have substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. We sold CPNet.com and Professional Direct Insurance Agency, Inc. in May 2000 and July 2000, respectively, shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000. These transactions yielded approximately $4,392,000 in cash and reduced operating expenses. We have also reduced employment levels of continuing operations and consolidated our physical locations. In February 2002, we completed the early repayment of our $4,350,000 convertible subordinated note payable, including accrued interest, for $3,400,000. We have generated cash from operations for 11 consecutive quarters and have been profitable for 9 consecutive quarters through December 31, 2003. Based on these actions and our current plan, we believe our existing capital resources will be sufficient to satisfy our cash requirements through at least the next 12 months.

We Use Barter Transactions, Which Do Not Generate Cash

We enter into barter transactions to promote our brand and generate traffic to our Web site without spending any of our cash resources. Barter transactions represent the exchange by the Company of advertising space on the Company’s Web site for reciprocal advertising space on other Web sites. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company’s Web site. Barter expenses are recognized when the Company’s advertisements are run on the other companies’ Web sites, which typically are in the same period in which barter revenues are recognized. Barter transactions, however, do not generate cash. Limited cash flow may adversely affect our ability to expand our operations and satisfy liabilities. Revenue from barter transactions represented approximately 9%, 11%, and 14% of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively. We expect barter revenue to represent approximately 10% of our total revenue in 2004.

Our Success Depends on Interest Rate Volatility

We provide interest rate information for mortgages and other loans, credit cards and savings accounts. Visitor traffic to Bankrate.com tends to increase with interest rate movements and decrease with interest rate stability. Factors that have caused significant visitor fluctuations in the past have been Federal Reserve Board actions and general market conditions affecting home mortgage interest rates. Additionally, the level of traffic to Bankrate.com can be dependent on interest rate levels as well as mortgage re-financing activity. Accordingly, a slowdown in mortgage production volumes could have a material adverse effect on our business.

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

Risks Related to Our Industry, the Internet and Our Technology Infrastructure

Our Future Success is Dependent Upon Increased Acceptance of the Internet by Consumers as a Medium for Obtaining Financial Product Information

Our success will depend in large part on continued and expanded widespread consumer acceptance of obtaining rate information regarding financial products such as mortgages, credit cards, money market accounts, certificates of deposit, checking and ATM fees, home equity loans, online banking fees and new and used auto loans online. Increased consumer use of the Internet to provide for their lending needs is subject to uncertainty. The development of an online market for obtaining rate information regarding the above listed financial products has only recently begun, is rapidly evolving and likely will be characterized by an increasing number of market entrants. If consumer acceptance of the Internet as a source for such information does not increase, our business, results of operations and financial condition will be adversely affected. As a result, we cannot be sure that we will be able to compete effectively with traditional methods of obtaining such rate information.

Our Markets Are Highly Competitive

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Yahoo! and America Online; personal finance destination sites such as Forbes.com, The Motley Fool, SmartMoney.com, Kiplinger.com and CNNMoney.com; e-commerce sites that provide banking and credit products and information such as

E-LOAN and LendingTree; and rate listing sites such as MonsterMoving. In addition, new competitors may easily enter this market as there are few barriers to entry. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Many competitors have complementary products or services that drive traffic to their Web sites. Increased competition could result in lower Web site traffic, advertising rate reductions, reduced margins or loss of market share, any of which would adversely affect our business. We cannot be certain that we will be able to compete successfully against current or future competitors.

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

Because we license some of our data and content from other parties, we may be exposed to infringement actions if such parties do not possess the necessary proprietary rights. Generally, we obtain representations as to the origin and ownership of licensed content and obtain indemnification to cover any breach of any these representations. However, these representations may not be accurate and the indemnification may not be sufficient to provide adequate compensation for any breach of these representations.

Any future infringement or other claims or prosecutions related to our intellectual property could have a material adverse effect on our business. Defending against any of these claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content or trademarks, develop new technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

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

We May Be Limited Or Restricted In The Way We Establish And Maintain Our Online Relationships By Laws Generally Applicable To Our Business

State and Federal lending laws and regulations generally require the accurate disclosure of the critical components of credit costs so that consumers can readily compare credit terms from various lenders. In addition, these laws and regulations impose certain restrictions on the advertisement of these credit terms. Because we are an aggregator of rate and other information regarding many financial products online, we may be subject to some of these laws and regulations. We believe that we have structured our Web site to comply with these laws and regulations. However, if these laws and regulations are changed, or if new laws or regulations are enacted, these events could prohibit or substantially alter the content we provide on our Web site. Moreover, such events could materially and adversely affect our business, results of operations and financial condition.

Risks Related to Corporate Control and our Stock Price

Our Ownership is Heavily Concentrated

At December 31, 2003, approximately 42% of our outstanding common stock was beneficially owned by our officers and directors, including Peter C. Morse, a director and our largest shareholder, who beneficially owns approximately 33% of our outstanding common stock. As a result, our officers and directors will be able to exercise control over all matters requiring shareholder approval. In particular, these controlling shareholders will have the ability to elect all of our directors and approve or disapprove significant corporate transactions. This control could be used to prevent or significantly delay another company or person from acquiring or merging with us and could inhibit our liquidity and affect trading in our common stock.

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

Our Results of Operations May Fluctuate Significantly

Our results of operations are difficult to predict and may fluctuate significantly in the future as a result of several factors, many of which are beyond our control. These factors include:

•	changes in fees paid by advertisers;

•	traffic levels on our Web site, which can fluctuate significantly;

•	changes in the demand for Internet products and services;

•	changes in fee or revenue-sharing arrangements with our distribution partners;

•	our ability to enter into or renew key distribution agreements;

•	the introduction of new Internet advertising services by us or our competitors;

•	changes in our capital or operating expenses;

•	general economic conditions; and

•	changes in banking or other laws that could limit or eliminate content on our Web site.

Our future revenue and results of operations are difficult to forecast due to these factors. As a result, we believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely on past periods as indicators of future performance.

In future periods, our results of operations may fall below the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our Stock Price May Be Particularly Volatile Because of the Industry We Are In

The stock prices and trading volume of Internet-related companies have been extremely volatile. Accordingly, our stock price can be volatile as well. In January 2001, we announced that our common stock had been removed from the Nasdaq National Market and had become eligible for trading on the OTC Bulletin Board. On January 9, 2003, we announced that our common stock had begun trading on the Nasdaq SmallCap Market and on August 18, 2003, we announced that our common stock had again begun trading on the Nasdaq National Market under our existing stock symbol “RATE.”

If Our Common Stock Price Drops Significantly, We May Be Delisted From the Nasdaq National Market, Which Could Eliminate The Trading Market For Our Common Stock

Our common stock is listed on the Nasdaq National Market. In order to continue to be included on the Nasdaq National Market, a company must meet certain maintenance criteria. As of December 31, 2003, we were in compliance with all such criteria. However, we cannot assure you that we will continue to meet these listing criteria. If our common stock were to be delisted, we would be required to meet the criteria for initial listing if we wanted to be listed on the Nasdaq National Market again. The initial listing standards are more stringent than the maintenance standards. Accordingly, we cannot provide assurances that if we were delisted we would be able to have our common stock relisted on the Nasdaq National Market. Further, if our common stock were to be delisted, it may become more difficult for us to raise funds through the sale of our common stock or securities convertible into our common stock.

Available Information

For further discussion concerning our business, see the information included in Items 7 and 8 of this report.

We make available free of charge through our Web site at www.bankrate.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, if applicable, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission.

In addition, we expect to post our Corporate Governance Guidelines and the charters for our Audit Committee, Compensation Committee and Nominating Committee on our Web site at www.bankrate.com prior to our 2004 Annual Meeting of Shareholders.

ITEM 2. PROPERTIES

Our principal administrative, sales, Web operations, marketing and research functions are located in one leased facility in North Palm Beach, Florida. The facility is leased from Bombay Holdings, Inc., which is wholly-owned by Peter C. Morse, a director and 33% stockholder. The lease is for approximately 14,300 square feet and expires on December 31, 2006. We also lease approximately 4,500 square feet in New York, New York, that is principally used for administration, sales and business development. The New York office lease expires in September 2006. We also lease approximately 500 square feet on a month-to-month basis in Irvine, California that is used principally as a sales office.

We believe that all of our facilities are adequate and suitable for operations in the foreseeable future. However, we may undertake the expansion of certain facilities from time to time in the ordinary course of business.

See Notes 6 and 7 to the financial statements in Item 8 below for more information about our leased facilities.

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

In July 2000, we sold our former wholly-owned subsidiary, Professional Direct Agency, Inc. (“Pivot”), for $4,350,000 in cash. In connection with the sale, we agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At December 31, 2003, the outcome of this matter was uncertain. We cannot estimate at this time the amount of loss, if any, that could result from an adverse resolution of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and current positions of our executive officers as of March 15, 2004 are listed in the table below. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

Executive Officers

Name	Age	Position
Elisabeth DeMarse	49	President, Chief Executive Officer and Director

G. Cotter Cunningham	41	Senior Vice President and Chief Operating Officer

Robert J. DeFranco	47	Senior Vice President and Chief Financial Officer

Richard G. Stalzer	40	Senior Vice President and Chief Revenue Officer

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

Robert J. DeFranco. Mr. DeFranco has served as Senior Vice President and Chief Financial Officer of the Company since September 2000. Prior to that he served as Vice President and Finance and Chief Accounting Officer from March 1999. From 1986 to 1999, he held various positions in corporate accounting and finance for companies including Ocwen Financial Corporation (as Director of Finance from January 1998 through March 1999), SunTrust Banks, Inc. (as Vice President-Financial Reporting from February 1995 through December 1997), Ryder System, Inc. and Southeast Banking Corporation.

From 1978 to 1986 he was a member of the commercial audit division of Arthur Andersen & Co., Miami, Florida, where he last served as senior audit manager for a variety of publicly-held and privately-held companies in industries including banking and other financial institutions, manufacturing, distribution and real estate development. Mr. DeFranco is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. DeFranco received a Bachelor of Science degree with a major in accounting from Florida State University in 1978.

Richard G. Stalzer. Mr. Stalzer has served as Senior Vice President and Chief Revenue Officer since February 23, 2004. Prior to that, he was with MSN-Microsoft Corporation as East Coast Financial Service Director since March 2003, and as Director of Agency Relations since September 2002. From March 2002 to June 2002 he was Advertising Director at Advertising Age – Crain Communication. From March 1999 to February 2002 he was Vice President of Sales of E*Trade Financial Group where he was responsible for developing E*Trade’s media business and the creation of the E*Trade Financial Network. From October 1990 to March 1999 he held various positions with MONEY Magazine – Time Warner, most recently as Western Regional Advertising Director from December 1995 to March 1999. Mr. Stalzer received a Bachelor of Science degree with a major in Business Administration from the University of Denver in 1986.

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

Effective January 9, 2003, our common stock began trading on the Nasdaq SmallCap Market, and on August 18, 2003 we again began trading on the Nasdaq National Market under its existing stock symbol “RATE.”

The prices per share reflected in the table below represent, for the periods indicated, the range of high and low bid information for our common stock as reported by the OTC Bulletin Board from Tuesday, January 1, 2002 through Wednesday, January 8, 2003; the range of high and low closing sale prices for our common stock as reported by the Nasdaq SmallCap Market from Thursday, January 9, 2003 through Friday, August 15, 2003; and the range of high and low closing sale prices for our common stock as reported by the Nasdaq National Market from Monday, August 18, 2003 through Wednesday, December 31, 2003. The OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not reflect actual transactions.

	HIGH	LOW
Year ended December 31, 2002
First quarter	$1.29	$0.65
Second quarter	1.50	1.10
Third quarter	2.09	1.02
Fourth quarter	3.91	2.05

Year ended December 31, 2003
First quarter	$5.84	$3.40
Second quarter	12.10	4.77
Third quarter	15.45	10.94
Fourth quarter	19.82	11.01

The closing sale price of our common stock as reported by the Nasdaq National Market on February 27, 2004 was $15.95 per share.

The number of shareholders of record of our common stock as of February 27, 2004, was 4,280.

We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the financial statements and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2003, 2002 and 2001, and the balance sheet data as of December 31, 2003 and 2002, are derived from, and are qualified by reference to, the financial statements of Bankrate, Inc. included elsewhere in this Form 10-K, which financial statements have been audited by KPMG LLP, independent auditors. The audit report is included elsewhere in this Form 10-K. The statement of operations data for years ended December 31, 2000 and 1999, and the balance sheet data as of December 31, 2000 and 1999, have been derived from audited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

Statement of Operations Data

(In thousands, except share and per share data)

	Year Ended December 31,
	2003	2002	2001	2000 (A)	1999 (B)
Revenue:
Online publishing	$31,368	$22,651	$14,986	$12,283	$8,497
Print publishing and licensing	5,253	3,920	3,271	2,922	3,473

Total revenue	36,621	26,571	18,257	15,205	11,970

Cost of revenue:
Online publishing	4,514	3,813	3,161	7,114	5,627
Print publishing and licensing	4,044	2,862	2,174	1,983	2,387

Total cost of revenue	8,558	6,675	5,335	9,097	8,014

Gross margin	28,063	19,896	12,922	6,108	3,956

Operating expenses:
Sales	5,040	4,276	3,203	3,234	3,018
Marketing	5,496	3,477	2,923	3,874	16,459
Product development	2,271	1,422	1,386	1,950	2,025
General and administrative	5,813	5,537	5,512	8,467	9,415
Restructuring and impairment charges	—	—	—	2,285	—
Depreciation and amortization	681	622	700	874	422
Goodwill amortization	—	—	—	231	186

	19,301	15,334	13,724	20,915	31,525

Income (loss) from operations	8,762	4,562	(802)	(14,807)	(27,569)
Other income (expense), net	243	83	(134)	230	873
Gain on early extinguishment of debt	—	2,022	—	—	—
Noncash financing charge	—	—	—	—	(2,656)

Income (loss) before income taxes and discontinued operations	9,005	6,667	(936)	(14,577)	(29,352)
Income tax benefit	3,100	—	—	—	—

Income (loss) before discontinued operations	12,105	6,667	(936)	(14,577)	(29,352)

Discontinued operations:
Loss from discontinued operations	—	—	—	(3,215)	(2,136)
Gain on disposal of discontinued operations	—	—	—	871	—

	—	—	—	(2,344)	(2,136)

Net income (loss)	12,105	6,667	(936)	(16,921)	(31,488)
Accretion of Convertible Series A and Series B preferred stock to redemption value	—	—	—	—	(2,281)

Net income (loss) applicable to common stock	$12,105	$6,667	$(936)	$(16,921)	$(33,769)

Basic and diluted net income (loss) per share:
Income (loss) before discontinued operations-
Basic	$0.84	$0.48	$(0.07)	$(1.05)	$(2.90)
Diluted	$0.79	$0.46	$(0.07)	$(1.05)	$(2.90)
Discontinued operations-
Basic	$—	$—	$—	$(0.17)	$(0.21)
Diluted	$—	$—	$—	$(0.17)	$(0.21)
Net income (loss)-
Basic	$0.84	$0.48	$(0.07)	$(1.22)	$(3.11)
Diluted	$0.79	$0.46	$(0.07)	$(1.22)	$(3.11)
Accretion of Convertible Series A and Series B preferred stock to redemption value-
Basic	$—	$—	$—	$—	$(0.23)
Diluted	$—	$—	$—	$—	$(0.23)
Net income (loss) applicable to common stock-
Basic	$0.84	$0.48	$(0.07)	$(1.22)	$(3.34)
Diluted	$0.79	$0.46	$(0.07)	$(1.22)	$(3.34)
Weighted average common shares outstanding:
Basic	14,473,151	13,997,168	13,996,950	13,872,788	10,113,928
Diluted	15,299,734	14,609,359	13,996,950	13,872,788	10,113,928

Balance Sheet Data

(In thousands)

	As of December 31,
	2003	2002	2001	2000	1999
Cash and cash equivalents	$20,874	$11,001	$9,755	$8,891	$22,492
Working capital	23,898	9,369	7,865	7,057	18,973
Total assets	28,983	15,173	12,526	12,634	32,600
Subordinated note payable	—	—	4,350	4,350	4,350
Total stockholders’ equity	24,925	10,650	3,982	1,573	17,445

Note:	The statements of operations data for the years ended December 31, 2002 and 2001 have been reclassified to present certain sales expenses that were previously included in cost of online publishing revenue.
(A)	Excludes the operations of CPNet.com after May 2000, Pivot after July 2000, Consejero.com after September 2000, and includes GreenMagazine.com through December 2000.
(B)	Includes the operations of CPNet.com from January 1999, and Pivot and GreenMagazine.com from August 1999, their respective acquisition dates.

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

Overview

Bankrate, Inc. (the “Company”) owns and operates an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com, is the Web’s leading aggregator of information on more than 250 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications. Bankrate.com provides the tools and information that can help consumers make better financial decisions. We regularly survey approximately 4,800 financial institutions in all 50 states in order to provide the most current objective, unbiased rates. Hundreds of print and online partner publications depend on Bankrate.com as the trusted source for financial rates and information.

Over two decades ago, we began as a print publisher of the newsletter Bank Rate Monitor. Our rate tables provide, at no cost to the consumer, a detailed list of institutions by market and include relevant details to help consumers compare products.

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

We operate a traditional media business on the Internet. We are the central marketplace for financial institutions to acquire customers. We have a high quality, poised-to-transact audience that has been educated by us and is ready to do business with our advertisers. We are the number one site for financial information and advice according to comScore Media Metrix. We sell graphic advertisements and hyperlinks on our Web site, we publish rates and sell advertisements in metropolitan newspapers, and we license our rates and editorial content.

Our potential market is enormous and is still in the early growth stages of consumer awareness of the Internet as a personal finance tool. Financial institutions are still in the early stages of adopting the Internet for advertising products and customer acquisition. Their online advertising spending is still a very small percentage of their overall advertising budgets.

We compete for advertising dollars with the large portals like AOL and Yahoo! and with some of the print brand franchises like Forbes.com and SmartMoney.com. We also compete for traffic with brands like these. Our traffic has grown from 700,000 unique visitors per month in early 2000 to 5 million unique visitors a month according to comScore Media Metrix.

The key drivers to our business are the number of advertisers on our Web site and the number of consumers visiting our Web site or page views. We added over 100 new advertisers in 2003 and served over 137 million more pages in 2003 than in 2002. The number of advertisers has grown from approximately 200 in 2000 to over 600 in 2003. Page views have grown from 134 million in 2000 to over 400 million in 2003.

We have improved our gross margin from 37% in 2000 to 77% in 2003, and have reduced other operating expenses (excluding barter expense) as a percentage of total revenue (excluding barter revenue) from 140% in 2000 to 48% in 2003. Our net income as a percentage of total revenue has grown to 33% in 2003 and we have increased cash and cash equivalents by approximately $12 million since December 31, 2000.

Significant Developments

The following significant developments and transactions have affected our results of operations and our financial condition during the periods covered by the financial statements in Item 8 of this Report.

On April 27, 2000, Elisabeth DeMarse was elected to our Board of Directors and was elected President and Chief Executive Officer. On that date, Ms. DeMarse entered into an employment agreement with us that expired on April 27, 2002. Ms. DeMarse entered into a new agreement on April 27, 2002. Pursuant to the terms of her employment agreement, Ms. DeMarse is entitled to receive an annual base salary of $300,000 and a bonus of $100,000 payable in quarterly installments. We have agreed to provide other benefits, including $500,000 in term life insurance and participation in our benefit plans available to other executive officers. Under the terms of the employment agreement, Ms. DeMarse agrees to assign to us all of her copyrights, trade secrets and patent rights that relate to our business. Additionally, during the term of her employment and for a period of one year thereafter, Ms. DeMarse agrees not to compete with us and not to recruit any of our employees, unless we terminate her without cause or she resigns for good reason (as defined in the agreement). Upon Ms. DeMarse’s termination of employment for certain reasons (i.e., without cause, disability, resignation for good reason, or a change of control), we agree to pay her a severance amount of $250,000, as well as reimburse her for health, dental and life insurance coverage premiums for one year after such termination. The agreement terminates on April 27, 2005. Ms. DeMarse was previously granted options to purchase 541,936 shares of our common stock under our 1999 Equity Compensation Plan at $2.69 per share, the fair market value on the date of grant. The options vested over a 24-month period. Ms. DeMarse surrendered all of these options and was granted options to purchase 541,936 shares at $0.85, the fair market value of our common stock on February 4, 2002, the date of grant, in connection with our stock option exchange program.

In January 2001, our common stock was removed from the Nasdaq National Market and immediately became eligible for trading on the OTC Bulletin Board under the symbol “RATE.” Nasdaq’s decision to delist our common stock from the Nasdaq National Market was based on our net tangible assets, as defined by Nasdaq, falling below the required $4,000,000 minimum amount. On January 9, 2003, our common stock began trading on the Nasdaq SmallCap Market, and on August 18, 2003, our common stock began trading on the Nasdaq national Market, under its existing stock symbol “RATE.”

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

On August 20, 1999, the Company acquired Professional Direct Agency, Inc. (“Pivot”) pursuant to a Stock Purchase Agreement, dated August 20, 1999, by and between the Company, the shareholders of Pivot and The Midland Life Insurance Company (“Midland”), a note and warrant holder of Pivot (the “Agreement”), for approximately $4,744,000 including acquisition costs. Pursuant to the Agreement, the Company acquired a 100% interest in Pivot and, as a result of the acquisition, Pivot became a wholly-owned subsidiary. The transaction was accounted for using the purchase method of accounting. On July 14, 2000, the Company sold Pivot for $4,350,000 in cash. The Company recorded a gain on the sale of $871,212 in the quarter ended September 30, 2000. The Company remained liable on the convertible subordinated note issued in connection with the Pivot acquisition.

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

On January 1, 2004, G. Cotter Cunningham, the Company’s Senior Vice President and Chief Operating Officer, entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Cunningham is entitled to receive an annual base salary as stipulated in the employment agreement and an annual bonus contingent on achieving certain performance criteria. Under the terms of the employment agreement, Mr. Cunningham agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of one year thereafter, Mr. Cunningham agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. Cunningham’s termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date.

On January 1, 2004, Robert J. DeFranco, the Company’s Senior Vice President and Chief Financial Officer, entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. DeFranco is entitled to receive an annual base salary as stipulated in the employment agreement and an annual bonus contingent on achieving certain performance criteria. Under the terms of the employment agreement, Mr. DeFranco agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of one year thereafter, Mr. DeFranco agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. DeFranco’s termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date.

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

In July 2000, we sold our former wholly-owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, we agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At December 31, 2003, the outcome of this matter was uncertain. We cannot estimate at this time, the amount of loss, if any, that could result from an adverse resolution of this litigation.

Results of Operations and Critical Accounting Policies

The following table displays our results for the respective periods expressed as a percentage of total revenues.

Statement of Operations Data

	Year Ended December 31,
	2003	2002	2001
Revenue:
Online publishing	86%	85%	82%
Print publishing and licensing	14	15	18

Total revenue	100	100	100

Cost of revenue:
Online publishing	12	14	17
Print publishing and licensing	11	11	12

Total cost of revenue	23	25	29

Gross margin	77	75	71

Operating expenses:
Sales	14	16	18
Marketing	15	13	16
Product development	6	5	8
General and administrative	16	21	30
Depreciation and amortization	2	2	4

	53	58	75

Income (loss) from operations	24	17	(4)
Other income (expense), net	1	—	(1)
Gain on early extinguishment of debt	—	8	—

Income (loss) before income taxes	25	25	(5)
Income taxes	8	—	—

Net income (loss)	33%	25%	(5)%

The following is our analysis of the results of operations for the periods covered by our financial statements, including a discussion of the accounting policies and practices (revenue recognition, allowance for doubtful accounts and valuation of deferred tax assets) that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements. Other accounting policies are contained in Note 2 to the financial statements in Item 8. A detailed discussion of our significant accounting policies and procedures is set forth in the applicable sections of this analysis. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements.

Revenue

Total Revenue

	Year Ended December 31,
	2003	2002	2001
Revenue:
Online publishing	$31,368,392	$22,651,216	$14,985,903
Print publishing and licensing	5,253,099	3,919,815	3,271,223

Total revenue	$36,621,491	$26,571,031	$18,257,126

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

Online publishing revenue also includes barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. We follow the accounting literature provided by the Emerging Issues Task Force (“EITF”) 99-17, Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on our Web site. Barter expense is recognized when our advertisements are run on the other companies’ Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to our delivering the advertising impressions, a liability is recorded. If we deliver advertising impressions to the other companies’ Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at December 31, 2003 and 2002. At December 31, 2001, we recorded a prepaid expense of approximately $8,000 for barter advertising to be received. Barter revenue was approximately $3,164,000, $2,912,000, and $2,558,000, and represented approximately, 9%, 11%, and 14% of total revenue, respectively, for the years ended December 31, 2003, 2002 and 2001.

	Online Publishing Revenue

	Year Ended December 31,
	2003		2002		2001
		YTY Inc		YTY Inc
Graphic ads	$14,436,287	32%	$10,936,034	42%	$7,693,370
Hyperlinks	13,768,359	56%	8,803,208	86%	4,734,224
Barter	3,163,746	9%	2,911,974	14%	2,558,309

	$31,368,392	38%	$22,651,216	51%	$14,985,903

Online publishing revenue was $31,368,000, $22,651,000, and $14,986,000 in 2003, 2002 and 2001, respectively, representing annual growth rates of 38% and 51% for 2003 and 2002, respectively. Excluding barter revenue, online publishing revenue was $28,205,000, $19,739,000, and $12,428,000 in 2003, 2002 and 2001, respectively, representing annual growth rates of 43% and 59% for 2003 and 2002, respectively. The increase in 2003 over 2002 was due to higher graphic advertisement and hyperlink sales.

Graphic advertisement sales were $3,500,000, or 32%, higher in 2003 as approximately 601 million, or 87%, more advertisements were sold in 2003 compared to 2002. This increase is a direct result of serving approximately 137 million, or 51%, more page views in 2003 compared to 2002. However, graphic advertisements were sold at approximately 29% lower CPM as we monetized the increase in page views albeit at lower rates. Graphic advertisement pricing is sensitive to market supply and demand, the interest rate environment and consumer spending patterns. During 2003, graphic advertisements were purchased by an average of 63 graphic advertisers monthly compared to 59 in 2002, an increase of 7%. Graphic advertisement sales were $3,243,000, or 42%, higher in 2002 as approximately 284 million, or 30%, more advertisements were sold in 2002 compared to 2001. Additionally, graphic advertisements were sold at approximately 27% higher rates per thousand page views than in 2001, and were purchased by approximately 59 graphic advertisers in 2002 compared to 55 in 2001, an increase of 7%.

Hyperlink sales were $4,965,000, or 56%, higher in 2003 due to a 22% increase in the number of average monthly hyperlink advertisers over 2002. During 2003, there were approximately 107 more hyperlink advertisers on average each month than in 2002. We also implemented price increases ranging from 10% to 20% that impacted 2003 contract renewals. Hyperlink sales were $4,069,000, or 86%, higher in 2002 due to a 60% increase in the number of average monthly hyperlink advertisers over 2001. During 2002, there were approximately 179 more hyperlink advertisers on average each month than in 2001.

Consumer demand for our mortgage-related services heightened during 2002 and continued into late 2003 due to the declining interest rate environment. Our advertisers increased their spending in efforts to capitalize on this demand and we expect this demand to continue in 2004.

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

Historically, our first calendar quarter has been our highest in terms of page views, and we have typically experienced a slowdown in traffic during our third and fourth quarters. During 2002, certain traffic initiatives and expanded commitments from our distribution partners as well as the activity in mortgage lending caused increases in traffic inconsistent with our historical trends that continued through the second quarter of 2003. Based on historical trends and current economic conditions, we believe we will experience an increase in traffic and online publishing revenue during the first quarter of 2004 and a relative slowdown during our third and fourth quarters.

Page Views

	(Millions)
	2003	2002	2001	2000
Q1	106.7	58.4	70.5	37.0
Q2	121.8	48.0	52.2	34.1
Q3	100.3	82.1	47.3	30.5
Q4	75.8	79.3	66.5	32.8

Year	404.6	267.8	236.5	134.4

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

Print Publishing & Licensing Revenue

	Year Ended December 31,
	2003		2002		2001
		YTY Inc -Dec		YTY Inc -Dec
Consumer Mortgage Guide	$4,402,741	46%	$3,008,621	32%	$2,270,986
Editorial	850,358	-7%	911,194	-9%	1,000,237

	$5,253,099	34%	$3,919,815	20%	$3,271,223

Print publishing and licensing revenue increased $1,333,000, or 34%, in 2003 over 2002, and $649,000, or 20%, in 2002 over 2001, due primarily to increases in Consumer Mortgage Guide revenue. These increases resulted from declining interest rates beginning in 2001 and continuing through 2003 that bolstered the mortgage and refinance markets resulting in more advertisers publishing their rates. During 2003, we generated revenue from the sale of mortgage rate and product listings in 28 metropolitan newspapers compared to 24 in 2002 and 13 in 2001.

Our syndicated editorial content and research revenue declined 9% from 2001 to 2002 and 7% from 2002 to 2003. We believe that newspapers are continuously forced to reduce expenses as the Internet and other non-print media make it easier for consumers to obtain information. During 2003 and 2002, we saw our newspaper customers reduce their spends with us as they become more unwilling to pay for content. While we are constantly looking for new business, we believe that the branding, marketing and public relations exposure benefits received in serving our existing customer base of major metropolitan newspapers outweigh the loss in revenue.

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

Online publishing costs increased 18% in 2003 over 2002, and 21% in 2002 over 2001. The increase in direct costs was due primarily to higher human resources costs ($248,000, or 13%) reflecting four additional full-time equivalent employees in 2003 and merit increases; higher revenue sharing payments ($165,000, or 13%) to our distribution partners due to higher associated revenue and traffic; approximately $69,000 higher consulting expenses related to branding studies and market research; approximately $73,000 in radio production costs to launch the Bankrate Personal Finance Minute syndicated on over 400 radio stations through the Associated Press; and approximately $144,000 higher software licensing costs supporting our financial calculators.

Online publishing costs increased $651,000, or 21%, in 2002 compared to 2001. This increase was due primarily to higher revenue sharing payments ($400,000, or 45%) to our distribution partners due to higher associated revenue; higher e-mail distribution costs ($100,000 or 45%) supporting the 149% increase in e-mail related revenue; and approximately $100,000 higher consulting and software licensing expense supporting the higher revenue levels in 2002.

Online Publishing Gross Margin

	Year Ended December 31,
	2003	2002	2001
Online publishing revenue, excluding barter	$28,204,646	$19,739,242	$12,427,594
Cost of online publishing revenue	4,514,023	3,812,765	3,161,273

Gross margin	$23,690,623	$15,926,477	$9,266,321

	84%	81%	75%

For the year ended December 31, 2003 compared to 2002, total online publishing revenue excluding barter increased $8,465,000, or 43%, while direct costs increased $701,000, or 18%, resulting in an increase in gross margin excluding barter of $7,764,000, or 49%. This improvement is a result of selling more graphic advertisements and a higher volume of hyperlink sales. Hyperlink revenue as a percentage of online revenue excluding barter increased from 45% to 49% in 2003 over 2002, contributing to the gross margin improvement. For the year ended December 31, 2002 compared to 2001, total online publishing revenue excluding barter increased $7,312,000, or 59%, while direct costs increased $651,000, or 21%, resulting in an increase in gross margin excluding barter of $6,660,000, or 72%. This improvement was a result of selling more graphic advertisements at higher prices and a higher volume of hyperlink sales on a stabilized, fixed expense base.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses directly associated with print publishing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Consumer Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs vary proportionately with the related revenue and increased $1,182,000, or 41%, in 2003 compared to 2002, and $689,000, or 32%, in 2002 compared to 2001. Revenue sharing payments were $1,103,000, or 48%, and $596,000, or 36%, higher in 2003 and 2002, respectively. The decline in our syndicated editorial content and research revenue has contributed to a 4% and 7% decline in the print publishing & licensing gross margin in 2003 and 2002, respectively.

Print Publishing & Licensing Gross Margin

	Year Ended December 31,
	2003	2002	2001
Print publishing & licensing revenue	$5,253,099	$3,919,815	$3,271,223
Cost of print publishing & licensing revenue	4,043,970	2,862,338	2,173,529

Gross margin	$1,209,129	$1,057,477	$1,097,694

	23%	27%	34%

Other Expenses

Sales

Sales expenses represent direct selling expenses of the Graphic Ad Team and the Telesales Group, principally for online advertising, and include compensation and benefits for sales personnel, sales commissions, and allocated overhead. Sales expenses for the year ended December 31, 2003 increased $764,000, or 18%, compared to 2002 due to higher sales commissions ($612,000 or 34%) resulting from an $8.5 million increase in online sales; and $357,000 higher human resources costs from adding 5 full-time equivalent sales employees during 2003. Those increases were offset by approximately $165,000 lower consulting and market research costs. For the year ended December 31, 2002, sales expenses increased $1,072,000, or 33%, compared to 2001 due to higher sales commissions ($723,000) resulting from higher online sales; higher spending on market research and sales consulting ($219,000); and approximately $132,000 more Telesales operating expenses in 2002 as the department began operating in May of 2001.

Marketing

Marketing expenses represent expenses associated with expanding brand awareness of our products and services to consumers and include print and Internet advertising, marketing and promotion costs. Marketing expenses also include barter expense, which represents the cost of our advertisements that are run on other companies’ Web sites in our barter transactions. Barter expense was $3,164,000, $2,920,000, and $2,750,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Excluding barter expense, marketing expenses would have been $2,332,000, $557,000, and $173,000 for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003 and 2002, marketing expenses increased due primarily to key word (pay per performance) campaigns on search engines as traffic acquisition becomes more competitive. We anticipate having to spend at comparable levels in the foreseeable future.

Product Development

Product development expenses represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming and other technology costs. Product development expenses for 2003 were $849,000, or 60%, higher than 2002 due to approximately $576,000 of expenses associated with the design and development of new products; and approximately $153,000 of higher human resources and training costs. For the year ended December 31, 2002, product development expenses were $37,000, or 3%, higher than the comparable amount in 2001 resulting from the stabilization of our fixed expense base after the restructuring efforts in 2000.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. As a percentage of total revenue excluding barter, general and administrative expenses were 17%, 23%, and 35% in 2003, 2002 and 2001, respectively. For the year ended December 31, 2003, general and administrative expenses were $277,000, or 5%, higher than the comparable period in 2002 due to $111,000 of Nasdaq National and SmallCap Market initial listing and annual fees as we attained listing on both exchanges during 2003; $165,000 higher investor and public relations expenses commensurate with our launch of specific campaigns in 2003; and approximately $240,000 higher legal expenses related to currently outstanding legal matters. Those higher costs were offset by reductions in numerous other general and administrative expenses totaling approximately $239,000. General and administrative expenses for the year ended December 31, 2002 were essentially flat ($25,000 higher than 2001) due to the stabilization of our fixed expense base in 2002.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization represents the cost of capital asset acquisitions spread over their expected useful lives. These expenses are spread over three to seven years and are calculated on a straight-line basis. During 2003, we purchased approximately $400,000 of depreciable assets and depreciation and amortization increased $59,000, or 10%, over 2002. For the year ended December 31, 2002, depreciation and amortization was $79,000, or 11%, lower than in 2001 due to the expiration of lease terms on certain capital lease assets.

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest income on invested cash and cash equivalents, and interest expense on capital lease obligations and the 10% convertible subordinated note payable associated with the Pivot acquisition. Net interest income for the year ended December 31, 2003 was $160,000, or 193% higher than in 2002 due to a $9.9 million increase in cash balances during the year. Net interest income was $217,000, or 162%, higher for the year ended December 31, 2002 as interest expense was eliminated due to the expiration of lease terms on certain capital lease assets and the repayment of the 10% convertible subordinated note payable in the quarter ended March 31, 2002.

Income Taxes

Our effective rate differs from the statutory federal income tax rate, primarily as a result of the uncertainties regarding our ability to utilize our net operating loss carryforward and the changes in the valuation allowance on deferred tax assets.

As required by Statement of Financial Accounting Standards (“SFAS”) No. 109, we recognize tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. Up to the third quarter of 2003, we had provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with our future profitability. In the fourth quarter of 2003 we reassessed the valuation allowance previously established against deferred tax assets. Factors considered by us included: our historical results of operations, volatility of the economic and interest rate environment and projected earnings based on current operations. Based on this evidence, we concluded that it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, we released $3,400,000 of the valuation allowance, which resulted in an income tax benefit of approximately $3,100,000. However, should we determine that we will not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination is made. As of December 31, 2003, we had $3,400,000 in deferred tax assets. The realization of deferred tax assets will depend on our ability to continue to generate taxable income in the future.

At December 31, 2003, we had approximately $31,000,000 of net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Our net operating loss carryforwards expire from 2012 through 2021. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and the acquisition and subsequent disposition of Pivot in August 1999 and July 2000, respectively, future utilization of our net operating loss carryforwards will be subject to certain limitations or annual restrictions.

Related Party Transactions

The Company leases office space in North Palm Beach, Florida from Bombay Holdings, Inc., which is wholly-owned by Peter C. Morse, a director and 33% stockholder. Total rent paid to Bombay for the years ended December 31, 2003, 2002 and 2001 was approximately $305,000, $296,000, and $298,000, respectively. During 2003, 2002 and 2001, the Company paid an outside director consulting fees of approximately $50,000, $53,000, and $40,000, respectively.

Quarterly Results of Operations

The following table presents certain unaudited quarterly statement of operations data for each of the last 8 quarters through the year ended December 31, 2003. The information has been derived from our unaudited condensed consolidated financial statements. In the opinion of our management, the unaudited condensed financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in this Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

(In thousands, except share and per share data)	Year Ended December 31, 2003				Year Ended December 31, 2002
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Revenue:
Online publishing	$7,334	$8,197	$8,114	$7,723	$4,713	$5,268	$6,265	$6,406
Print publishing and licensing	1,212	1,355	1,347	1,339	924	934	978	1,083

Total revenue	8,546	9,552	9,461	9,062	5,637	6,202	7,243	7,489

Cost of revenue:
Online publishing	1,240	1,342	1,303	1,433	882	935	1,148	1,262
Print publishing and licensing	1,008	1,057	1,032	1,041	672	667	746	777

Total cost of revenue	2,248	2,399	2,335	2,474	1,554	1,602	1,894	2,039

Gross margin	6,298	7,153	7,126	6,588	4,083	4,600	5,349	5,450

Operating expenses:
Sales	1,026	1,139	1,111	985	851	944	1,027	1,040
Marketing	1,198	1,372	1,412	1,489	923	967	840	747
Product development	432	563	620	561	330	351	365	376
General and administrative expenses	1,470	1,458	1,438	1,446	1,134	1,243	1,346	1,814
Depreciation and amortization	191	163	162	165	144	123	174	180

	4,317	4,695	4,743	4,646	3,382	3,628	3,752	4,157

Income from operations	1,981	2,458	2,383	1,942	701	972	1,597	1,293
Other income (expense), net	38	63	65	76	(11)	30	31	32
Gain on early extinguishment of debt	—	—	—	—	2,022	—	—	—

Income before income taxes	2,019	2,521	2,448	2,018	2,712	1,002	1,628	1,325
Income tax benefit	—	—	—	3,100	—	—	—	—

Net income	$2,019	$2,521	$2,448	$5,118	$2,712	$1,002	$1,628	$1,325

Basic and diluted net income per share:
Net income-
Basic	$0.14	$0.17	$0.16	$0.14	$0.19	$0.07	$0.12	$0.10
Diluted	0.13	0.16	0.16	0.14	0.19	0.07	0.11	0.09
Weighted average common shares outstanding:
Basic	14,162,059	14,472,485	14,941,600	15,090,378	13,996,950	13,996,950	13,996,950	13,997,815
Diluted	15,423,056	15,478,477	15,787,803	15,857,834	14,066,486	14,375,393	14,566,248	14,960,019

Liquidity and Capital Resources

Our principal source of liquidity is the cash generated by our operations. As of December 31, 2003, we had working capital of $23,898,000, and our primary commitments were approximately $1,828,000 in operating lease payments over the next five years, and capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $4,260,000 through December 31, 2004. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or off-balance sheet arrangements. On February 22, 2002, we completed the early repayment of our $4,350,000 10% convertible subordinated note, including accrued interest, for $3,400,000 in cash. This transaction will save us approximately $3,125,000 in principal and interest through August 20, 2004, the original maturity date.

Contractual Obligations

The following table represents the amounts of payments due under the specified types of contractual obligations.

	Payments Due (In thousands)
	Less than one year	One to three years	Three to five years	More than five years
Contractual obligations
Long-term debt obligations	$—	$—	$—	$—
Capital lease obligations (1)	—	—	—	—
Operating lease obligations (1)	—	1,800,871	27,463	—
Purchase obligations (2)	204,286	2,365	—	—
Other long-term obligations	—	—	—	—

(1)	Includes our obligations under existing operating leases. See Note 7 to our financial statements in Item 8. for further details related to our lease obligations.
(2)	Represents base contract amounts for Internet hosting, co-location content distribution and other infrastructure costs.

During the year ended December 31, 2003, we generated $8,114,000 of net cash from operating activities. Net income was adjusted for non-cash charges of $792,000 and the $3,400,000 non-cash reversal of deferred tax asset reserves (see Note 6 to the financial statements); and a net negative change in the components of working capital of $1,383,000. During 2003, our average collections on accounts were $2,761,000, or 81%, of average monthly account balances, up from $1,892,000, or 78%, of average monthly account balances in 2002. Our accounts receivable turnover and days sales outstanding have remained strong at 9.82 and 37, respectively, in 2003, and 9.75 and 37, respectively, in 2002. Investing cash activities in 2003 consisted of $408,000 of equipment purchases and licenses. We expect to spend approximately $800,000 in 2004 for capital expenditures and upgrading licenses and software maintenance contracts. Cash from financing activities consisted primarily of the proceeds from 1,116,181 stock options exercised at strike prices between $0.85 and $8.13.

During the year ended December 31, 2002, we generated $5,343,000 of net cash from operating activities. Our net income of $6,667,000 was adjusted for non-cash charges of $743,000, a net positive change in the components of working capital of $45,000, and the $2,021,000 gain on early extinguishment of debt recorded in the first quarter of 2002 (see Note 9 to the financial statements in Item 8.). Net cash used in investing activities consisted of capital expenditures and upgrading licenses and software maintenance contracts of approximately $661,000, while cash used in financing activities consisted primarily of the $3,400,000 repayment of the 10% convertible subordinated note payable (see Note 9 to the financial statements in Item 8.).

We have incurred net losses in six of our last eight fiscal years, resulting in an accumulated deficit of approximately $41 million as of December 31, 2003.

We have succeeded in managing our cash by actively controlling expenses and pursuing additional sources of revenue. For instance, since early 2000, we have substantially reduced marketing expenditures and sold or shut down under-performing, non-core business units. We sold CPNet.com and Professional Direct Insurance Agency, Inc. in May 2000 and July 2000, respectively, shut down and sold certain assets of Consejero.com in August 2000, and shut down Greenmagazine.com in December 2000. These transactions yielded approximately $4,392,000 in cash and reduced operating expenses. We have also reduced employment levels of continuing operations and consolidated our physical locations. In February 2002, we completed the early repayment of our $4,350,000 convertible subordinated note payable, including accrued interest, for $3,400,000. We have generated cash from operations for 11 consecutive quarters and have been profitable for 9 consecutive quarters through December 31, 2003. Based on these actions and our current plan, we believe our existing capital resources will be sufficient to satisfy our cash requirements through at least the next 12 months.

Recent Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation requires a company to record as a liability the fair value of certain guarantees initiated by the company. In addition, the interpretation requires additional disclosure of these and other guarantees in the notes to the financial statements. The recognition provisions of this interpretation are applied to guarantees entered into after December 31, 2002. This interpretation did not have a material impact on the Company’s financial statements.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 (“Statement 148”) to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of Statement 148 are effective for interim periods beginning after December 15, 2002, with early application encouraged. This statement did not have a material impact on the Company’s financial statements. The Company currently intends to continue to account for stock options issued under Accounting Principles Board Opinion No. 25 and present the pro forma disclosures in the footnotes to the financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”). Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify a financial instrument that is within the scope of Statement 150 as a liability. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, is otherwise effective for the Company beginning September 1, 2003, and did not have a material impact on the Company’s financial statements.

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company applied the portion of FIN 46R that is applicable to special purpose entities effective December 31, 2003, with no material effect, and will apply the remainder of FIN 46R to its first quarter 2004 financial statements with no material effect anticipated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of December 31, 2003, all of our cash equivalents mature in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Bankrate, Inc.:

We have audited the accompanying balance sheets of Bankrate, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bankrate, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

West Palm Beach, Florida

January 30, 2004

Bankrate, Inc.

Balance Sheets

	December 31, 2003	December 31, 2002
Assets
Cash and cash equivalents	$20,874,482	$11,000,561
Accounts receivable, net of allowance for doubtful accounts of $230,000 and $200,000 at December 31, 2003 and 2002, respectively	3,031,882	2,378,535
Deferred tax asset, net	3,400,000	—
Other current assets	343,311	370,886

Total current assets	27,649,675	13,749,982

Fixed assets, net	796,928	912,651
Intangible assets, net	73,201	206,915
Other assets	463,463	303,547

Total assets	$28,983,267	$15,173,095

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$1,227,463	$809,068
Accrued expenses	2,226,905	3,072,771
Deferred revenue	181,110	255,081
Other current liabilities	116,551	243,891

Total current liabilities	3,752,029	4,380,811

Other liabilities	306,274	142,226

Total liabilities	4,058,303	4,523,037

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share— 100,000,000 shares authorized; 15,114,371 and 13,998,168 shares issued and outstanding at December 31, 2003 and 2002, respectively	151,144	139,982
Additional paid in capital	66,091,014	63,932,578
Accumulated deficit	(41,317,194)	(53,422,502)

Total stockholders’ equity	24,924,964	10,650,058

Total liabilities and stockholders’ equity	$28,983,267	$15,173,095

See accompanying notes to financial statements.

Bankrate, Inc.

Statements of Operations

	Year Ended December 31,
	2003	2002	2001
Revenue:
Online publishing	$31,368,392	$22,651,216	$14,985,903
Print publishing and licensing	5,253,099	3,919,815	3,271,223

Total revenue	36,621,491	26,571,031	18,257,126

Cost of revenue:
Online publishing	4,514,023	3,812,765	3,161,273
Print publishing and licensing	4,043,970	2,862,338	2,173,529

Total cost of revenue	8,557,993	6,675,103	5,334,802

Gross margin	28,063,498	19,895,928	12,922,324

Operating expenses:
Sales	5,039,892	4,275,826	3,203,656
Marketing	5,495,810	3,477,379	2,922,867
Product development	2,271,124	1,422,206	1,385,672
General and administrative	5,813,297	5,536,774	5,511,572
Depreciation and amortization	680,826	621,458	700,497

	19,300,949	15,333,643	13,724,264

Income (loss) from operations	8,762,549	4,562,285	(801,941)

Interest income (expense), net	242,759	82,833	(133,836)
Gain on early extinguishment of debt	—	2,021,792	—

Income (loss) before income taxes	9,005,308	6,666,910	(935,776)

Income tax benefit	3,100,000	—	—

Net income (loss)	$12,105,308	$6,666,910	$(935,776)

Basic and diluted net income (loss) per share:
Net income (loss)-
Basic	$0.84	$0.48	$(0.07)
Diluted	$0.79	$0.46	$(0.07)

Weighted average common shares outstanding:
Basic	14,473,151	13,997,168	13,996,950
Diluted	15,299,734	14,609,359	13,996,950

See accompanying notes to financial statements.

Bankrate, Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2000	13,996,950	$139,969	$60,586,991	$(59,153,636)	$1,573,324
Stock option exchange program	—	—	2,452,425	—	2,452,425
Stock compensation expense	—	—	892,139	—	892,139
Net loss for the period	—	—	—	(935,776)	(935,776)

Balances, December 31, 2001	13,996,950	139,969	63,931,555	(60,089,412)	3,982,112
Stock options exercised	1,218	13	1,023	—	1,036
Net income for the period	—	—	—	6,666,910	6,666,910

Balances, December 31, 2002	13,998,168	139,982	63,932,578	(53,422,502)	10,650,058
Stock options exercised	1,116,203	11,162	2,158,436	—	2,169,598
Net income for the period	—	—	—	12,105,308	12,105,308

Balances, December 31, 2003	15,114,371	$151,144	$66,091,014	$(41,317,194)	$24,924,964

See accompanying notes to financial statements.

Bankrate, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$12,105,308	$6,666,910	$(935,776)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on early extinguishment of debt	—	(2,021,792)	—
Depreciation and amortization	680,826	621,458	700,497
Provision for doubtful accounts	110,771	121,863	48,725
Noncash stock compensation	—	—	892,139
Deferred tax benefit	(3,400,000)	—	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(764,118)	(1,241,442)	(89,114)
(Increase) decrease in other assets	(137,170)	(236,824)	332,601
Increase (decrease) in accounts payable	418,395	110,014	(73,127)
Increase (decrease) in accrued expenses	(864,112)	1,195,595	(137,448)
Increase in other liabilities	37,962	220,840	484,280
Decrease in deferred revenue	(73,971)	(92,788)	(115,355)

Net cash provided by operating activities	8,113,891	5,343,834	1,107,422

Cash flows from investing activities:
Purchases of equipment and licenses	(408,314)	(660,925)	(27,243)

Net cash used in investing activities	(408,314)	(660,925)	(27,243)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,254)	(38,416)	(215,796)
Proceeds from exercise of stock options	2,169,598	1,036	—
Repayment of 10% convertible subordinated note payable	—	(3,400,000)	—

Net cash provided by (used in) financing activities	2,168,344	(3,437,380)	(215,796)

Net increase in cash and cash equivalents	9,873,921	1,245,529	864,383
Cash and cash equivalents, beginning of year	11,000,561	9,755,032	8,890,649

Cash and cash equivalents, end of year	$20,874,482	$11,000,561	$9,755,032

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$323	$44,818	$27,341

Cash paid during the period for income taxes	$283,000	$—	$—

See accompanying notes to financial statements.

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Bankrate, Inc. (the “Company”) owns and operates an Internet-based consumer banking marketplace. The Company’s flagship Web site, Bankrate.com, is the Web’s leading aggregator of information on more than 250 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company is organized under the laws of the state of Florida.

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

On January 9, 2003, the Company’s common stock began trading on the Nasdaq SmallCap Market, and on August 18, 2003 again began trading on the Nasdaq National Market under its existing stock symbol “RATE.”

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. Equipment under capital leases are stated at the present value of the future minimum lease payments.

Intangible Assets

Intangible assets consist primarily of trademarks and software licenses. Trademarks are being amortized over their estimated useful lives, which are approximately five years, on a straight-line basis. Software licenses relate to server and pc software and are amortized over the contractual term, usually 2 to 3 years. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recorded in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

The following table presents the computation of basic and diluted earnings per share.

	Year Ended December 31,
	2003	2002	2001
Net income (loss)	$12,105,308	$6,666,910	$(935,776)

Weighted average common shares outstandings	14,473,151	13,997,168	13,996,950
Additional dilutive shares related to stock options	826,583	612,191	—

Total weighted average common shares and equivalents outstanding for diluted earnings per share calculation	15,299,734	14,609,359	13,996,950

Basic and diluted net income (loss) per share:
Net income (loss)-
Basic	$0.84	$0.48	$(0.07)
Diluted	$0.79	$0.46	$(0.07)

Stock options outstanding that could potentially dilute basic earnings per share in the future (but were not included in diluted earnings per share because their effect on periods presented was antidilutive) totaled 80,775, 522,306 and 710,981 at December 31, 2003, 2002 and 2001, respectively. The antidilutive shares do not include the shares issuable on assumed conversion of the 10% convertible subordinated note payable in 2001. On January 2, 2004, the Company granted options to purchase a total of 25,000 shares of common stock (5,000 each) to the independent outside directors of its Board of Directors. On January 5, 2004, the Company granted options to purchase a total of 263,000 shares of common stock to certain executive officers and employees.

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

Pro Forma Disclosures Under SFAS No. 148

The following table provides the fair value of the options granted during the three-year period ended December 31, 2003 using the Black-Scholes pricing model together with a description of the assumptions used to calculate the fair value:

	Year ended December 31,
	2003	2002	2001
Weighted-average fair value	$2.95	$0.68	—
Expected volatility	100%	100%	—
Risk free rate	3%	4%	—
Expected lives	5 years	5 years	—
Expected dividend yield	0%	0%	—

The Company applies APB Opinion No. 25 in accounting for its stock-based compensation. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net income (loss) and net income (loss) per share would have been reported at the pro forma amounts indicated below.

	Year Ended December 31,
	2003	2002	2001
Net income (loss):
As reported	$12,105,308	$6,666,910	$(935,776)
Less total stock-based employee compensation determined under fair value-based method for all awards, net of related tax effect	(420,996)	(1,135,051)	(2,376,568)

Pro forma	11,684,312	5,531,859	(3,312,344)
Basic net income (loss) per common share as reported:
Basic	$0.84	$0.48	$(0.07)
Diluted	0.79	0.46	(0.07)
Basic net income (loss) per common share pro forma:
Basic	0.81	0.40	(0.24)
Diluted	0.76	0.38	(0.24)

Deferred Compensation Plan

During 2002, the Company established a non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation liability (other non-current liabilities) was $306,274 and $142,226 at December 31, 2003 and 2002, respectively. The Company has established a grantor trust (Rabbi Trust) to provide funding for benefits payable under its non-qualified deferred compensation plan. The assets held in the trust at December 31, 2003 and 2002 amounted to $306,274 and $142,226, respectively, and are recorded at fair market value. The Rabbi Trust’s assets consist of short-term cash investments, and a managed portfolio of equity securities that includes no Bankrate, Inc. common stock. These assets are included in other assets in the accompanying balance sheets.

Fair Value of Financial Instruments

The Company does not currently use derivative financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded. The valuation allowance is based on management’s judgment as to future taxable income in light of historical results, the current environment, forecasted performance and other factors.

Revenue Recognition

The Company generates revenue from two primary sources: online publishing and print publishing and licensing.

Online publishing-

The Company sells graphical advertisements on its Web site (including co-branded sites) consisting of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the cost per thousand impressions, or CPM, the advertiser receives. The amount of advertising the Company sells is a function of (1) the number of advertisements per Web page, (2) the number of visitors viewing its Web pages, and (3) the capacity of the Company’s sales force. Advertising sales are invoiced monthly at amounts based on specific contract terms. Revenue is recognized monthly based on the percentage of actual impressions to the total number of impressions contracted. Revenue for impressions invoiced but not delivered is deferred and recognized when impressions are delivered. Additionally, the Company generates revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to its Web site transacts with one of its advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser. The Company is also involved in revenue sharing arrangements with its online partners where the consumer uses co-branded sites hosted by the Company. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue. The Company also sells hyperlinks (interest rate table listings) to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned. We also sell text links on our rate pages to advertisers on a cost-per-click (“CPC”) basis. Advertisers enter an auction bidding process on a third party Web site for placement of their text link based on the amount they are willing to pay for each click through to their Web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process.

Online publishing revenue includes barter revenue, which represents the exchange by the Company of advertising space on the Company’s Web site for reciprocal advertising space on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. Barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company’s Web site. Barter expense is recognized when the Company’s advertisements are run on the other companies’ Web sites, which is typically in the same period in which barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering its advertising impressions, a liability is recorded. If the Company delivers its advertising impressions to the customer’s Web site prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at December 31, 2003 and 2002. Barter revenue was approximately $3,164,000, $2,912,000, and $2,558,000, and represented approximately 9%, 11%, and 14% of total revenue, respectively, for the years ended December 31, 2003, 2002 and 2001.

Print publishing and licensing-

The Company sells advertisements for consumer mortgage rate tables. The rate tables and advertising are published in various newspapers under revenue sharing arrangements. Revenue is recognized when the tables are run in the newspaper. Revenue is recorded at gross amounts and revenue sharing payments are recorded in cost of revenue.

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

Marketing Expenses

Marketing expenses include advertising costs that are charged to expense as incurred, and barter expense that represents the cost the Company’s advertisements that are run on other companies’ Web sites in barter transactions. Advertising costs were approximately $2,332,000, $557,000 and $173,000, respectively, for the years ended December 31, 2003, 2002, 2001. Barter expense of approximately $3,164,000, $2,920,000, and $2,750,000 was recorded for the years ended December 31, 2003, 2002 and 2001, respectively.

Recent Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation requires a company to record as a liability the fair value of certain guarantees initiated by the company. In addition, the interpretation requires additional disclosure of these and other guarantees in the notes to the financial statements. The recognition provisions of this interpretation are applied to guarantees entered into after December 31, 2002. This interpretation did not have a material impact on the Company’s financial statements.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”). Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify a financial instrument that is within the scope of Statement 150 as a liability. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, is otherwise effective for the Company beginning September 1, 2003, and did not have a material impact on the Company’s financial statements.

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”. (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company applied the portion of FIN 46R that is applicable to special purpose entities effective December 31, 2003, with no material effect, and will apply the remainder of FIN 46R to its first quarter 2004 financial statements with no material effect anticipated.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3 - STOCK OPTION PLANS

1997 Equity Compensation Plan

During 1997, the Company adopted the 1997 Equity Compensation Plan (the “Plan”) to provide directors, officers, non-employee members of the Board of Directors of the Company and certain consultants and advisors with the opportunity to receive grants of incentive stock options, non-qualified stock options and restricted stock. The Board of Directors has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition or other agreements relating to the grants. The aggregate number of common shares that may be issued under the Plan was initially 900,000. In January 1999, the Company amended the Plan to increase the number of shares authorized to 1,500,000 shares. As of December 31, 2003, 799,936 shares were available for grant under the Plan.

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

Stock options for the purchase of 30,500 and 539,733 shares, respectively, were granted to directors and employees during 2003 and 2002. No stock options were granted under the Plan during the year ended December 31, 2001.

On January 2, 2004, each of the five independent outside directors were granted options to purchase 5,000 shares of common stock at $12.43, the fair market value of the common stock on the date of grant. The options vest on December 31, 2004 and expire 10 years from the date of grant.

On January 5, 2004, certain executive officers and employees were granted options to purchase 288,000 shares of common stock at $12.63, the fair market value of the common stock on the date of grant. The options vest during the four year period following the date of grant. Twenty five percent of the options vest after the first year and the remaining vest monthly through the end of the vesting period.

On February 23, 2004, Richard G. Stalzer, the Company’s Senior Vice President and Chief Revenue Officer, was granted options to purchase 100,000 shares of common stock at $15.40, the fair market value of the common stock on the date of grant. The options vest during the four year period following the date of grant. Twenty five percent of the options vest after the first year and the remaining vest monthly through the end of the vesting period.

1999 Equity Compensation Plan

In March 1999, the Company’s stockholders approved the 1999 Equity Compensation Plan (the “1999 Plan”), to provide designated employees of the Company, certain consultants and non-employee members of the Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The 1999 Plan was originally authorized to grant options for up to 1,500,000 shares. In April 2000, the Company amended the 1999 Plan to increase the number of shares authorized to 3,500,000. This amendment was approved by the Company’s stockholders. Options granted generally vest over four years, 25% after the first year and monthly thereafter over the remaining three years, and expire ten years after the date of grant. As of December 31, 2003, 2,157,840 shares were available for grant under the 1999 Plan. Stock options for the purchase of 811,936 shares were granted under the 1999 Plan to employees during 2002. No stock options were granted under the 1999 Plan during the years ended December 31, 2003 and 2001.

Stock Option Exchange Program

On July 3, 2001, the Company implemented a stock option exchange program in which employees were offered the opportunity to surrender stock options previously granted to them in exchange for new options, to be issued six months and one day after the date of cancellation, to purchase an equal number of shares. Options to purchase 1,180,002 shares were surrendered under this program. The new options were granted on February 4, 2002. The exercise price of the new options was the closing market price of the Company’s common stock on the date of grant. The exchange program was designed to comply with FIN No. 44 and did not result in any additional compensation charges or variable plan accounting. As a result of this program, the Company recorded a non-cash compensation charge of approximately $481,000 for the unrecognized compensation expense of certain options surrendered under the option exchange program, and reclassified approximately $2,452,000 from accrued stock compensation expense to additional paid in capital in the quarter ended September 30, 2001.

Stock option activity during the years ended December 31, 2003, 2002, and 2001 was as follows:

	Number of Shares	Price Per Share	Weighted Average Exercise Price
Balance, December 31, 2000	2,091,066	$1.00 to $13.00	$4.03
Granted	—	—	—
Exercised	—	—	—
Forfeited	(200,083)	$1.75 to $13.00	$5.03
Cancelled	(1,180,002)	$1.75 to $13.00	$2.87
Expired	—	—	—

Balance, December 31, 2001	710,981	$1.30 to $13.00	$3.96
Granted	1,351,669	$0.85 to $2.39	$1.00
Exercised	(1,218)	$0.85	$0.85
Forfeited	(3,319)	$0.85 to $13.00	$3.84
Expired	—	—	—

Balance, December 31, 2002	2,058,113	$0.85 to $13.00	$2.03
Granted	30,500	$1.00 to $3.90	$3.40
Exercised	(1,116,203)	$0.85 to $8.13	$1.94
Forfeited	(2,147)	$0.85 to $13.00	$3.38
Expired	—	—	—

Balance, December 31, 2003	970,263	$0.85 to $13.00	$1.20

Additional information with respect to outstanding options as of December 31, 2003 was as follows:

	Options Outstanding		Options Exercisable
Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Average Exercise Price
$0.85	702,504	6.29	686,586	$0.85
$1.13 to $1.30	24,650	7.79	13,088	$1.22
$1.75	7,520	6.45	2,185	$1.75
$1.84 to $2.97	128,797	8.72	128,777	$2.41
$3.90	25,000	9.01	25,000	$3.90
$4.50 to $7.06	1,017	5.74	991	$6.23
$13.00	80,775	5.36	80,775	$13.00

	970,263	6.65	937,402	$1.20

NOTE 4 - FINANCIAL STATEMENT DETAILS

Allowance for doubtful accounts-

	2003	2002	2001
Balance, beginning of year	$200,000	$140,000	$300,000
Provision	110,771	121,863	48,725
Write-offs	(82,019)	(67,280)	(209,625)
Recoveries	1,248	5,417	900

Balance, end of year	$230,000	$200,000	$140,000

Fixed Assets-

Fixed assets consisted of the following:

	December 31,
	2003	2002
Furniture and fixtures	$289,827	$275,271
Computers and software	3,120,480	2,714,326
Equipment	115,829	125,096
Leasehold improvements	157,573	160,701

	3,683,709	3,275,394
Less accumulated depreciation and amortization	(2,886,781)	(2,362,743)

	$796,928	$912,651

Depreciation expense was $542,283, $539,372 and $673,894 for the years ended December 31, 2003, 2002 and 2001, respectively.

Intangible Assets-

Intangible assets consisted of the following:

	December 31,
	2003	2002
Trademarks and URL’s	$136,366	$136,811
Software licenses	224,653	219,379
Other	26,362	151,362

	387,381	507,552
Less accumulated amortization	(314,180)	(300,637)

	$73,201	$206,915

Amortization expense was $138,543, $82,086 and $26,603 for the years ended December 31, 2003, 2002 and 2001, respectively.

Other Assets-

Other assets consisted of the following:

	December 31,
	2003	2002
Computer and software deposits	$87,352	$91,484
Deferred compensation plan assets	306,274	142,226
Other deposits	69,837	69,837

	$463,463	$303,547

Accrued Expenses-

Accrued expenses consisted of the following:

	December 31,
	2003	2002
Accrued payroll and related benefits	$456,646	$509,147
Vacation	357,469	290,523
Sales commissions	787,706	785,425
Marketing	—	208,611
Due to distribution partners	221,405	439,280
Professional fees	86,556	120,832
Legal and other	317,123	718,953

	$2,226,905	$3,072,771

NOTE 5 - INCOME TAXES

The components of the income tax benefit are as follows:

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$200,000	—	—
State	100,000	$—	$—

Total current	300,000	—	—

Deferred:
Federal	(2,864,365)	—	—
State	(535,635)	—	—

Total deferred	(3,400,000)	—	—

Total income tax benefit	$(3,100,000)	$—	$—

The difference between income tax expense computed at the statutory rate and the reported income tax benefit is as follows:

	Year Ended December 31,
	2003	2002	2001
Income taxes at statutory rate	$3,061,805	$2,266,749	$(318,164)
State income taxes net of federal benefit	365,763	414,813	743
Nondeductible items and other	5,491	17,527	5,889
Change in valuation allowance	(6,533,059)	(2,699,089)	311,532

Total income tax benefit	$(3,100,000)	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

	December 31,
	2003	2002
Deferred Tax Assets:
Net operating loss carryforwards	$12,144,123	$14,384,818
Tax credit carryforwards	200,000	—
Accrued expenses	206,177	136,200
Depreciation and amortization	130,266	92,188
Allowance for doubtful accounts	88,619	76,840

Total gross deferred tax assets	12,769,185	14,690,046
Less valuation allowance	(9,369,185)	(14,690,046)

Net deferred tax assets	$3,400,000	$—

Our effective rate differs from the statutory federal income tax rate, primarily as a result of the uncertainties regarding our ability to utilize our net operating loss carryforward and the changes in the valuation allowance on deferred tax assets.

As required by Statement of Financial Accounting Standard No. 109, we recognize tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. Up to the third quarter of 2003, we had provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with our future profitability. In the fourth quarter of 2003 we reassessed the valuation allowance previously established against deferred tax assets. Factors considered by us included: our historical results of operations, volatility of the economic and interest rate environment and projected earnings based on current operations. Based on this evidence, we concluded that it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, we released $3,400,000 of the valuation allowance, which resulted in an income tax benefit of approximately $3,100,000. However, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination is made. As of December 31, 2003, we had $3,400,000 in deferred tax assets. The realization of deferred tax assets will depend on our ability to continue to generate taxable income in the future.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2003 resulting from the tax benefit of incentive stock options exercised will be allocated to income tax benefit that would be reported in the statements of operations totaling $8,200,000; the remaining $1,200,000 is to be allocated to equity.

At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $31,000,000, which expire beginning in 2012 through 2021. The amount of net operating loss carryforwards may also be limited if the Company has an ownership change.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leases office space in North Palm Beach, Florida from Bombay Holdings, Inc. (“Bombay”), which is wholly-owned by Peter C. Morse (“Morse”), a director and 33% stockholder. Total rent paid to Bombay for the years ended December 31, 2003, 2002 and 2001 was approximately $305,000, $296,000, and $298,000, respectively.

During 2003, 2002 and 2001, the Company paid an outside director consulting fees of approximately $50,000, $53,000, and $40,000, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

Bombay is wholly-owned by Morse. The Company leases office space in North Palm Beach, Florida from Bombay under the terms of a lease agreement dated January 1, 2004. The lease is for three years, expiring on December 31, 2006. The lease requires the Company to pay a percentage of the common maintenance charges and lease payments are subject to an annual increase based on the consumer price index of the Fort Lauderdale/Miami region.

The Company leases office space in New York City under the terms of a lease entered into on October 7, 1999 expiring September 30, 2006. Facilities leased in Los Angeles, California are on a month-to-month basis.

Total rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $513,000, $483,000, and $481,000, respectively. During 2003 and 2002, the Company also recorded sublease rental income of approximately $54,000 and $25,000, respectively, under the terms of a sublease agreement that expires on June 21, 2004.

Future minimum lease payments under non-cancelable operating leases having lease terms in excess of one year as of December 31, 2003 were:

Operating Leases
Year Ending December 31,
2004	$617,806
2005	626,514
2006	556,551
2007	27,463
2008	—

Total minimum lease payments	$1,828,334

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

In July 2000, the Company sold its former wholly owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At December 31, 2003, the outcome of this matter was uncertain. The Company cannot estimate at this time, the amount of loss, if any, which could result from an adverse resolution of this litigation.

Other Commitments

On April 27, 2000, Elisabeth DeMarse was elected to the Company’s Board of Directors and was elected President and Chief Executive Officer of the Company. On that date, Ms. DeMarse entered into an employment agreement with the Company that expired on April 27, 2002. Ms. DeMarse entered into a new agreement on April 27, 2002. Under the terms of her employment agreement, Ms. DeMarse is entitled to receive an annual base salary of $300,000 and a bonus of $100,000 payable in quarterly installments. The Company has agreed to provide other benefits, including $500,000 in term life insurance and participation in the Company’s benefit plans available to other executive officers. Under the terms of the employment agreement, Ms. DeMarse agrees to assign to the Company all of her copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of her employment and for a period of one year thereafter, Ms. DeMarse agrees not to compete with the Company and not to recruit any of the Company’s employees, unless the Company terminates her without cause or she resigns for good reason (as defined in the agreement). Upon Ms. DeMarse’s termination of employment for certain reasons (i.e., without cause, disability, resignation for good reason, or a change of control), the Company agrees to pay her severance amount of $250,000, as well as reimburse her for health, dental and life insurance coverage premiums for one year after such termination. The agreement terminates on April 27, 2005. Ms. DeMarse was previously granted options to purchase 541,936 shares of the Company’s common stock under the Company’s 1999 Equity Compensation Plan at $2.69 per share, the fair market value on the date of grant. The options vested over a 24-month period. Ms. DeMarse surrendered all of these options and was granted options to purchase 541,936 shares at $0.85, the fair market value of the Company’s common stock on February 4, 2002, the date of grant, in connection with the Company’s stock option exchange program (see Note 4).

On January 1, 2004, G. Cotter Cunningham, the Company’s Senior Vice President and Chief Operating Officer, entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Cunningham is entitled to receive an annual base salary as stipulated in the employment agreement, and an annual bonus contingent on achieving certain performance criteria. Under the terms of the employment agreement, Mr. Cunningham agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of one year thereafter, Mr. Cunningham agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. Cunningham’s termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date.

On January 1, 2004, Robert J. DeFranco, the Company’s Senior Vice President and Chief Financial Officer, entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. DeFranco is entitled to receive an annual base salary as stipulated in the employment agreement, and an annual bonus contingent on achieving certain performance criteria. Under the terms of the employment agreement, Mr. DeFranco agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of one year thereafter, Mr. DeFranco agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. DeFranco’s termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date.

NOTE 8 - LONG-TERM DEBT

On August 20, 1999, the Company acquired Professional Direct Agency, Inc. (“Pivot”) pursuant to a Stock Purchase Agreement, dated August 20, 1999, by and between the Company, the shareholders of Pivot and The Midland Life Insurance Company (“Midland”), a note and warrant holder of Pivot (the “Agreement”), for approximately $4,744,000 including acquisition costs. Pursuant to the Agreement, the Company acquired a 100% interest in Pivot and, as a result of the acquisition, Pivot became a wholly-owned subsidiary. The transaction was accounted for using the purchase method of accounting. On July 14, 2000, the Company sold Pivot for $4,350,000 in cash. The Company recorded a gain on the sale of $871,212 in the quarter ended September 30, 2000. The Company remained liable on the convertible subordinated note issued in connection with the Pivot acquisition.

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

NOTE 9 - SEGMENT INFORMATION

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

The Company had one online customer that accounted for approximately 9%, 11% and 4%, respectively, of total revenue for the years ended December 31, 2003, 2002 and 2001. Sales to no other customer exceeded 10% of total revenue for the periods presented. No revenues were generated outside of the United States.

Summarized segment information as of December 31, 2003, 2002 and 2001, and for the years ended December 31, 2003, 2002 and 2001, respectively, is presented below.

	Online Publishing	Print Publishing and Licensing	Other	Total
Year ended December 31, 2003
Revenue	$31,368,392	$5,253,099	$—	$36,621,491
Cost of revenue	4,514,023	4,043,970	—	8,557,993

Gross margin	26,854,369	1,209,129	—	28,063,498
Sales	5,039,892	—	—	5,039,892
Marketing	5,495,810	—	—	5,495,810
Product development	1,589,787	681,337	—	2,271,124
General and administrative expenses	4,955,707	857,590	—	5,813,297
Depreciation and amortization	476,578	204,248	—	680,826
Interest income (expense), net	—	—	242,759	242,759
Income tax benefit	—	—	3,100,000	3,100,000

Segment profit (loss)	$9,296,595	$(534,046)	$3,342,759	$12,105,308

Total assets	$3,101,810	$1,606,975	$24,274,482	$28,983,267

	Online Publishing	Publishing and Licensing	Other	Total
Year ended December 31, 2002
Revenue	$22,651,216	$3,919,815	$—	$26,571,031
Cost of revenue	3,812,765	2,862,338	—	6,675,103

Gross margin	18,838,451	1,057,477	—	19,895,928
Sales	4,275,826	—	—	4,275,826
Marketing	3,477,379	—	—	3,477,379
Product development	995,544	426,662	—	1,422,206
General and administrative expenses	4,719,977	816,797	—	5,536,774
Depreciation and amortization	435,021	186,437	—	621,458
Interest income (expense), net	—	—	82,833	82,833
Gain on early extinguishment of debt	—	—	2,021,792	2,021,792

Segment profit (loss)	$4,934,704	$(372,419)	$2,104,625	$6,666,910

Total assets	$3,394,108	$778,426	$11,000,561	$15,173,095

	Online Publishing	Print Publishing and Licensing	Other	Total
Year Ended December 31, 2001
Revenue	$14,985,903	$3,271,223	$—	$18,257,126
Cost of revenue	3,161,273	2,173,529	—	5,334,802

Gross margin	11,824,630	1,097,694	—	12,922,324

Sales	3,203,656	—	—	3,203,656
Marketing	2,922,867	—	—	2,922,867
Product development	969,970	415,702	—	1,385,672
General and administrative expenses	4,524,035	987,537	—	5,511,572
Depreciation and amortization	490,348	210,149	—	700,497
Interest income (expense), net	—	—	(133,836)	(133,836)

Segment loss	$(286,247)	$(515,693)	$(133,836)	$(935,776)

Total assets	$2,004,670	$766,310	$9,755,032	$12,526,012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to accomplish their objectives.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3) of the Form 10-K, the information relating to the directors of the Company, including directors who are executive officers of the Company, is set forth in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Part I, Item 4A of this report.

The Company has adopted the Bankrate, Inc. Finance Code of Professional Conduct (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller and other finance organization employees. The finance code of ethics is publicly available on our website at http://www.bankrate.com/investor-relations/corpGovernance/corp-governance.asp. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934: Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the Securities and Exchange Commission (the “SEC”) thereunder require the Company’s directors and executive officers and any persons who own more than 10% of Bankrate, Inc.’s common stock, as well as certain affiliates of such persons, to file reports with the SEC and the National Association of Securities Dealers, Inc. with respect to their ownership of the Company’s common stock. Directors, executive officers and persons owning more than 10% of the Company’s common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, the Company believes that during fiscal 2003, all filing requirements applicable to its directors and executive officers were complied with in a timely manner except that Bruns H. Grayson filed a late Form 4 in August 2003. The Company is not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of the Company’s common stock.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to executive compensation is set forth under the heading “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2003. All outstanding awards relate to the Company’s Common Stock. For additional information about the Company’s equity compensation plans, see Note 4 to the financial statements in Item 8. above.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders (1)	970,263	$1.20	2,957,776
Equity compensation plans not approved by securities holders	—	—	—

Total	970,263	$1.20	2,957,776

(1)	All of the shares reported reflect stock options granted under the Company’s 1997 Equity Compensation Plan, as amended, and the 1999 Equity Compensation Plan, as amended. See Note 4 to the financial statements in Item 8. above for more information about these plans.

The other information required by Item 12 is incorporated by reference from the Company’s Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is set forth under the caption “Related Party Transactions” in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is set forth under the heading “Fees Paid to KPMG LLP” in the Proxy Statement and is incorporated herein by reference.

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

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation. (4)

3.3	Amended and Restated Bylaws. (1)

4.1	See exhibits 3.1 and 3.3 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of common stock of the Company.

4.2	Specimen Stock Certificate. (7)

10.1	Lease Agreement dated January 1, 2004, between the Company and Bombay Holdings, Inc. +

10.2	Lease Agreement dated January 1, 2003, between the Company and Bombay Holdings, Inc. (10)

10.3	Bankrate, Inc. 1997 Equity Compensation Plan. (1) *

10.4	Bankrate, Inc. 1999 Equity Compensation Plan. (1) *

10.5	Form of Stock Option Agreement under the 1997 Equity Compensation Plan. (1) *

10.6	Stock Purchase Agreement dated August 20, 1999, by and between the Company, the shareholders of Professional Direct Agency, Inc., and The Midland Life Insurance Company. (2)

10.7	Asset Purchase Agreement dated August 27, 1999, by and among the Company, Green Magazine, Inc., Kenneth A. Kurson, John F. Packel, and James Michaels. (3)

10.8	Executive Employment Agreement dated April 27, 2000 between Elisabeth DeMarse and the Company. (5) *

10.9	Stock Option Grant to Elisabeth DeMarse dated April 27, 2000 under the Company’s 1999 Equity Compensation Plan for 541,936 shares of common stock. (5) *

10.10	Stock Purchase Agreement dated July 14, 2000 by and between the Company and Signet Insurance Services, Inc. (6)

10.11	Termination Agreement and General Release dated February 6, 2002 by and between Bankrate, Inc. and Reassure America Life Insurance Company and Gunster, Yoakley & Stewart, P.A., solely as escrow agent. (8)

10.12	Cancellation and Indemnification of Lost Promissory Note dated February 22, 2002 by and between Bankrate, Inc. and Reassure America Life Insurance Company. (8)

10.13	Executive Employment Agreement dated April 27, 2002 between Elisabeth DeMarse and Bankrate, Inc. (9) *

10.14	Executive Employment Agreement dated January 1, 2004 between G. Cotter Cunningham and Bankrate, Inc. * +

10.15	Executive Employment Agreement dated January 1, 2004 between Robert J. DeFranco and Bankrate, Inc. * +

23.1	Consent of KPMG LLP. +

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

+	Filed herewith.
(1)	Incorporated by reference to the exhibit filed in response to Item 16(a), “Exhibits” of the Company’s Registration Statement on Form S-1 (File No. 333-74291) declared effective on May 13, 1999.
(2)	Incorporated by reference to Exhibit 2.1 included with the Company’s Current Report on Form 8-K filed on August 27, 1999.

(3)	Incorporated by reference to Exhibit 2.1 included with the Company’s Current Report on Form 8-K filed on September 10, 1999.
(4)	Incorporated by reference to Exhibit 2.2 included with the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2000 filed on November 13, 2000.
(5)	Incorporated by reference to Exhibits filed in response to Item 6.(a), “Exhibits” included with the Company’s Quarterly Report on Form 10-Q for the Quarterly period ending June 30, 2000 filed on August 14, 2000.
(6)	Incorporated by reference to Exhibit 2.1 included with the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2000 filed on November 13, 2000.
(7)	Incorporated by reference to Exhibits filed in response to Item 14. (A) (3), “Exhibits” included with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 27, 2001.
(8)	Incorporated by reference to Exhibits filed in response to Item 14. (A) (3), “Exhibits” included with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 29, 2002.
(9)	Incorporated by reference to Exhibit 10.1 included with the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2002 filed on May 13, 2002.
(10)	Incorporated by reference to Exhibits filed in response to Item 14. (A) (3), “Exhibits” included with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed on March 28, 2003.

(B) Reports on Form 8-K

(1)	The Company furnished a report on Form 8-K on October 28, 2003, reporting under Item 12. that the Company announced via press release the Company’s results for its third quarter ended September 30, 2003. (Such press release is not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Exchange Act of 1934.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 15th day of March, 2004.

By:	/s/ Elisabeth DeMarse
Elisabeth DeMarse
President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Elisabeth DeMarse Elisabeth DeMarse	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ Robert J. DeFranco Robert J. DeFranco	Senior Vice President Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ Joseph W. Jones Joseph W. Jones	Controller (Principal Accounting Officer)	March 15, 2004

/s/ G. Cotter Cunningham G. Cotter Cunningham	Senior Vice President Chief Operating Officer	March 15, 2004

/s/ Bruns H. Grayson Bruns H. Grayson	Director	March 15, 2004

/s/ William C. Martin William C. Martin	Director	March 15, 2004

/s/ Peter C. Morse Peter C. Morse	Director	March 15, 2004

/s/ Robert P. O’Block Robert P. O’Block	Director	March 15, 2004

/s/ Randall E. Poliner Randall E. Poliner	Director	March 15, 2004