Form 10-Q
period 2004-03-31
BANKRATE INC
filed 2004-05-10
CIK 1080866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The number of outstanding shares of the issuer’s common stock as of April 30, 2004 was as follows: 15,306,562 shares of Common Stock, $.01 par value.

Bankrate, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004

Introductory Note

This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”): (a) “Risk Factors” in Item 1, “Business,” and (b) “Introduction” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Part I. FINANCIAL INFORMATION

Item 1. INTERIM CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Bankrate, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Cash and cash equivalents	$21,643,265	$20,874,482
Accounts receivable, net of allowance for doubtful accounts of $270,000 and $230,000 at March 31, 2004 and December 31, 2003, respectively	4,287,330	3,031,882
Deferred tax asset, net	3,400,000	3,400,000
Other current assets	529,717	343,311

Total current assets	29,860,312	27,649,675
Furniture, fixtures and equipment, net	781,968	796,928
Intangible assets, net	299,720	73,201
Other assets	625,049	463,463

Total assets	$31,567,049	$28,983,267

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$1,008,954	$1,227,463
Accrued expenses	2,129,399	2,226,905
Deferred revenue	222,108	181,110
Other current liabilities	127,873	116,551

Total current liabilities	3,488,334	3,752,029
Other liabilities	367,055	306,274

Total liabilities	3,855,389	4,058,303

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share— 100,000,000 shares authorized; 15,306,142 and 15,114,371 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	153,062	151,144
Additional paid in capital	66,505,397	66,091,014
Accumulated deficit	(38,946,799)	(41,317,194)

Total stockholders' equity	27,711,660	24,924,964

Total liabilities and stockholders' equity	$31,567,049	$28,983,267

See accompanying notes to condensed financial statements.

Bankrate, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Online publishing	$8,982,405	$7,334,193
Print publishing and licensing	1,291,827	1,212,393

Total revenue	10,274,232	8,546,586

Cost of revenue:
Online publishing	1,419,983	1,115,462
Print publishing and licensing	1,042,403	913,094

Total cost of revenue	2,462,386	2,028,556

Gross margin	7,811,846	6,518,030

Operating expenses:
Sales	1,303,094	1,151,336
Marketing	1,749,861	1,197,634
Product development	606,251	527,644
General and administrative	1,686,576	1,470,050
Depreciation and amortization	172,511	191,063

	5,518,293	4,537,727

Income from operations	2,293,553	1,980,303
Interest income	76,842	38,392

Income before income taxes	2,370,395	2,018,695
Income taxes	—	—

Net income	$2,370,395	$2,018,695

Basic and diluted net income per share:
Basic	$0.16	$0.14

Diluted	$0.15	$0.13

Weighted average common shares outstanding:
Basic	15,198,675	14,162,059
Diluted	15,958,487	15,423,056

See accompanying notes to condensed financial statements.

Bankrate, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,370,395	$2,018,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,511	191,063
Bad debt expense	40,000	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,295,448)	(632,833)
Increase in other assets	(637,760)	(277,665)
Increase (decrease) in accounts payable	(218,509)	261,627
Decrease in accrued expenses	(97,506)	(421,848)
Increase in other liabilities	113,101	42,160

Net cash provided by operating activities	446,784	1,181,199

Cash flows from investing activities:
Purchases of equipment	(94,302)	(37,863)

Net cash used in investing activities	(94,302)	(37,863)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(1,254)
Proceeds from exercise of stock options	416,301	700,673

Net cash provided by financing activities	416,301	699,419

Net increase in cash and cash equivalents	768,783	1,842,755
Cash and equivalents, beginning of period	20,874,482	11,000,561

Cash and equivalents, end of period	$21,643,265	$12,843,316

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$11,000	$—

See accompanying notes to condensed financial statements.

BANKRATE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

The Company

Bankrate, Inc. (the “Company”) owns and operates an Internet-based consumer banking marketplace. The Company’s flagship Web site, Bankrate.com, is the Web’s leading aggregator of information on more than 250 financial products, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company is organized under the laws of the state of Florida.

Basis of Presentation

The unaudited interim condensed financial statements for the three months ended March 31, 2004 and 2003 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2004, and the results of its operations for the three months ended March 31, 2004 and 2003, and its cash flows for the three months ended March 31, 2004 and 2003. The results for the three months ended March 31, 2004 are unaudited and are not necessarily indicative of the expected results for the full year or any future period.

The unaudited condensed financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2003 Form 10-K.

Barter Revenue

Online publishing revenue includes barter revenue, which represents the exchange by the Company of advertising space on the Company’s Web site for reciprocal advertising space on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. Barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company’s Web site. Barter expense is recognized when the Company’s advertisements are run on the other companies’ Web sites, which is typically in the same period in which barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering its advertising impressions, a liability is recorded. If the Company delivers its advertising impressions to the customer’s Web site prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at March 31, 2004 and December 31, 2003. Barter revenue was approximately $938,000, and $750,000, and represented approximately 9% of total revenue for the three months ended March 31, 2004 and 2003, respectively.

Basic and Diluted Net Income Per Share

The Company computes basic net income per share by dividing net income for the period by the weighted average number of shares outstanding for the period. Diluted net income per share includes the effect of common stock equivalents, consisting of outstanding stock options, to the extent the effect is not anti-dilutive.

The weighted average number of common shares outstanding used in computing diluted net income per share for the three months ended March 31, 2004 and 2003 includes the shares resulting from the dilutive effect of outstanding stock options. For the three months ended March 31, 2004 and 2003, 100,000 and 82,900 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

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

Pro Forma Disclosures Under SFAS No. 148

The following table provides the fair value of the options granted during the three-month periods ended March 31, 2004 and 2003 using the Black-Scholes pricing model together with a description of the assumptions used to calculate the fair value:

	Three Months Ended March 31,
	2004	2003
Weighted average fair value	$10.07	$2.97
Expected volatility	100%	100%
Risk free rate	3%	3%
Expected lives	5 years	5 years
Expected dividend yield	0%	0%

The Company applies APB Opinion No. 25 in accounting for its stock-based compensation. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net income and net income per share would have been reported at the pro forma amounts indicated below.

	Three Months Ended March 31,
	2004	2003
Net income:
As reported	$2,370,395	$2,018,695
Less total stock-based employee compensation determined under fair value-based method for all awards, net of related tax effect	(308,707)	(116,984)

Pro forma	2,061,688	1,901,711
Basic net income per common share as reported:
Basic	$0.16	$0.14
Diluted	0.15	0.13
Basic net income per common share pro forma:
Basic	0.14	0.13
Diluted	0.13	0.12

Stockholders’ Equity

The activity in stockholder’s equity for the three months ended March 31, 2004 is shown below.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2003	15,114,371	$151,144	$66,091,014	$(41,317,194)	$24,924,964
Stock options exercised	191,771	1,918	414,383	—	$416,301
Net income for the period	—	—	—	2,370,395	2,370,395

Balances, March 31, 2004	15,306,142	153,062	66,505,397	(38,946,799)	27,711,660

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

The Company has not recognized a provision for income taxes during the three-month periods ended March 31, 2004 and 2003 as it has sufficient net operating loss carryforwards to offset any income taxes payable on its pre-tax income.

As required by Statement of Financial Accounting Standards No. 109, the Company recognizes deferred tax assets on the balance sheet if it is more likely than not that they will be realized. Through the third quarter of 2003, the Company had provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with its future profitability. In the fourth quarter of 2003 the Company reassessed the valuation allowance previously established against deferred tax assets. Factors considered included: the historical results of operations, volatility of the economic and interest rate environment, and projected earnings based on current operations. Based on this evidence, management concluded that it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, the Company released $3,400,000 of the valuation allowance.

The valuation allowance at December 31, 2003 was approximately $9.4 million. Management will continue to evaluate the need for a valuation allowance on deferred tax assets based on the actual results of operations and projected earnings for future periods. As of March 31, 2004, the Company had $3,400,000 in deferred tax assets. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future.

Comprehensive Income

Comprehensive income is the same as net income for the three months ended March 31, 2004 and 2003.

Recent Accounting Pronouncements

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company applied the provisions of FIN 46R in the first quarter of 2004 with no material effect.

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

The Company had one online customer that accounted for approximately 5% and 13% of total revenue for the three month ended March 31, 2004 and 2003, respectively. No revenues were generated outside of the United States.

Summarized segment information as of, and for, the three months ended March 31, 2004 and 2003 is presented below.

	Online Publishing	Print Publishing and Licensing	Other	Total
Three Months Ended March 31, 2004
Revenue	$8,982,405	$1,291,827	$—	$10,274,232
Cost of revenue	1,419,983	1,042,403	—	2,462,385

Gross margin	7,562,422	249,424	—	7,811,847
Sales	1,303,094	—	—	1,303,094
Marketing	1,749,861	—	—	1,749,861
Product development	424,376	181,875	—	606,251
General and administrative	1,447,324	239,253	—	1,686,576
Depreciation and amortization	120,758	51,753	—	172,511
Interest income	—	—	76,842	76,842

Segment profit (loss)	$2,517,010	$(223,457)	$76,842	$2,370,395

Total assets	$6,871,701	$3,052,083	$21,643,265	$31,567,049

	Online Publishing	Print Publishing and Licensing	Other	Total
Three Months Ended March 31, 2003
Revenue	$7,334,193	$1,212,393	$—	$8,546,586
Cost of revenue	1,115,462	913,094	—	2,028,556

Gross margin	6,218,731	299,299	—	6,518,030
Sales	1,151,336	—	—	1,151,336
Marketing	1,197,634	—	—	1,197,634
Product development	369,351	158,293	—	527,644
General and administrative expenses	1,229,094	240,956	—	1,470,050
Depreciation and amortization	133,744	57,319	—	191,063
Interest income	—	—	38,392	38,392

Segment profit (loss)	$2,137,572	$(157,269)	$38,392	$2,018,695

Total assets	$3,902,525	$1,027,218	$12,843,316	$17,773,059

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In July 2000, the Company sold its former wholly owned subsidiary, Professional Direct Agency, Inc. (“Pivot”), for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At March 31, 2004, the outcome of this matter was uncertain. The Company cannot estimate at this time the amount of loss, if any, that could result from an adverse resolution of this litigation.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For information concerning these factors and related matters, see the following sections of our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”): (a) “Risk Factors” in Item 1, “Business,” and (b) “Introduction” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in addition to the other information set forth herein.

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

We compete for advertising dollars with the large portals like AOL and Yahoo! and with some of the print brand franchises like Forbes.com and SmartMoney.com. We also compete for traffic with brands like these. Our traffic has grown from approximately 700,000 unique visitors per month in early 2000 to approximately 5 million unique visitors a month according to comScore Media Metrix.

The key drivers to our business are the number of advertisers on our Web site and the number of consumers visiting our Web site or page views. We added over 100 new advertisers in 2003 and served over 137 million more pages in 2003 than in 2002. The number of advertisers has grown from approximately 200 in 2000 to over 600 in 2004. Page views have grown from 134 million in 2000 to over 400 million in 2003. We served over 117 million page views in the first quarter of 2004 compared to 76 million in the fourth quarter of 2003 and 107 million in the first quarter of 2003.

We have improved our gross margin from 37% in 2000 to 76% in 2004, and have reduced other operating expenses (excluding barter expense) as a percentage of total revenue (excluding barter revenue) from 140% in 2000 to 49% in 2004. Our net income as a percentage of total revenue has grown to 23% in 2004, and we have increased cash and cash equivalents by approximately $12.7 million since December 31, 2000.

Overview of Revenue and Expenses and Critical Accounting Policies, Estimates and Practices

The following is our analysis of the results of operations for the periods covered by our financial statements, including a discussion of the accounting policies and practices (revenue recognition, allowance for doubtful accounts and valuation of deferred tax assets) that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our interim condensed financial statements, including the related notes. See “Results of Operations and Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2003 Form 10-K for additional information concerning the revenue and expense components of our online and print publishing operations.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

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

Online publishing revenue also includes barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. We follow the accounting literature provided by the Emerging Issues Task Force (“EITF”) 99-17, Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on our Web site. Barter expense is recognized when our advertisements are run on the other companies’ Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to our delivering the advertising impressions, a liability is recorded. If we deliver advertising impressions to the other companies’ Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at March 31, 2004 and December 31, 2003. Barter revenue was approximately $938,000, and $750,000, respectively, and represented approximately 9% of total revenue for each period.

Quarterly Online Publishing Revenue

	Q1 03	Q2 03	Q3 03	Q4 03	Q1 04
Graphic ads	$3,769,522	$3,983,043	$3,567,978	$3,115,744	$4,188,189
Hyperlinks	2,814,272	3,488,025	3,710,862	3,755,200	3,856,381
Barter	750,399	726,272	835,119	851,956	937,835

	$7,334,193	$8,197,340	$8,113,959	$7,722,900	$8,982,405

Excluding barter revenue, online publishing revenue of $8,045,000 for the three months ended March 31, 2004 was $1,461,000, or 22%, higher than the $6,584,000 reported for the same period in 2003. This increase was due primarily to a $1,042,000, or 37%, increase in hyperlink sales as we expanded the number of markets our hyperlinks were sold in, introduced new products and benefited from increasing product pricing. Additionally, graphic advertisement sales were up $419,000, or 11%, over the same quarter in 2003.

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

Historically, our first calendar quarter has been our highest in terms of page views, and we have typically experienced a slowdown in traffic during our third and fourth quarters. During 2002 and 2003, certain traffic initiatives and expanded commitments from our distribution partners as well as the activity in mortgage lending caused increases in traffic inconsistent with our historical trends. Based on those historical trends, we could experience a decline in traffic and online publishing revenue during the third and fourth quarters of 2004 in relation to the first quarter of 2004.

		Page Views (Millions)
	2004	2003	2002	2001	2000
Q1	117.2	106.7	58.4	70.5	37.0
Q2	—	121.8	48.0	52.2	34.1
Q3	—	100.3	82.1	47.3	30.5
Q4	—	75.8	79.3	66.5	32.8

Year	—	404.6	267.8	236.5	134.4

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

Quarterly Print Publishing & Licensing Revenue

	Q1 03	Q2 03	Q3 03	Q4 03	Q1 04
Consumer Mortgage Guide	$984,747	$1,143,404	$1,143,442	$1,131,148	$1,085,490
Editorial	227,646	211,348	203,541	207,823	206,337

	$1,212,393	$1,354,752	$1,346,983	$1,338,971	$1,291,827

Print publishing and licensing revenue for the quarter ended March 31, 2004 increased $79,000, or 7%, over the comparable period in 2003 due primarily to a $101,000, or 10%, increase in Consumer Mortgage Guide revenue. This increase was a result of declining interest rates beginning in the fourth quarter of 2001, and continuing through the fourth quarter of 2003 that sustained the refinancing markets, causing more advertisers to publish their rates. Additionally, we had almost twice as many Consumer Mortgage Guide contracts during the quarter ended March 31, 2004 as in the comparable quarter in 2003.

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

Online publishing costs for the three months ended March 31, 2004 were $305,000, or 27%, higher than the comparable period in 2003 due primarily to higher revenue sharing payments ($243,000, or 69%) to our distribution partners due to higher associated revenue and traffic to our site from the distribution partner sites.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing and licensing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Consumer Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs vary proportionately with the related revenues and increased $129,000, or 14%, for the three months ended March 31, 2004 compared to the same period in 2003 due to higher revenue sharing payments due to higher Consumer Mortgage Guide revenue.

Other Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead. Sales costs for the three months ended March 31, 2004 were up $152,000, or 13%, over the comparable period in 2003 due primarily to $167,000 higher human resource costs due to new hires, and recruiting costs related to hiring our Senior Vice President- Chief Revenue Officer. These costs were offset by lower sales commission and market research costs.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include print and Internet advertising and marketing and promotion costs. Marketing costs also include barter expense, which represents the non-cash cost of our advertisements that are run on other companies’ Web sites in our barter transactions. Barter expense was $938,000 and $744,000 for the quarters ended March 31, 2004 and 2003, respectively. Excluding barter expense, marketing expenses for the quarter ended March 31, 2004 of

$812,000 were $359,000 higher than the comparable quarter in 2003. This increase primarily reflects our efforts to improve search engine results with key word (pay per performance) campaigns as traffic acquisition becomes more competitive. We anticipate having to spend at comparable levels in the foreseeable future.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development and other technology costs. Product development costs for the three months ended March 31, 2004 were $79,000, or 15%, higher compared to the same period in 2003 due to expenses associated with the design and development of new products, and higher human resource and training costs.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. General and administrative expenses for the three months ended March 31, 2004 were $217,000, or 15%, higher than the comparable amount reported in the same period in 2003 primarily due to the following: $131,000 higher human resource costs related to merit increases and incentives; $28,000 higher Internet hosting service fees due to increased traffic levels and bandwidth utilization; $25,000 higher bank service and merchant fees related to credit card payments on accounts receivable; $24,000 higher consulting and outside professional service fees; and $40,000 in bad debt expense to increase the allowance for doubtful accounts supporting higher sales levels and receivable balances. These higher costs were offset by a decrease in filing fees of approximately $47,000 related to listing fees paid in the first quarter of 2003.

As a percentage of total revenue excluding barter, general and administrative expenses were 18% for the three months ended March 31, 2004 compared to 19% for the same period in 2003. The overall decline is the result of the further stabilization of core operating and infrastructure expenses and our initiatives to control costs.

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

Depreciation and Amortization

Depreciation and amortization was $19,000, or 10%, lower for the three months ended March 31, 2004 compared to 2003 due to assets purchased in 2000 becoming fully depreciated during the third and fourth quarters of 2003.

Interest Income

Interest income consists of interest income on invested cash and cash equivalents. Net interest income for the three months ended March 31, 2004 was $38,000 higher than the amount reported in the same period in 2003 due to higher cash balances during the first quarter of 2004.

Income Taxes

We have not recognized a provision for income taxes during the three-month periods ended March 31, 2004 and 2003 as we have sufficient net operating loss carryforwards to offset any income taxes payable on our pre-tax income.

As required by Statement of Financial Accounting Standards No. 109, we recognize deferred tax assets on the balance sheet if it is more likely than not that they will be realized. Through the third quarter of 2003, we provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with our future profitability. In the fourth quarter of 2003 we reassessed the valuation allowance previously established against deferred tax assets. Factors considered included: the historical results of operations, volatility of the economic and interest rate environment, and projected earnings based on current operations. Based on this evidence, management concluded that it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, we released $3,400,000 of the valuation allowance.

The valuation allowance at December 31, 2003 was approximately $9.4 million. Management will continue to evaluate the need for a valuation allowance on deferred tax assets based on the actual results of operations and projected earnings for future periods. It is possible that all or part of the valuation allowance will be reversed during 2004 resulting in an income tax credit for the amount reversed. As of March 31, 2004, we had $3,400,000 in deferred tax assets. The realization of deferred tax assets will depend on our ability to continue to generate taxable income in the future.

Liquidity and Capital Resources

Our principal source of liquidity is the cash generated by our operations. As of March 31, 2004, we had working capital of $26,372,000, and our primary commitments were approximately $1,731,000 in operating lease payments over the next five years, as well as capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $3,943,000 through March 31, 2005. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or any off-balance sheet arrangements.

We have generated cash from operations for 12 consecutive quarters and have been profitable for 10 consecutive quarters through March 31, 2004. We believe our existing capital resources will be sufficient to satisfy our cash requirements through at least the next 12 months.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations.

	Payments Due
	(In thousands)
Contractual obligations	Less than one year	One to three years	Three to Five years	More than five years
Long-term debt oblibations	$—	$—	$—	$—
Capital lease obligations (1)	—	—	—	—
Operating lease obligations (1)	—	1,717,000	14,000	—
Purchase obligations (2)	339,000	115,000	—	—
Other long-term obligations	—	—	—	—

(1)	Includes our obligations under existing operating leases.
(2)	Represents base contract amounts for Internet hosting, co-location content distribution and other infrastructure costs.

During the three months ended March 31, 2004, we generated $447,000 of net cash from operating activities. Our net income of $2,370,000 was adjusted for non-cash charges of $213,000, and a net negative change in the components of operating assets and liabilities of $2,136,000. Of this negative change, $1,255,000 resulted from an increase in accounts receivable, and $632,000 resulted from an increase in other assets. Accounts receivable balances were higher at March 31, 2004 supporting higher sales levels. The increase in other assets was due primarily to deposits on capital expenditures. During the three months ended March 31, 2004, net cash of $416,000 was provided by financing activities, primarily the result of stock option exercises.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of March 31, 2004, all of our cash equivalents matured in less than three months.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Elisabeth DeMarse, Chief Executive Officer and President of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Robert J. DeFranco, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Elisabeth DeMarse, Chief Executive Officer and President of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robert J. DeFranco, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

(1)	A Form 8-K was filed on February 4, 2004, reporting under Item 12 that on February 4, 2004, the Company issued a press release announcing its financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Dated: May 10, 2004	By:	/s/ ROBERT J. DEFRANCO
Robert J. DeFranco
Senior Vice President
Chief Financial Officer