Form 10-Q
period 2004-06-30
BANKRATE INC
filed 2004-08-09
CIK 1080866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The number of outstanding shares of the issuer’s common stock as of July 31, 2004 was as follows: 15,439,849 shares of Common Stock, $.01 par value.

Bankrate, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004

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

Bankrate, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2004	December 31, 2003
Assets

Cash and cash equivalents	$24,142,054	$20,874,482
Accounts receivable, net of allowance for doubtful accounts of $300,000 and $230,000 at June 30, 2004 and December 31, 2003, respectively	4,433,463	3,031,882
Deferred tax asset, net	3,400,000	3,400,000
Other current assets	315,175	343,311

Total current assets	32,290,692	27,649,675

Furniture, fixtures and equipment, net	926,086	796,928
Intangible assets, net	244,028	73,201
Other assets	559,810	463,463

Total assets	$34,020,616	$28,983,267

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$1,182,646	$1,227,463
Accrued expenses	2,228,955	2,226,905
Deferred revenue	214,916	181,110
Other current liabilities	142,674	116,551

Total current liabilities	3,769,191	3,752,029

Other liabilities	409,361	306,274

Total liabilities	4,178,552	4,058,303

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share— 100,000,000 shares authorized; 15,319,701 and 15,114,371 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	153,198	151,144
Additional paid in capital	66,525,567	66,091,014
Accumulated deficit	(36,836,701)	(41,317,194)

Total stockholders’ equity	29,842,064	24,924,964

Total liabilities and stockholders’ equity	$34,020,616	$28,983,267

See accompanying notes to condensed financial statements.

Bankrate, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Online publishing	$8,694,550	$8,197,339	$17,676,955	$15,531,532
Print publishing and licensing	1,416,780	1,354,752	2,708,607	2,567,145

Total revenue	10,111,330	9,552,091	20,385,562	18,098,677

Cost of revenue:
Online publishing	1,423,922	1,142,296	2,843,905	2,257,758
Print publishing and licensing	1,177,131	1,057,167	2,124,222	1,970,261

Total cost of revenue	2,601,053	2,199,463	4,968,127	4,228,019

Gross margin	7,510,277	7,352,628	15,417,435	13,870,658

Operating expenses:
Sales	1,071,036	1,338,105	2,374,130	2,489,441
Marketing	1,805,215	1,372,091	3,555,076	2,569,725
Product development	617,561	562,623	1,319,124	1,090,267
General and administrative	1,529,831	1,458,646	3,216,407	2,928,696
Severance charge	260,000	—	260,000	—
Depreciation and amortization	193,311	162,817	365,822	353,880

	5,476,954	4,894,282	11,090,559	9,432,009

Income from operations	2,033,323	2,458,346	4,326,876	4,438,649

Interest income	76,775	62,880	153,617	101,272

Income before income taxes	2,110,098	2,521,226	4,480,493	4,539,921
Income taxes	—	—	—	—

Net income	$2,110,098	$2,521,226	$4,480,493	$4,539,921

Basic and diluted net income per share:
Basic	$0.14	$0.17	$0.29	$0.32

Diluted	$0.13	$0.16	$0.28	$0.30

Weighted average common shares outstanding:
Basic	15,310,318	14,472,485	15,254,496	14,318,221
Diluted	16,084,565	15,478,477	16,098,573	15,277,304

See accompanying notes to condensed financial statements.

Bankrate, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$4,480,493	$4,539,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	365,822	353,880
Bad debt expense	120,000	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,521,581)	(793,994)
(Increase) decrease in other assets	(346,483)	18,932
Increase (decrease) in accounts payable	(44,817)	280,724
Increase in accrued expenses	2,050	39,625
Increase in other liabilities	163,016	109,798

Net cash provided by operating activities	3,218,500	4,548,886

Cash flows from investing activities:
Purchases of equipment	(387,535)	(334,962)

Net cash used in investing activities	(387,535)	(334,962)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(1,254)
Proceeds from exercise of stock options	436,607	1,745,964

Net cash provided by financing activities	436,607	1,744,710

Net increase in cash and cash equivalents	3,267,572	5,958,634
Cash and equivalents, beginning of period	20,874,482	11,000,561

Cash and equivalents, end of period	$24,142,054	$16,959,195

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$70,600	$—

See accompanying notes to condensed financial statements.

BANKRATE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2004

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

Basis of Presentation

The unaudited interim condensed financial statements for the three and six months ended June 30, 2004 and 2003 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2004, and the results of its operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003. The results for the three and six months ended June 30, 2004 are unaudited and are not necessarily indicative of the expected results for the full year or any future period.

The unaudited condensed financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2003 Form 10-K.

Barter Revenue

Online publishing revenue includes barter revenue, which represents the exchange by the Company of advertising space on the Company’s Web site for reciprocal advertising space on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. Barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company’s Web site. Barter expense is recognized when the Company’s advertisements are run on the other companies’ Web sites, which is typically in the same period in which barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering its advertising impressions, a liability is recorded. If the Company delivers its advertising impressions to the customer’s Web site prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at June 30, 2004 and December 31, 2003. Barter revenue was approximately $820,000, and $726,000, and represented approximately 8% of total revenue for the three months ended June 30, 2004 and 2003, respectively, and was approximately $1,758,000 and $1,477,000, and represented 9% and 8% of total revenue, respectively, for the six months ended June 30, 2004 and 2003.

Basic and Diluted Net Income Per Share

The Company computes basic net income per share by dividing net income for the period by the weighted average number of shares outstanding for the period. Diluted net income per share includes the effect of common stock equivalents calculated under the treasury stock method, consisting of outstanding stock options, to the extent the effect is not anti-dilutive.

The weighted average number of common shares outstanding used in computing diluted net income per share for the three and six months ended June 30, 2004 and 2003 includes the shares resulting from the dilutive effect of outstanding stock options. For the three and six months ended June 30, 2004, 416,775 and 125,000 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three and six months ended June 30, 2003, 81,100 and 81,800 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

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

Pro Forma Disclosures Under SFAS No. 148

The following table provides the fair value of the options granted during the six-month periods ended June 30, 2004 and 2003 using the Black-Scholes pricing model together with a description of the assumptions used to calculate the fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average fair value	$6.73	$2.95	$8.01	$2.95
Expected volatility	100%	100%	100%	100%
Weighted average risk free rate	3.88%	3%	3.54%	3%
Expected lives	5 years	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%	0%

The Company applies APB Opinion No. 25 in accounting for its stock-based compensation. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net income and net income per share would have been reported at the pro forma amounts indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income:
As reported	$2,110,098	$2,521,226	$4,480,493	$4,539,921
Less total stock-based employee compensation determined under fair value-based method for all awards, net of related tax effect	(327,089)	(63,872)	(565,827)	(180,856)

Pro forma	1,783,009	2,457,354	3,914,666	4,359,065
Basic net income per common share as reported:
Basic	$0.14	$0.17	$0.29	$0.32
Diluted	0.13	0.16	0.28	0.30
Basic net income per common share pro forma:
Basic	0.12	0.17	0.26	0.30
Diluted	0.11	0.16	0.24	0.29
Weighted average common shares outstanding:
Basic	15,310,318	14,472,485	15,254,496	14,318,221

Diluted	16,084,565	15,478,477	16,098,573	15,277,304

Stockholders’ Equity

The activity in stockholder’s equity for the six months ended June 30, 2004 is shown below.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2003	15,114,371	$151,144	$66,091,014	$(41,317,194)	$24,924,964
Stock options exercised	191,771	1,918	414,383	—	$416,301
Net income for the period	—	—	—	2,370,395	2,370,395

Balances, March 31, 2004	15,306,142	153,062	66,505,397	(38,946,799)	27,711,660
Stock options exercised	13,559	136	20,170	—	20,306
Net income for the period	—	—	—	2,110,098	2,110,098

Balances, June 30, 2004	15,319,701	$153,198	$66,525,567	$(36,836,701)	$29,842,064

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

No provision for income taxes has been recognized during the periods ended June 30, 2004 and 2003 as the Company has sufficient net operating loss carryforwards to offset any income taxes payable on its pre-tax income.

Deferred tax assets are recognized on the balance sheet if it is more likely than not that they will be realized. A full valuation allowance had been provided against accumulated deferred tax assets, reflecting the uncertainty associated with the Company’s future profitability. In the fourth quarter of 2003, the Company reassessed the valuation allowance previously established against deferred tax assets. Factors considered included: the Company’s historical results of operations, the volatility of the economic and interest rate environment, and projected earnings based on current operations. Based on this evidence, the Company concluded that it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, the Company released $3,400,000 of the valuation allowance. The Company will continue to evaluate the need for a valuation allowance on deferred tax assets based on the actual results of operations and projected earnings for future periods. The realization of deferred tax assets will depend on the Company’s ability to generate taxable income in the future.

Comprehensive Income

Comprehensive income is the same as net income for the three and six months ended June 30, 2004 and 2003.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”). Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify a financial instrument that is within the scope of Statement 150 as a liability. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, is otherwise effective for the Company beginning September 1, 2003, and did not have a material impact on the Company’s financial statements.

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company applied the portion of FIN 46R that is applicable to special purpose entities effective December 31, 2003, with no material effect, and will apply the remainder of FIN 46R to its second quarter 2004 financial statements with no material effect anticipated.

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

No single customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2004. The Company had one online customer that accounted for approximately 12% of total revenue for the three and six months ended June 30, 2003. No revenues were generated outside of the United States.

Summarized segment information as of, and for, the three and six months ended June 30, 2004 and 2003 is presented below.

	Online Publishing	Print Publishing and Licensing	Other	Total
Three Months Ended June 30, 2004
Revenue	$8,694,550	$1,416,780	$—	$10,111,330
Cost of revenue	1,423,922	1,177,131	—	2,601,053

Gross margin	7,270,628	239,649	—	7,510,277
Sales	1,071,036	—	—	1,071,036
Marketing	1,805,215	—	—	1,805,215
Product development	432,293	185,268	—	617,561
General and administrative expenses	1,312,858	216,973	—	1,529,831
Severance charge	—	—	260,000	260,000
Depreciation and amortization	135,318	57,993	—	193,311
Interest income	—	—	76,775	76,775

Segment profit (loss)	$2,513,908	$(220,585)	$(183,225)	$2,110,098

Total assets	$7,998,057	$1,880,505	$24,142,054	$34,020,616

	Online Publishing	Print Publishing and Licensing	Other	Total
Three Months Ended June 30, 2003
Revenue	$8,197,339	$1,354,752	$—	$9,552,091
Cost of revenue	1,142,296	1,057,167	—	2,199,463

Gross margin	7,055,043	297,585	—	7,352,628
Sales	1,338,105	—	—	1,338,105
Marketing	1,372,091	—	—	1,372,091
Product development	393,836	168,787	—	562,623
General and administrative expenses	1,251,769	206,877	—	1,458,646
Depreciation and amortization	113,972	48,845	—	162,817
Interest income (expense), net	—	—	62,880	62,880

Segment profit (loss)	$2,585,270	$(126,924)	$62,880	$2,521,226

Total assets	$4,202,276	$727,030	$16,959,195	$21,888,501

	Online Publishing	Print Publishing and Licensing	Other	Total
Six Months Ended June 30, 2004
Revenue	$17,676,955	$2,708,607	$—	$20,385,562
Cost of revenue	2,843,905	2,124,222	—	4,968,127

Gross margin	14,833,050	584,385	—	15,417,435
Sales	2,374,130	—	—	2,374,130
Marketing	3,555,076	—	—	3,555,076
Product development	923,387	395,737	—	1,319,124
General and administrative expenses	2,760,187	456,220	—	3,216,407
Severance charge	—	—	260,000	260,000
Depreciation and amortization	256,075	109,747	—	365,822
Interest income	—	—	153,617	153,617

Segment profit (loss)	$4,964,195	$(377,319)	$(106,383)	$4,480,493

Total assets	$7,998,057	$1,880,505	$24,142,054	$34,020,616

	Online Publishing	Print Publishing and Licensing	Other	Total
Six Months Ended June 30, 2003
Revenue	$15,531,532	$2,567,145	$—	$18,098,677
Cost of revenue	2,257,758	1,970,261	—	4,228,019

Gross margin	13,273,774	596,884	—	13,870,658
Sales	2,489,441	—	—	2,489,441
Marketing	2,569,725	—	—	2,569,725
Product development	763,187	327,080	—	1,090,267
General and administrative expenses	2,513,285	415,411	—	2,928,696
Depreciation and amortization	247,716	106,164	—	353,880
Interest income (expense), net	—	—	101,272	101,272

Segment profit (loss)	$4,690,420	$(251,771)	$101,272	$4,539,921

Total assets	$4,202,276	$727,030	$16,959,195	$21,888,501

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In July 2000, the Company sold its former wholly owned subsidiary, Professional Direct Agency, Inc. (“Pivot”), for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. At June 30, 2004, the outcome of this matter was uncertain. The Company cannot estimate at this time the amount of loss, if any, that could result from an adverse resolution of this litigation.

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

We operate a traditional media business on the Internet. We are a central marketplace for financial institutions to acquire customers. We have a high quality, poised-to-transact audience that has been educated by us and is ready to do business with our advertisers. We are the number one site for financial information and advice according to comScore Media Metrix. We sell graphic advertisements and hyperlinks on our Web site, we publish rates and sell advertisements in metropolitan newspapers, and we license our rates and editorial content.

Our potential market is enormous and is still in the early growth stages of consumer awareness of the Internet as a personal finance tool. Financial institutions are still in the early stages of adopting the Internet for advertising products and customer acquisition. Their online advertising spending is still a very small percentage of their overall advertising budgets.

We compete for advertising dollars with the large portals like AOL and Yahoo! and with some of the print brand franchises like Forbes.com and SmartMoney.com. We also compete for traffic with brands like these. Our traffic has grown from approximately 700,000 unique visitors per month in early 2000 to approximately 4.4 million unique visitors a month according to comScore Media Metrix.

The key drivers to our business are the number of advertisers on our Web site and the number of consumers visiting our Web site or page views. We added over 100 new advertisers in 2003 and served over 137 million more pages in 2003 than in 2002. The number of advertisers grew from approximately 200 in 2000 to over 600 in 2004. Page views grew from 134 million in 2000 to over 400 million in 2003.

We served 210 million pages during the first six months of 2004 compared to 228 million in the first six months of 2003. During the quarter ended June 30, 2004, we served 93 million page views compared to 122 million in the same period in 2003. These declines are attributable to unusually high traffic in the second quarter of 2003 due to consumer demand for re-finance and other mortgage-related product information.

We have improved our gross margin from 40% in 2000 to 76% in 2004, and have reduced other operating expenses (excluding barter expense) as a percentage of total revenue (excluding barter revenue) from 140% in 2000 to 50% in 2004. Our net income (excluding one-time severance charges of $260,000) as a percentage of total revenue has grown to 23% in 2004 and we have increased cash and cash equivalents by approximately $15.3 million since December 31, 2000.

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

Results of Operations

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

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

Online publishing revenue also includes barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. We follow the accounting literature provided by the Emerging Issues Task Force (“EITF”) 99-17, Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on our Web site. Barter expense is recognized when our advertisements are run on the other companies’ Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to our delivering the advertising impressions, a liability is recorded. If we deliver advertising impressions to the other companies’ Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at June 30, 2004 and December 31, 2003. Barter revenue was approximately $820,000, and $726,000, and represented approximately 8% of total revenue for the three months ended June 30, 2004 and 2003, respectively, and was approximately $1,758,000 and $1,477,000, and represented 9% and 8% of total revenue, respectively, for the six months ended June 30, 2004 and 2003.

Quarterly Online Publishing Revenue

	Q1 03	Q2 03	Q3 03	Q4 03	Q1 04	Q2 04
Graphic ads	$3,769,522	$3,983,042	$3,567,978	$3,115,744	$4,188,189	$3,923,813
Hyperlinks	2,814,272	3,488,025	3,710,862	3,755,200	3,856,381	3,950,737
Barter	750,399	726,272	835,119	851,956	937,835	820,000

	$7,334,193	$8,197,339	$8,113,959	$7,722,900	$8,982,405	$8,694,550

Excluding barter revenue, online publishing revenue of $7,875,000 for the three months ended June 30, 2004 was $403,000, or 5%, higher than the $7,471,000 reported for the same period in 2003. This increase was due primarily to a $463,000, or 13%, increase in hyperlink sales as we expanded the number of markets our hyperlinks were sold in, introduced new products and benefited from increased product pricing. Graphic ad revenue of $3,924,000 for the quarter was down $59,000, or 1%, from the same quarter a year ago due to a 29.2 million, or 24%, decline in page views off set by higher CPM’s.

Excluding barter revenue, online publishing revenue of $15,919,000 for the six months ended June 30, 2004 was $1,864,000, or 13%, higher than the same period in 2003. This increase was due to a $1,505,000, or 24%, increase in hyperlink sales as we expanded the number of markets our hyperlinks were sold in, introduced new products and benefited from increased product pricing. Graphic ad revenue of $8,112,000 for the six months ended June 30, 2004 was up $359,000, or 5%, over the same period in 2003 due to higher CPM’s.

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

Historically, our first calendar quarter has been our highest in terms of page views, and we have typically experienced a slowdown in traffic during our third and fourth quarters. During 2002 and 2003, certain traffic initiatives and expanded commitments from our distribution partners as well as the activity in mortgage lending caused increases in traffic inconsistent with our historical trends. Based on those historical trends, we could experience a decline in traffic and online publishing revenue during the third and fourth quarters of 2004 in relation to the first and second quarters of 2004.

Page Views

(Millions)

	2004	2003	2002	2001	2000
Q1	117.2	106.7	58.4	70.5	37.0
Q2	92.6	121.8	48.0	52.2	34.1
Q3	—	100.3	82.1	47.3	30.5
Q4	—	75.8	79.3	66.5	32.8

Year	—	404.6	267.8	236.5	134.4

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

Quarterly Print Publishing & Licensing Revenue

	Q1 03	Q2 03	Q3 03	Q4 03	Q1 04	Q2 04
Consumer Mortgage Guide	$984,747	$1,143,404	$1,143,442	$1,131,148	$1,085,490	$1,224,200
Editorial	227,646	211,348	203,541	207,823	206,337	192,580

	$1,212,393	$1,354,752	$1,346,983	$1,338,971	$1,291,827	$1,416,780

Print publishing and licensing revenue for the quarter ended June 30, 2004 increased $62,000, or 5%, over the comparable period in 2003 due primarily to a $81,000, or 7%, increase in Consumer Mortgage Guide revenue. This increase was a result of higher advertising rates and 11 more Consumer Mortgage Guide contracts during the quarter ended June 30, 2004 than in the comparable quarter in 2003. Editorial sales were down $19,000, or 9%, in the three months ended June 30, 2004 due to newspaper efforts to cut costs and reduce their editorial content advertising spending.

Print publishing and licensing revenue for the six months ended June 30, 2004 was up $141,000, or 6%, over the same period in 2003 due to a $182,000, or 9%, increase in Consumer Mortgage Guide revenue. This increase was a result of higher advertising rates and more Consumer Mortgage Guide contracts during the period ended June 30, 2004 than in the comparable period in 2003. Editorial sales were down $40,000, or 9%, in the first half of 2004 due to newspaper efforts to cut costs and reduce their editorial content advertising spending.

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

Online publishing costs for the three months ended June 30, 2004 were $282,000, or 25%, higher than the comparable period in 2003 due primarily to higher revenue sharing payments ($243,000, or 75%) to our distribution partners due to higher associated revenue. For the first half of 2004, online publishing costs were $586,000, or 26%, higher than the first half of 2003 due to higher revenue sharing payments ($485,000, or 72%) to our distribution partners due to higher associated revenue.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing and licensing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Consumer Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs vary proportionately with the related revenues and increased $120,000, or 11%, for the three months ended June 30, 2004 compared to the same period in 2003 due to higher Consumer Mortgage Guide revenue sharing payments due to higher associated revenue. Print publishing and licensing costs were $154,000, or 8%, higher in the first half of 2004 compared to 2003 due primarily to higher Consumer Mortgage Guide revenue sharing payments ($136,000, or 8%) resulting from 9% higher revenue in 2004.

Other Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead. Sales costs for the three months ended June 30, 2004 were down $267,000, or 20%, from the comparable period in 2003 due primarily to a $350,000, or 50%, reduction in sales commissions. We implemented a new commission plan in the second quarter and actual results fell short of target goals. This reduction was offset by a $48,000 increase in market research and promotion costs. For the first six months of 2004, sales expenses were $115,000, or 5%, lower than the first half of 2003 due to a $364,000, or 31%, decline in commission expense, offset by higher human resource costs related to new hires, and recruiting costs related to hiring our new Chief Revenue Officer in the first quarter.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include print and Internet advertising and marketing and promotion costs. Marketing costs also include barter expense, which represents the non-cash cost of our advertisements that are run on other companies’ Web sites in our barter transactions. Barter expense was $820,000 and $732,000 for the quarters ended June 30, 2004 and 2003, respectively. Excluding barter expense, marketing expenses for the quarter ended June 30, 2004 of $985,000 were $345,000 higher than the comparable quarter in 2003. This increase primarily reflects our efforts to improve search engine results with key word (pay per performance) campaigns as traffic acquisition becomes more competitive. Additionally, approximately $100,000 more was spent in the 2004 second quarter for distribution partner promotions. For the first half of 2004, marketing expenses excluding barter of $1,797,000 were $704,000, or 64%, higher than the first half of 2003 due to the key word search campaigns and the additional $100,000 partner promotion. We anticipate having to spend at comparable levels for key word campaigns in the foreseeable future.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development and other technology costs. Product development costs for the three and six months ended June 30, 2004 were $55,000, or 10%, and $229,000, or 21%, respectively, higher compared to the same periods in 2003 due to expenses associated with the design and development of new products, and higher human resource and training costs.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. General and administrative expenses for the three months ended June 30, 2004 were $71,000, or 5%, higher than the comparable amount reported in the same period in 2003 primarily due to the following: $40,000 higher human resource costs and recruiting fees related to merit increases and new hire searches; $33,000 higher Internet hosting service fees due to increased traffic levels and bandwidth utilization; and $32,000 higher consulting and outside professional service fees; and $80,000 in bad debt expense to increase the allowance for doubtful accounts supporting higher sales levels and receivable balances. These higher costs were offset by a decrease in incentive plan accruals based on mid-year forecasts and measurements to plan.

For the first half of 2004, general and administrative expenses were $288,000, or 10%, higher than the first half of 2003 due to the following: $116,000 higher human resource costs and recruiting fees related to merit increases and new hire searches; $78,000 higher Internet hosting service fees due to increased bandwidth utilization; and $60,000 higher consulting and outside professional service fees; and $120,000 in bad debt expense to increase the allowance for doubtful accounts supporting higher sales levels and receivable balances; and $38,000 higher bank service charges and merchant fees related to credit card payments on accounts receivable. These higher costs were offset by a decrease in incentive plan accruals based on mid-year forecasts and measurements to plan, and various other operating costs.

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

Depreciation and Amortization

Depreciation and amortization was $30,000, or 19%, higher for the three months ended June 30, 2004 compared to 2003 due to assets placed in service in the second quarter. For the first half of 2004, depreciation and amortization was $12,000 higher than the first half of 2003 due to assets purchased in the first half of the year, offset by the first quarter impact of assets becoming fully depreciated during the third and fourth quarters of 2003.

Interest Income

Interest income is generated from invested cash and cash equivalents. Interest income for the three and six months ended June 30, 2004 was higher than the amounts reported in the same periods in 2003 due to higher cash balances during 2004.

Income Taxes

We have not recognized a provision for income taxes during the six-month periods ended June 30, 2004 and 2003 as we have sufficient net operating loss carryforwards to offset any income taxes payable on our pre-tax income.

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

The valuation allowance at December 31, 2003 was approximately $9.4 million. We will continue to evaluate the need for a valuation allowance on deferred tax assets based on the actual results of operations and projected earnings for future periods. It is possible that all or part of the valuation allowance will be reversed during 2004 resulting in an income tax credit for the amount reversed. As of June 30, 2004, we had $3,400,000 in deferred tax assets. The realization of deferred tax assets will depend on our ability to continue to generate taxable income in the future.

Liquidity and Capital Resources

Our principal source of liquidity is the cash generated by our operations. As of June 30, 2004, we had working capital of $28,522,000, and our primary commitments were approximately $1,564,000 in operating lease payments over the next five years, as well as capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $4,125,000 through June 30, 2005. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or any off-balance sheet arrangements.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations.

	Payments Due (In thousands)
Contractual obligations	Less than one year	One to three years	Three to five years	More than five years
Long-term debt oblibations	$—	$—	$—	$—
Capital lease obligations (1)	—	—	—	—
Operating lease obligations (1)	—	1,293,654	270,050	—
Purchase obligations (2)	427,055	166,075	—	—
Other long-term obligations	—	—	—	—

(1)	Includes our obligations under existing operating leases.
(2)	Represents base contract amounts for Internet hosting, co-location content distribution and other infrastructure costs.

During the three months ended June 30, 2004, we generated $3,219,000 of net cash from operating activities. Our net income of $4,480,000 was adjusted for depreciation and amortization of $366,000, bad debt expense of $80,000, and a net negative change in the components of operating assets and liabilities of $1,708,000. Of this negative change, $1,482,000 resulted from an increase in accounts receivable, and $346,000 resulted from an increase in other assets. Accounts receivable balances were higher at June 30, 2004 supporting higher sales levels. The increase in other assets was due primarily to prepaid expenses related to software licenses and maintenance agreements. During the six months ended June 30, 2004, net cash of $388,000 was used to purchase equipment and other fixed assets, and $437,000 was provided by financing activities, primarily the result of stock option exercises.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of June 30, 2004, all of our cash equivalents matured in less than three months.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on June 10, 2004. At the meeting, the shareholders elected Thomas R. Evans (12,977,672 affirmative votes and 840,480 votes withheld) and Elisabeth H. DeMarse (11,633.421 affirmative votes and 2,184,731 votes withheld) to the Company’s Board of Directors. The shareholders also ratified the selection of KPMG LLP to serve as the Company’s independent public accountants for the fiscal year ending December 31, 2004 (13,699,804 affirmative votes, 115,543 votes against, and 2,805 votes abstaining).

Item 5. OTHER INFORMATION

On June 21, 2004, the Company announced the appointment of Thomas R. Evans as President and Chief Executive Officer succeeding Elisabeth DeMarse who left the Company.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Executive Employment Agreement effective June 21, 2004, between Thomas R. Evans and the Company.

31.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Robert J. DeFranco, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robert J. DeFranco, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

(1)	A Form 8-K was filed on May 5, 2004, reporting under Item 12 that on May 4, 2004, the Company issued a press release announcing its financial results for the first quarter ended March 31, 2004.

(2)	A Form 8-K was filed on June 22, 2004, reporting under Item 5 that on June 21, 2004, the Company issued a press release announcing the appointment of Thomas R. Evans as President and Chief Executive Officer, succeeding Elisabeth DeMarse who left the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Dated: August 9, 2004	By:	/s/ ROBERT J. DEFRANCO
Robert J. DeFranco
Senior Vice President
Chief Financial Officer