Form 10-Q
period 2004-09-30
BANKRATE INC
filed 2004-11-08
CIK 1080866

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ______

Commission File No. 0-25681

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization) 11811 U.S. Highway One, Suite 101 North Palm Beach, Florida (Address of principal executive offices)	65-0423422 (I.R.S. Employer Identification No.) 33408 (Zip Code)

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

The number of outstanding shares of the issuer's common stock as of October 31, 2004 was as follows: 15,672,843 shares of Common Stock, $.01 par value.

Bankrate, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004
Index

PART I. FINANCIAL INFORMATION PAGE NO.

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

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
Bankrate, Inc.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2004	2003
Assets

Cash and cash equivalents	$26,906,083	$20,874,482
Accounts receivable, net of allowance for doubtful accounts of $300,000 and $230,000 at September 30, 2004 and December 31, 2003, respectively	3,936,730	3,031,882
Deferred tax asset, net	3,400,000	3,400,000
Other current assets	289,528	343,311
Total current assets	34,532,341	27,649,675

Furniture, fixtures and equipment, net	1,141,514	796,928
Intangible assets, net	220,963	73,201
Other assets	564,744	463,463

Total assets	$36,459,562	$28,983,267

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$1,238,785	$1,227,463
Accrued expenses	2,231,098	2,226,905
Deferred revenue	238,300	181,110
Other current liabilities	82,216	116,551
Total current liabilities	3,790,399	3,752,029

Other liabilities	420,537	306,274

Total liabilities	4,210,936	4,058,303

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized and undesignated	-	-
Common stock, par value $.01 per share-- 100,000,000 shares authorized; 15,672,635 and 15,114,371 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	156,727	151,144
Additional paid in capital	66,875,782	66,091,014
Accumulated deficit	(34,783,883)	(41,317,194)
Total stockholders' equity	32,248,626	24,924,964

Total liabilities and stockholders' equity	$36,459,562	$28,983,267

See accompanying notes to condensed financial statements.

Bankrate, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2004	2003	2004	2003
Online publishing	$8,158,241	$8,113,959	$25,835,196	$23,645,492
Print publishing and licensing	1,310,911	1,346,983	4,019,518	3,914,128
Total revenue	9,469,152	9,460,942	29,854,714	27,559,620
Cost of revenue:
Online publishing	1,337,122	1,047,608	4,181,027	3,305,365
Print publishing and licensing	1,089,374	1,032,213	3,118,284	3,002,474
Total cost of revenue	2,426,496	2,079,821	7,299,311	6,307,839

Gross margin	7,042,656	7,381,121	22,555,403	21,251,781

Operating expenses:
Sales	915,102	1,340,958	3,289,232	3,830,400
Marketing	1,357,660	1,437,215	4,912,736	4,006,940
Product development	600,278	620,537	2,014,714	1,710,805
General and administrative	1,678,424	1,438,252	4,894,831	4,366,948
Legal settlement	390,000	-	390,000	-
Severance charge	-	-	260,000	-
Depreciation and amortization	186,676	161,605	552,498	515,485
	5,128,140	4,998,567	16,314,011	14,430,578
Income from operations	1,914,516	2,382,554	6,241,392	6,821,203

Other income	138,302	65,327	291,919	166,599
Income before income taxes	2,052,818	2,447,881	6,533,311	6,987,802
Income taxes	-	-	-	-
Net income	$2,052,818	$2,447,881	$6,533,311	$6,987,802

Basic and diluted net income per share:
Basic	$0.13	$0.16	$0.42	$0.48
Diluted	$0.13	$0.16	$0.41	$0.46
Weighted average common shares outstanding:
Basic	15,506,719	14,941,600	15,395,372	14,528,371
Diluted	15,869,708	15,787,803	15,908,487	15,331,077

See accompanying notes to condensed financial statements.

Bankrate, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$6,533,311	$6,987,802
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	552,498	515,485
Bad debt expense	395,258	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,300,106)	(509,470)
Increase in other assets	(325,768)	(171,815)
Increase in accounts payable	11,322	552,730
Increase (decrease) in accrued expenses	4,193	(615,001)
Increase in other liabilities	137,118	118,711
Net cash provided by operating activities	6,007,826	6,878,442
Cash flows from investing activities:
Purchases of equipment	(766,576)	(401,103)
Net cash used in investing activities	(766,576)	(401,103)
Cash flows from financing activities:
Principal payments on capital lease obligations	-	(1,254)
Proceeds from exercise of stock options	790,351	2,125,775
Net cash provided by financing activities	790,351	2,124,521
Net increase in cash and cash equivalents	6,031,601	8,601,860
Cash and equivalents, beginning of period	20,874,482	11,000,561
Cash and equivalents, end of period	$26,906,083	$19,602,421

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$70,600	$-

See accompanying notes to condensed financial statements.

BANKRATE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

The Company

Bankrate, Inc. (the "Company") owns and operates an Internet-based consumer banking marketplace. The Company’s flagship Web site, Bankrate.com, is the Web’s leading aggregator of information on more than 310 financial products, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company is organized under the laws of the state of Florida.

Basis of Presentation

The unaudited interim condensed financial statements for the three and nine months ended September 30, 2004 and 2003 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2004, and the results of its operations for the three and nine months ended September 30, 2004 and 2003, and its cash flows for the nine months ended September 30, 2004 and 2003. The results for the three and nine months ended September 30, 2004 are unaudited and are not necessarily indicative of the expected results for the full year or any future period.

The unaudited condensed financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2003 Form 10-K.

Barter Revenue

Online publishing revenue includes barter revenue, which represents the exchange by the Company of advertising space on the Company’s Web site for reciprocal advertising space on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. Barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company’s Web site. Barter expense is recognized when the Company’s advertisements are run on the other companies’ Web sites, which is typically in the same period in which barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering its advertising impressions, a liability is recorded. If the Company delivers its advertising impressions to the customer’s Web site prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at September 30, 2004 and December 31, 2003. Barter revenue was approximately $637,000, and $835,000, and represented approximately 7% and 9% of total revenue for the three months ended September 30, 2004 and 2003, respectively, and was approximately $2,395,000 and $2,312,000, and represented 8% of total revenue, respectively, for the nine months ended September 30, 2004 and 2003.

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

The weighted average number of common shares outstanding used in computing diluted net income per share for the three and nine months ended September 30, 2004 and 2003 includes the shares resulting from the dilutive effect of outstanding stock options. For the three and nine months ended September 30, 2004, 416,775 shares attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three and nine months ended September 30, 2003, 80,775 attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

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

Pro Forma Disclosures Under SFAS No. 148

The following table provides the fair value of the options granted during the nine-month periods ended September 30, 2004 and 2003 using the Black-Scholes pricing model together with a description of the assumptions used to calculate the fair value. Options for 150,000 shares were granted during the three-month period ended September 30, 2004 and no options were granted during the same period in 2003. Options for 1,163,000 shares and 25,000 shares, respectively, were issued during the nine-month periods ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average fair value	$6.17	-	$7.72	$2.95
Expected volatility	100%	-	100%	100%
Weighted average risk free rate	3.9%	-	3.7%	3%
Expected lives	5 years	-	5 years	5 years
Expected dividend yield	0%	-	0%	0%

 The Company applies APB Opinion No. 25 in accounting for its stock-based compensation. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net income and net income per share would have been reported at the pro forma amounts indicated below.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income:
As reported	$2,052,818	$2,447,881	$6,533,311	$6,987,802
Less total stock-based employee compensation
determined under fair value-based method for all
awards, net of related tax effect	(749,379)	(47,044)	(1,315,206)	(227,900)
Pro forma	$1,303,439	$2,400,837	$5,218,105	$6,759,902
Basic net income per common share as reported:
Basic	$0.13	$0.16	$0.42	$0.48
Diluted	0.13	0.16	0.41	0.46
Basic net income per common share pro forma:
Basic	0.08	0.16	0.34	0.47
Diluted	0.08	0.15	0.33	0.44
Weighted average common shares outstanding:
Basic	15,506,719	14,941,600	15,395,372	14,528,371
Diluted	15,869,708	15,787,803	15,908,487	15,331,077

Stockholders’ Equity

The activity in stockholder’s equity for the nine months ended September 30, 2004 is shown below.

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2003	15,114,371	$151,144	$66,091,014	$(41,317,194)	$24,924,964

Stock options exercised	191,771	1,918	414,383	-	416,301

Net income for the period	-	-	-	2,370,395	2,370,395

Balances, March 31, 2004	15,306,142	153,062	66,505,397	(38,946,799)	27,711,660

Stock options exercised	13,559	136	20,170	-	20,306

Net income for the period	-	-	-	2,110,098	2,110,098

Balances, June 30, 2004	15,319,701	153,198	66,525,567	(36,836,701)	29,842,064

Stock options exercised	352,934	3,529	350,215	-	353,744

Net income for the period	-	-	-	2,052,818	2,052,818

Balances, September 30, 2004	15,672,635	$156,727	$66,875,782	$(34,783,883)	$32,248,626

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

Comprehensive Income

Comprehensive income is the same as net income for the three and nine months ended September 30, 2004 and 2003.

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

In December 2003, the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51", ("FIN 46R"). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company applied the portion of FIN 46R that is applicable to special purpose entities effective December 31, 2003, with no material effect, applied the remainder of FIN 46R to its first quarter 2004 financial statements, also with no material effect.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - SEGMENT INFORMATION

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

No single customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 2004. The Company had one online customer that accounted for approximately 8% and 11% of total revenue for the three and nine months ended September 30, 2003, respectively. No revenues were generated outside of the United States.

Summarized segment information as of, and for, the three and nine months ended September 30, 2004 and 2003 is presented below.

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Three Months Ended September 30, 2004
Revenue	$8,158,241	$1,310,911	$-	$9,469,152
Cost of revenue	1,337,122	1,089,374	-	2,426,496
Gross margin	6,821,119	221,537	-	7,042,656
Sales	915,102	-	-	915,102
Marketing	1,357,660	-	-	1,357,660
Product development	420,195	180,083	-	600,278
General and administrative expenses	1,446,063	232,361	-	1,678,424
Legal settlement	-	-	390,000	390,000
Depreciation and amortization	130,673	56,003	-	186,676
Other income	-	-	138,302	138,302
Segment profit (loss)	$2,551,426	$(246,910)	$(251,698)	$2,052,818
Total assets	$7,626,655	$1,926,824	$26,906,083	$36,459,562

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Three Months Ended September 30, 2003
Revenue	$8,113,959	$1,346,983	$-	$9,460,942
Cost of revenue	1,047,608	1,032,213	-	2,079,821
Gross margin	7,066,351	314,770	-	7,381,121
Sales	1,340,958	-	-	1,340,958
Marketing	1,437,215	-	-	1,437,215
Product development	434,376	186,161	-	620,537
General and administrative expenses	1,233,484	204,768	-	1,438,252
Depreciation and amortization	113,124	48,481	-	161,605
Interest income (expense), net	-	-	65,327	65,327
Segment profit (loss)	$2,507,194	$(124,640)	$65,327	$2,447,881
Total assets	$3,911,740	$828,323	$19,602,421	$24,342,484

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Nine Months Ended September 30, 2004
Revenue	$25,835,196	$4,019,518	$-	$29,854,714
Cost of revenue	4,181,027	3,118,284	-	7,299,311
Gross margin	21,654,169	901,234	-	22,555,403
Sales	3,289,232	-	-	3,289,232
Marketing	4,912,736	-	-	4,912,736
Product development	1,410,300	604,414	-	2,014,714
General and administrative expenses	4,199,647	695,184	-	4,894,831
Legal settlement	-	-	390,000	390,000
Severance charge	-	-	260,000	260,000
Depreciation and amortization	386,749	165,749	-	552,498
Other income	-	-	291,919	291,919
Segment profit (loss)	$7,455,505	$(564,113)	$(358,081)	$6,533,311
Total assets	$7,626,655	$1,926,824	$26,906,083	$36,459,562

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Nine Months Ended September 30, 2003
Revenue	$23,645,492	$3,914,128	$-	$27,559,620
Cost of revenue	3,305,365	3,002,474	-	6,307,839
Gross margin	20,340,127	911,654	-	21,251,781
Sales	3,830,400	-	-	3,830,400
Marketing	4,006,940	-	-	4,006,940
Product development	1,197,564	513,242	-	1,710,805
General and administrative expenses	3,746,736	620,212	-	4,366,948
Depreciation and amortization	360,840	154,645	-	515,485
Interest income (expense), net	-	-	166,599	166,599
Segment profit (loss)	$7,197,647	$(376,444)	$166,599	$6,987,802
Total assets	$3,911,740	$828,323	$19,602,421	$24,342,484

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In July 2000, the Company sold its former wholly-owned subsidiary, Professional Direct Agency, Inc. (“Pivot”), for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. On October 8, 2004, the Company was notified that the buyer settled the litigation matter, effective as of October 1, 2004, and the Company reimbursed the buyer $390,000 under the indemnity. The $390,000 was recorded in the quarter ended September 30, 2004 as a legal settlement charge.

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

Overview

Bankrate, Inc. (the “Company”) owns and operates an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com, is the Web’s leading aggregator of information on more than 310 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications. Bankrate.com provides the tools and information that can help consumers make better financial decisions. We regularly survey approximately 4,800 financial institutions in all 50 states in order to provide the most current objective, unbiased rates. Hundreds of print and online partner publications depend on Bankrate.com as the trusted source for financial rates and information.

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

We operate a traditional media business on the Internet. We are a central marketplace for financial institutions to acquire customers. We have a high quality, poised-to-transact audience that has been educated by us and is ready to do business with our advertisers. We are ranked the number one site for unique visitors in the financial information and advice category, according to comScore Media Metrix. We sell graphic advertisements and hyperlinks on our Web site, we publish rates and sell advertisements in metropolitan newspapers, and we license our rates and editorial content.

Financial institutions are still in the early stages of adopting the Internet for advertising products and customer acquisition. Their online advertising spending is still a very small percentage of their overall advertising budgets.

We compete for advertising dollars with the large portals like AOL and Yahoo! and with some of the print brand franchises like Forbes.com and SmartMoney.com. We also compete for traffic with brands like these. Our traffic has grown from approximately 700,000 unique visitors per month in early 2000 to approximately 4 million unique visitors a month according to comScore Media Metrix.

The key drivers to our business are the number of advertisers on our Web site and the number of consumers visiting our Web site or page views. We added over 260 new unique advertisers in the nine months ended September 30, 2004, and we added over 100 new unique advertisers in 2003. We served over 137 million more pages in 2003 than in 2002. Page views grew from 134 million in 2000 to over 400 million in 2003. We served 302 million pages during the first nine months of 2004 compared to 329 million in the first nine months of 2003. During the quarter ended September 30, 2004, we served 92 million page views compared to 100 million in the same period in 2003. These declines are primarily attributable to unusually high traffic in the second and third quarters of 2003 due to consumer demand for re-finance and other mortgage-related product information.

We have improved our gross margin from 37% in 2000 to 76% in 2004, and have reduced other operating expenses (excluding barter expense, the severance charge of $260,000 recorded in the second quarter, and the legal settlement charge of $390,000 recorded in the third quarter) as a percentage of total revenue (excluding barter revenue) from 140% in 2000 to 48% in 2004. Our net income (excluding the severance charge of $260,000, and the legal settlement charge of $390,000) as a percentage of total revenue has grown to 24% in 2004, and we have increased cash and cash equivalents by approximately $18 million since December 31, 2000.

Other Operating Expenses and Total Revenue Excluding Barter

		12 Months			Nine Months
	2000	2001	2002	2003	2004
Total revenue	$15,205	$18,257	$26,571	$36,621	$29,855
Barter revenue	(757)	(2,558)	(2,912)	(3,163)	(2,395)
	14,448	15,699	23,659	33,458	27,460
Other operating expenses	20,915	13,724	15,334	19,301	16,314
Barter expense	(757)	(2,750)	(2,920)	(3,163)	(2,395)
Severance charge	-	-	-	-	(260)
Legal settlement charge	-	-	-	-	(390)
	$20,158	$10,974	$12,414	$16,138	$13,269

Other operating expenses as a percentage of total revenue	140%	70%	52%	48%	48%

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

Results of Operations

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

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

Online publishing revenue also includes barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. We follow the accounting literature provided by the Emerging Issues Task Force (“EITF”) 99-17, Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on our Web site. Barter expense is recognized when our advertisements are run on the other companies’ Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to our delivering the advertising impressions, a liability is recorded. If we deliver advertising impressions to the other companies’ Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at September 30, 2004 and December 31, 2003. Barter revenue was approximately $637,000, and $835,000, and represented approximately 7% and 9% of total revenue for the three months ended September 30, 2004 and 2003, respectively, and was approximately $2,395,000 and $2,312,000, and represented 8% of total revenue, respectively, for the nine months ended September 30, 2004 and 2003.

	Quarterly Online Publishing Revenue
	Q1 03	Q2 03	Q3 03	Q4 03	Q1 04	Q2 04	Q3 04
Graphic ads	$ 3,769,522	$ 3,983,042	$ 3,567,978	$ 3,115,744	$ 4,188,189	$ 3,923,813	$ 4,033,213
Hyperlinks	2,814,272	3,488,025	3,710,862	3,755,200	3,856,381	3,950,737	3,487,527
Barter	750,399	726,272	835,119	851,956	937,835	820,000	637,501
	$ 7,334,193	$ 8,197,339	$ 8,113,959	$ 7,722,900	$ 8,982,405	$ 8,694,550	$ 8,158,241

Excluding barter revenue, online publishing revenue of $7,521,000 for the three months ended September 30, 2004 was $242,000, or 3%, higher than the $7,279,000 reported for the same period in 2003. This increase was primarily due to a $465,000, or 13%, increase in graphic ad sales as CPM’s remained strong, offsetting an 8.3 million, or 8%, decline in page views. We also sold 16.7 million, or 5%, more ads in the third quarter of 2004 compared to 2003.  Hyperlink sales were down $223,000, or 6%, due to a decline in the total number of hyperlink advertisers during the quarter as a result of lower post re-finance mortgage demand.

Excluding barter revenue, online publishing revenue of $23,440,000 for the nine months ended September 30, 2004 was $2,106,000, or 10%, higher than the same period in 2003. This increase was due to a $1,281,000, or 13%, increase in hyperlink sales as we expanded the number of markets our hyperlinks were sold in, introduced new products, increased product pricing, and continued to benefit from lower mortgage rates and re-finance demand through the end of the second quarter. Graphic ad revenue of $12,145,000 for the nine months ended September 30, 2004 was up $825,000, or 7%, over the same period in 2003 due to higher CPM’s, offsetting a 27 million, or 8%, decline in page views in the comparable periods. We also sold 76.4 million, or 8%, more ads during the nine months ended September 30, 2004 compared to the same period in 2003.

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

Historically, our first calendar quarter has been our highest in terms of page views, and we have typically experienced a slowdown in traffic during our third and fourth quarters. During 2002 and 2003, certain traffic initiatives and expanded commitments from our distribution partners as well as the activity in mortgage lending caused increases in traffic inconsistent with our historical trends. Based on those historical trends, we could experience a decline in traffic and online publishing revenue during the fourth quarter of 2004 in relation to the first three quarters of 2004.

	Page Views (Millions)
	2004	2003	2002	2001	2000
Q1	117.2	106.7	58.4	70.5	37.0
Q2	92.6	121.8	48.0	52.2	34.1
Q3	92.0	100.3	82.1	47.3	30.5
Q4	-	75.8	79.3	66.5	32.8

Year	301.8	404.6	267.8	236.5	134.4

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

Quarterly Print Publishing & Licensing Revenue
	Q1 03	Q2 03	Q3 03	Q4 03	Q1 04	Q2 04	Q3 04
Consumer Mortgage Guide	$ 984,747	$ 1,143,404	$ 1,143,442	$ 1,131,148	$ 1,085,490	$ 1,224,200	$ 1,073,519
Editorial	227,646	211,348	203,541	207,823	206,337	192,580	237,392
	$ 1,212,393	$ 1,354,752	$ 1,346,983	$ 1,338,971	$ 1,291,827	$ 1,416,780	$ 1,310,911

Print publishing and licensing revenue for the quarter ended September 30, 2004 was down $36,000, or 3%, compared to the comparable period in 2003 primarily due to a $70,000, or 6%, decrease in Consumer Mortgage Guide revenue. This decrease was primarily the result of approximately 13% fewer Consumer Mortgage Guide advertisers during the quarter ended September 30, 2004 than in the comparable quarter in 2003, reflecting lower post re-finance consumer demand. Editorial sales were up $34,000, or 17%, in the three months ended September 30, 2004 primarily due to higher licensing revenue.

Print publishing and licensing revenue for the nine months ended September 30, 2004 was up $105,000, or 3%, over the same period in 2003 due to a $112,000, or 3%, increase in Consumer Mortgage Guide revenue. This increase was a result of higher advertising rates and more Consumer Mortgage Guide contracts during the period ended September 30, 2004 than in the comparable period in 2003.  Editorial sales were down $6,000, or 1%, in the first nine months of 2004 due to newspaper efforts to cut costs and reduce their editorial content advertising spending.

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

Online publishing costs for the three months ended September 30, 2004 were $290,000, or 28%, higher than the comparable period in 2003 primarily due to higher revenue sharing payments ($257,000, or 79%) to our distribution partners due to higher associated revenue. For the first nine months of 2004, online publishing costs were $876,000, or 26%, higher than the first nine months of 2003 due to higher revenue sharing payments ($742,000, or 74%) to our distribution partners due to higher associated revenue; $57,000, or 34%, higher freelance writer expenses due to expanded products and coverage; and $71,000 higher other professional fees supporting market research on new product initiatives.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing and licensing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Consumer Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs vary proportionately with the related revenues and increased  $57,000, or 6%, for the three months ended September 30, 2004 compared to the same period in 2003 due to higher Consumer Mortgage Guide revenue sharing payments related to higher contractual payment terms and higher human resources costs for business development initiatives. Print publishing and licensing  costs were $116,000, or 4%, higher in the first nine months of 2004 compared to 2003 primarily due to higher Consumer Mortgage Guide revenue sharing payments ($151,000, or 6%) resulting from higher revenue and higher contractual payment terms in 2004.

Other Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead. Sales costs for the three months ended September 30, 2004 were down $426,000, or 32%, from the comparable period in 2003 primarily due to a $360,000, or 54%, reduction in sales commissions. We implemented a new commission plan in the second quarter and actual results fell short of target goals. Human resource costs were also $30,000 lower due to open positions yet to be hired. For the first nine months of 2004, sales expenses were $541,000, or 14%, lower than the first half of 2003 due to a $724,000, or 39%, decline in commission expense, offset by higher human resource costs related to new hires, and recruiting costs related to hiring our new Chief Revenue Officer in the first quarter.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include print and Internet advertising and marketing and promotion costs. Marketing costs also include barter expense, which represents the non-cash cost of our advertisements that are run on other companies’ Web sites in our barter transactions. Barter expense was $638,000 and $847,000 for the quarters ended September 30, 2004 and 2003, respectively. Excluding barter expense, marketing expenses for the quarter ended September 30, 2004 of $720,000 were $130,000, or 22%, higher than the comparable quarter in 2003. This increase primarily reflects our efforts to improve search engine results with key word (pay per performance) campaigns as traffic acquisition becomes more competitive. For the first nine months of 2004, marketing expenses excluding barter of $2,395,000 were $833,000, or 49%, higher than the first nine months of 2003 due to the key word search campaigns. We anticipate having to spend at comparable levels for key word campaigns in the foreseeable future.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development and other technology costs. Product development costs for the three months ended September 30, 2004 were $20,000, or 3%, lower than the same period in 2003 due to the achievement of certain development goals and the curtailment of design and development of other products. Product development costs for the nine months ended September 30, 2004 were $304,000, or 18%, higher than the same period in 2003 due to expenses associated with the design and development of new products, and higher human resource and training costs.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. General and administrative expenses for the three months ended September 30, 2004 were $240,000, or 17%, higher than the comparable amount reported in the same period in 2003 primarily due to the following: $86,000 higher human resource costs and recruiting fees related to merit increases and new hire searches; $25,000 higher Internet hosting service fees due to increased traffic levels and bandwidth utilization; $64,000 higher consulting and outside professional service fees; and $275,000 in bad debt expense to increase the allowance for doubtful accounts supporting higher sales levels and receivable balances. These higher costs were offset by a decrease in incentive plan accruals based on mid-year forecasts and measurements to plan, lower travel and entertainment expenses and various decreases in other expenses.

For the first nine months of 2004, general and administrative expenses were $528,000, or 12%, higher than the first nine months of 2003 due to the following: $202,000 higher human resource costs and recruiting fees related to merit increases and new hire searches; $71,000 higher Internet hosting service fees due to increased bandwidth utilization; $82,000 higher consulting and outside professional service fees; $395,000 in bad debt expense to increase the allowance for doubtful accounts supporting higher sales levels and receivable balances; and $30,000 higher bank service charges and merchant fees related to credit card payments on accounts receivable. These higher costs were offset by a decrease in incentive plan accruals based on mid-year forecasts and measurements to plan, and various other operating costs.

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

Severance and Legal Settlement Charges

           August 10, 2004, we entered into a Separation and General Release (the “Agreement”) with Elisabeth DeMarse (“DeMarse”), our former President and CEO, pursuant to the terms of an Executive Employment Agreement by and between the Company and DeMarse dated April 27, 2002 (the “Executive Employment Agreement”). The Agreement provided, among other things, that (i) DeMarse resign as a director of the Company as of August 10, 2004, (ii) DeMarse release and forever discharge the Company from any and all claims DeMarse has or may have against the Company, (iii) DeMarse’s last day as an employee of the Company will be extended until October 21, 2004; (iv) on August 19, 2004, the Company pay DeMarse $125,000, subject to standard withholdings and deductions for the payment of certain of DeMarse’s legal fees, (v) on August 19, 2004, the Company pay DeMarse $54,207.40, subject to standard withholdings, for accrued vacation pay, (vi) on August 19, 2004, the Company pay $10,000 to a third party for outplacement and transitional counseling services for DeMarse, (vii) on August 19, 2004, the Company pay DeMarse for her unpaid and reasonably approved business expenses, (viii) the Company provide DeMarse certain health insurance benefits in accordance with the terms of the Executive Employment Agreement, and (ix) on October 21, 2004, the Company pay DeMarse $125,000, subject to standard withholdings and contingent upon DeMarse executing a second General Release of Claims. Accordingly, we recorded a severance chare of $260,000 in the quarter ended June 30, 2004.

In July 2000, we sold our former wholly-owned subsidiary, Professional Direct Agency, Inc. (“Pivot”), for $4,350,000 in cash. In connection with the sale, we agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. On October 8, 2004, we were notified that the buyer settled the litigation matter, effective as of October 1, 2004, and we reimbursed the buyer $390,000 under the indemnity. The $390,000 was recorded in the quarter ended September 30, 2004 as a legal settlement charge.

Depreciation and Amortization

Depreciation and amortization was $25,000, or 16%, higher for the three months ended September 30, 2004 compared to 2003 due to assets placed in service in the third quarter. For the first nine months of 2004, depreciation and amortization was $37,000, or 7%, higher than the first nine months of 2003 due to assets purchased in the first nine months of the year, offset by the first quarter impact of assets becoming fully depreciated during the third and fourth quarters of 2003.

Other Income

Other income consists of interest income generated from invested cash and cash equivalents. Interest income for the three and nine months ended September 30, 2004 was higher than the amounts reported in the same periods in 2003 due to higher cash balances during 2004. Other income for the three months ended September 30, 2004 includes a non-refundable cash advance, net of commissions, of $42,000 from a book authored by the Company’s Chief Operating Officer.

Income Taxes

We have not recognized a provision for income taxes during the nine-month periods ended September 30, 2004 and 2003 as we have sufficient net operating loss carryforwards to offset any income taxes payable on our pre-tax income.

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

The valuation allowance at December 31, 2003 was approximately $9.4 million. We will continue to evaluate the need for a valuation allowance on deferred tax assets based on the actual results of operations and projected earnings for future periods. It is possible that all or part of the valuation allowance will be reversed during 2004 resulting in an income tax credit for the amount reversed. As of September 30, 2004, we had $3,400,000 in deferred tax assets. The realization of deferred tax assets will depend on our ability to continue to generate taxable income in the future.

Liquidity and Capital Resources

Our principal source of liquidity is the cash generated by our operations. As of September 30, 2004, we had working capital of $30,742,000, and our primary commitments were approximately $1,406,000 in operating lease payments over the next five years, as well as capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $3,933,000 through September 30, 2005. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or any off-balance sheet arrangements.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations.

Payments Due (In thousands)

	Less than	One to	Three to	More than
Contractual obligations	one year	three years	five years	five years
Long-term debt oblibations	$-	$-	$-	$-
Capital lease obligations (1)	-	-	-	-
Operating lease obligations (1)	646,903	759,394	-	-
Purchase obligations (2)	521,474	152,230	-	-
Other long-term obligations	-	-	-	-

(1) Includes our obligations under existing operating leases.
(2) Represents base contract amounts for Internet hosting, co-location content distribution and other infrastructure costs.

During the nine months ended September 30, 2004, we generated $6,007,000 of net cash from operating activities. Our net income of $6,533,000 was adjusted for depreciation and amortization of $552,000, bad debt expense of $395,000, and a net negative change in the components of operating assets and liabilities of $1,473,000. Of this negative change, $1,300,000 resulted from an increase in accounts receivable, and $326,000 resulted from an increase in other assets. Accounts receivable balances were higher at September 30, 2004 supporting higher sales levels. The increase in other assets was primarily due to an increase in prepaid expenses related to the purchase of software licenses and maintenance agreements.  During the nine months ended September 30, 2004, net cash of $767,000 was used to purchase equipment and other fixed assets, and $790,000 was provided by financing activities, primarily the result of stock option exercises.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of September 30, 2004, all of our cash equivalents matured in less than three months.

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

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In July 2000, the Company sold its former wholly-owned subsidiary, Professional Direct Agency, Inc. (“Pivot”), for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. On October 8, 2004, the Company was notified that the buyer settled the litigation matter, effective as of October 1, 2004, and the Company reimbursed the buyer $390,000 under the indemnity. The $390,000 was recorded in the quarter ended September 30, 2004 as a legal settlement charge.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Robert J. DeFranco, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robert J. DeFranco, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Dated: November 8, 2004	By:	/s/ ROBERT J. DEFRANCO
Robert J. DeFranco
Senior Vice President Chief Financial Officer

