Form 10-K
period 2004-12-31
BANKRATE INC
filed 2005-03-16
CIK 1080866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25681

(exact name of registrant specified in its charter)

Florida	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11760 U.S. Highway One, Suite 500

North Palm Beach, Florida 33408

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (561) 630-2400

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based on the average of the closing bid and ask quotations for the Common Stock on June 30, 2004 as reported by the Nasdaq National Market was approximately $79,075,000.  As of February 28, 2005, the Registrant had outstanding 15,783,504 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Parts I and III of this report.

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

Overview

Bankrate, Inc. owns and operates an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com, is the Internet’s leading aggregator of information on more than 300 financial products, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees and home equity loans. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications. Bankrate.com provides the tools and information that can help consumers make better financial decisions. We regularly survey more than 4,800 financial institutions in all 50 states in order to provide the most current objective, unbiased rates. Hundreds of print and online partner publications depend on Bankrate.com as the trusted source for financial rates and information.

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

Prior to 1996, and dating back to 1976, our principal business was the publication of print newsletters, the syndication of unbiased editorial bank and credit product research to newspapers and magazines, and advertising sales of the Consumer Mortgage Guide. We currently syndicate editorial research to 98 newspapers that have a combined single day circulation in excess of 28 million copies, and to two national magazines with a combined monthly circulation in excess of 4.6 million copies. The Consumer Mortgage Guide is a weekly newspaper-advertising table consisting of product and rate information from local mortgage companies and financial institutions.  The Consumer Mortgage Guide appears weekly in 141 U.S. metropolitan newspapers with combined single day circulation in excess of 16 million copies, including our first TV Consumer Mortgage Guide with a reach of 4.6 million. Together, these Bankrate.com branded activities have the potential of reaching 48.6 million readers according to Editor & Publisher International 2004 Year Book.

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

Despite weakness in advertising spending on the Internet, we have seen steady interest in our primary niches – mortgages, automobile loans, home equity loans and CD/savings products.  In addition, we believe our faith in the long-term benefits of the Internet is well founded.  The ability of the Internet to provide a platform for frictionless communication between consumers and businesses has not changed. We believe Bankrate, Inc. is positioned to benefit from any growth in  the Internet advertising market.

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

•

Continued, low-risk growth through partnering with top Web sites: Our partner network provides Bankrate.com with a steady stream of visitors, with little to no advertising risk to the Company.  As the bulk of these agreements are revenue-sharing, we only pay out a percentage of what we actually bring in. We will also explore initiatives to expand the breadth and depth of our product offerings and services by partnering in the real estate, auto finance, sub-prime lending and college lending areas.

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

Our largest partners in terms of driving traffic to our site as of December 31, 2004 included America Online, Netscape, Yahoo!, Dollar Stretcher, and CompuServe. During 2004, approximately 20% of the traffic to Bankrate.com was attributable to the distribution partners compared to 21% in 2003 and 32% in 2002. The decline results from the heightened consumer demand for mortgage product data during 2003 and into the second quarter of 2004, driving more traffic directly to Bankrate.com. We expect traffic from distribution partners to be between 20% and 25% of total site traffic in 2005.

Financial Product Research

Our research staff is made up of 37 employees who track comparative information on more than 300 financial products and services, including checking accounts, consumer loans, lines of credit, mortgages, certificates of deposit, savings accounts, credit cards, money market accounts and online accounts. We cover both personal and small business accounts offered through branch offices and on the Internet by banks, thrifts, credit unions, credit card issuers, mortgage bankers and mortgage brokers. We estimate that over 3,000,000 items of data are gathered each week for more than 400 markets across the United States from over 4,800 financial institutions. The information obtained includes not only interest rates and yields, but also related data such as lock periods, fees, points, and loan sizes for mortgages, and grace periods, late penalties, cash advance fees, cash advance annual percentage rates, annual percentage yields, minimum payments, and terms and conditions of credit cards.

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

All products included in our database have narrowly defined criteria so that information provided by institutions is  comparable. The quality control process then includes several visual checks and proofing by different staff members to insure that the data inputs are accurate. Our quality control staff reviews each listing in relation to regional and national trends and for overall accuracy and consistency fees and related information prior to disclosure of the information to consumers. The staff also reviews the comparability of products, institutional accuracy and survey accuracy. In addition, the quality control team performs anonymous shopping on a weekly basis, whereby we place calls to institutions in order to validate the data in a consumer setting. Institutions providing invalid data are contacted by our quality control staff to ensure that future information will be accurate.

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

Editorial Content

In addition to our research department, as of December 31, 2004, we maintained an editorial staff of 20 editors, writers and researchers, and graphic designers who create original stories and content for our Web site. We also have relationships with more than 30 free-lance writers. Most of our editorial staff members are experienced journalists with lengthy newspaper, magazine, new media and broadcast experience. The reporters and editors of Bankrate.com have professional journalistic work experience ranging from two to 34 years, with an average of 12 years of experience. We believe the quality of our original content plays a critical role in attracting visitors to our Web site and to our co-branded partners’ Web sites.

Most of the content within our Web site is original and produced internally. There is a very limited amount of third-party content, acquired under advertising revenue-sharing agreements or licenses, which allows us to incorporate relevant information on our Web site that would otherwise require additional resources to produce. An example of this type of arrangement is the incorporation in Bankrate.com of currency conversion functionality from OANDA.com, a comprehensive provider of foreign exchange and currency trading information services.

Print Publications

We continue to produce traditional print publications to absorb part of the cost of producing research and original editorial content.  Additionally, we believe that print publishing activities contribute to greater exposure and branding opportunities for our  Web site.  Our print publications activities include the following:

•

Consumer Mortgage Guide: We generate revenue through the sale of mortgage rate and product listings in 141 metropolitan newspapers across the United States with combined Sunday circulation of 16 million copies.  We enter into agreements with the newspapers for blocks of print space, which is in turn sold to local mortgage lenders and we share the revenue with the newspapers on a percentage basis.

•

Syndication of Editorial Content and Research: We syndicate editorial research to 98 newspapers, which have a combined Sunday circulation of more than 28 million copies, and two national magazines with combined monthly circulation in excess of 4.6 million copies.

•

Newsletters: We publish three newsletters: 100 Highest Yields and Jumbo Flash Report, which target individual consumers, and Bank Rate Monitor, which targets an institutional audience. These newsletters provide bank deposit, loan and mortgage interest rate information with minimal editorial content.

Consumer Marketing

Our primary marketing expenditures are for key word cost-per-click advertising campaigns on Internet search engines. We also enter into barter transactions (the exchange by the Company of advertising space on the Company’s Web site for reciprocal advertising space on other Web sites) to promote our brand and generate traffic to our Web site. During 2004, we also used sweepstakes and promotions efforts to drive site traffic and grow our e-mail newsletter subscriber base.  We actively conduct earned media public relations campaigns to promote our editorial content and personnel to the consumer and trade media.  Bankrate spokespersons are routinely featured in newspapers, magazines and in broadcast media, and are promoted to and are featured as expert commentators on, major broadcast and cable news programs and talk radio.  In 2004, our spokespersons were featured on NBC Nightly News, ABC World News Tonight, The Fox Cable Network, CNBC, CNN CNNfn, and numerous talk radio broadcasts.  We produce an “Audio Minute” based on our personal finance radio editorial content which is distributed to hundreds of radio stations through an arrangement with the Associated Press Radio Network.

Our home page and other key pages routinely rank at or near the top of major search engines’ natural (unpaid) listings for highly coveted key words and phrases related to banking products, and we generate significant traffic and revenue from such placements. The high rankings are largely a result of our success at creating highly relevant, widely read content, and because our personnel stay abreast of and apply best-practice page optimization techniques.

Advertising Sales

Our advertising sales staff consisted of 17 salespeople and support staff as of December 31, 2004, focused on selling graphic ads to national advertisers, and hyperlinks to regional and local advertisers.  Our salespersons are located in our North Palm Beach corporate headquarters, and we also maintain offices in New York, New York and in Irvine, California. In February 2005, we opened sales offices in San Francisco, California and Chicago, Illinois. Each salesperson is responsible for a designated geographic region of the United States.

Prior to the second half of 2004, the advertising sales staff was organized in two groups: the Graphic Ad Team (“GAT”) and the Telemarketing Group (“Telemarketing”).  The GAT focused on selling graphic ads to national advertisers, while Telemarketing primarily sold hyperlinks to regional and local advertisers.  In the second half of 2004, the GAT and Telemarketing groups were combined, the sales territories were re-aligned and the department was reengineered to move forward as a media advertising sales staff.

Our graphic advertising sales efforts present advertising solutions to potential advertisers using inventory created by our Web site as well as co-branded Web sites. We believe this combined network of sites enhances value for advertisers and direct marketers by (1) alleviating the need to purchase a series of advertising campaigns from numerous Web sites, (2) providing advertisers and direct marketers with advertising opportunities on a wide variety of Web pages containing business and personal finance content, and (3) providing targeted access to Internet users with desirable demographics. Advertisers and direct marketers can enhance the effectiveness of their campaigns by customizing advertising delivery on our networks within a particular content channel or across an entire network.

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

•

General rotation throughout our site.

Our most common graphic advertisement sizes are banners (486 x 60 pixels) and leader boards (728 x 90 pixels), which are prominently displayed at the top or bottom of a page, and posters (330 x 275 pixels), islands (250 x 250 pixels) and badges (125 x 125 pixels). We offer these advertisements which can be targeted to specific areas of our site, or on a general rotation basis. Advertising rates may vary depending upon the quantity of advertisements purchased by an advertiser and the length of time an advertiser runs an advertisement on our site. Discounts are available based upon the volume of advertisements purchased.

Advertisers may also purchase sponsorship positions on the Bankrate.com home page and the main page for each product channel. In addition, we offer product special issues that are available for single sponsorships. Rates for product special issues are based on expected impression levels and additional content requirements.

Providing effective tools for managing advertising campaigns is essential to maintaining advertising relationships. We use a state-of-the-art program under license from a third party that allows our advertisers to monitor their spending on our Web sites in real-time for impressions received and click-through ratios generated. We also accept impression counts from other third parties that serve our customers’ advertisements such as DoubleClick.

Hyperlinks

Financial institutions that are listed in our rate tables have the opportunity to hyperlink their listings. By clicking on the hyperlink, users are taken to the institution’s Web site. A substantial benefit to advertisers with the hyperlink rate listing is that the hyperlinks are in fixed placement on the rate pages and are shown every time a user accesses a page. In contrast, graphic advertisements are rotated based on the number of impressions purchased. Hyperlinks are sold under contracts that range primarily between three and twelve months. The number of hyperlinked rate listings that can be added to a rate page is limited only by the number of institutions listed, while graphic advertisement positions are limited by available space.

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

E-Mail Sponsorships

We publish six e-mail newsletters ranging from specific topics such as CDs, credit cards, and mortgages, to broader topics such as frugal living and personal finances.  We also send out daily “alert” newsletters (e-mails alerting subscribers every time a rate changes in mortgages or CDs, or when stories are published on a particular topic). These newsletters offer another marketing and sales outlet for us.  With over 1.2 million e-mail subscriptions, we believe our e-mail newsletters represent attractive advertising space for our customers.  Advertisers can sponsor e-mails with both text and graphic ads.

Advertisers

We market to local advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country. As of December 31, 2004, we had 68 graphic advertisers and 469 hyperlink advertisers, some of which are both graphic and hyperlink advertisers. Among our larger advertisers are LowerMyBills.com, iHomeowners, Inc., ING Direct, E-Loan, Inc., Bank of America, Citibank, Capital One Services, Inc., Countrywide, and GetSmart (acquired by Lending Tree, Inc.)/Providian Financial Corporation. We had one online customer, GetSmart/Providian Financial Corporation, who accounted for approximately 3%, 9% and 11%, respectively, of total revenue for the years ended December 31, 2004, 2003 and 2002. Sales to no other customer exceeded 10% of total revenue for the periods presented. No material revenues were generated outside of the United States.

Competition

We compete for advertising revenues across the broad category of personal finance information, both in traditional media such as newspapers, magazines, radio, and television, and in the developing market for online financial information. There are many competitors that have substantially greater resources than we do.  Our online competition includes the following:

•

Personal finance sections of general interest sites such as Yahoo! Finance, AOL Personal Finance and MSN Money;

•

Personal finance destination sites such as The Motley Fool, CBS MarketWatch, SmartMoney.com, Kiplinger.com and CNNMoney.com;

•

E-commerce oriented sites that include banking and credit products such as LendingTree and Pricegrabber;

•

Lead aggregators such as LowerMyBills, iHomeowners and NexTag;

•

Print mortgage table sellers like MMIS and National Financial News Service;

•

Rate listing sites, such as MonsterMoving, Realtor.com, Informa Research Services, Checkinterestrates.com/CarsDirect and Interest.com; and

•

Key word cost-per-click sites/networks such as Google, Overture, Ask Jeeves and FindWhat.

Competition in the online segment is generally directed at growing users and revenue using marketing and promotion to increase traffic to Web sites. We believe that our original content, focus and objective product information differentiate us from our competitors.

Operations

We currently host our Web site on proprietary servers at a secure third party co-location facility in Atlanta, Georgia. This facility is manned, and our equipment is monitored continuously, 24 hours daily. The facility is powered continuously with multiple sources, including uninterruptible power supplies and internal power generators. The facility is connected to the Internet with redundant high-speed digital data lines that are diversely routed. Our Web site pages are served from an independent content distribution network for performance and redundancy. Much of the information presented on our Web site is stored on a triple-node database server cluster also housed in the co-location facility. Our systems are protected by a multi-layered security system including dual high-speed inspection state firewalls.

All of our systems are controlled remotely via an encrypted virtual private network (“VPN”) from our network operations center (“NOC”) in our principal office in North Palm Beach, Florida. Content on our Web site is created and initially stored on systems located at the NOC, then transferred at scheduled intervals during the day via the VPN to the systems at the Georgia co-location facility. The North Palm Beach facility systems are also powered redundantly by uninterruptible power supply units.

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

Employees

As of December 31, 2004, we had 113 full-time employees, of which 20 were in Web site and content operations, 20 in sales and business development, 37 in content and data research, 5 in advertising revenue operations, 14 in product development and information technology, 8 in finance and accounting, 3 in corporate communications and marketing, and 6 in administration. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our employee relations to be favorable.

Risk Factors

Risks Related to Our Business

Our Success Depends on Internet Advertising Revenue

We expect to derive approximately 90% of our revenue in the foreseeable future through the sale of advertising space and hyperlinks on our Internet Web pages. Any factors that limit the amount advertisers are willing to spend on advertising on our Web site could have a material adverse effect on our business. These factors may include:

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

We Use Barter Transactions, Which Do Not Generate Cash

We enter into barter transactions to promote our brand and generate traffic to our Web site without spending any of our cash resources.  Barter transactions represent the exchange by the Company of advertising space on the Company’s Web site for reciprocal advertising space on other Web sites.  Revenue from barter transactions is recognized as income when advertisements are delivered on the Company’s Web site.  Barter expenses are recognized when the Company’s advertisements are run on the other companies’ Web sites, which typically are in the same period in which barter revenues are recognized.  Barter transactions, however, do not generate cash. Limited cash flow may adversely affect our ability to expand our operations and satisfy liabilities.  Revenue from barter transactions represented approximately 8%, 9%, and 11% of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. We expect barter revenue to represent approximately 7% of our total revenue in the 2005.

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

Changes in, or Interpretations of, Accounting Rules and Regulations, Such as Expensing of Stock Options, Could Result in Unfavorable Accounting Charges

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and could even retroactively affect previously reported transactions. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

•

Accounting for share-based payments;

•

Accounting for income taxes; and

•

Accounting for business combinations and related goodwill.

In particular, in December 2004, the Financial Accounting Standards Board issued  Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No.123R”) which requires the measurement of all employee share-based payments to directors and employees, including stock option grants, using a fair value-based method and the recording of such expense in our statements of operations. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. SFAS No. 123R will have a significant adverse effect on our reported financial results and may impact the way in which we conduct our business.

Changes in, or Interpretations of, Tax Rules and Regulations may Adversely Impact our Effective Tax Rate

Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, or by changes in the valuation of our deferred tax assets.

Risks Related to Our Industry, the Internet and Our Technology Infrastructure

Our Future Success is Dependent Upon Increased Acceptance of the Internet by Consumers as a Medium for Obtaining Financial Product Information

Our success will depend in large part on continued and expanded widespread consumer acceptance of obtaining rate information regarding financial products such as mortgages, credit cards, money market accounts, certificates of deposit, checking and ATM fees, home equity loans, online banking fees and new and used auto loans online. Increased consumer use of the Internet to provide for their lending needs is subject to uncertainty. The development of an online market for obtaining rate information regarding the above listed financial products is rapidly evolving and likely will be characterized by an increasing number of market entrants. If consumer acceptance of the Internet as a source for such information does not increase, our business, results of operations and financial condition will be adversely affected. As a result, we cannot be sure that we will be able to compete effectively with traditional methods of obtaining  such rate information.

Our Markets Are Highly Competitive

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Yahoo! Finance, AOL Personal Finance and MSN Money; personal finance destination sites such as The Motley Fool, CBS MarketWatch, SmartMoney.com, Kiplinger.com and CNNMoney.com; e-commerce oriented sites that include banking and credit products such as LendingTree and Pricegrabber; lead aggregators such as LowerMyBills, iHomeowners and NexTag; print mortgage table sellers like MMIS and National Financial News Service; rate listing sites such as MonsterMoving, Realtor.com, Informa Research Services, Checkinterestrates.com/CarsDirect, and Interest.com; and key word cost-per-click advertising sites/networks such as Google, Overture, Ask Jeeves and FindWhat. In addition, new competitors may easily enter this market as there are few barriers to entry. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Many competitors have complementary products or services that drive traffic to their Web sites. Increased competition could result in lower Web site traffic, advertising rate reductions, reduced margins or loss of market share, any of which would adversely affect our business. We cannot be certain that we will be able to compete successfully against current or future competitors.

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

We May Face Liability for Information on Our Web Site

Much of the information published on our Web site relates to the competitiveness of financial institutions’ rates, products and services. We may be subjected to claims for defamation, negligence, copyright or trademark infringement or other theories relating to the information we publish on our Web sites. These types of claims have been brought, sometimes successfully, against providers of online services as well as print publications. Our insurance may not adequately protect us against these types of claims.

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

Risks Related to Corporate Control and Our Stock Price

Our Ownership is Heavily Concentrated

At December 31, 2004, approximately 38% of our outstanding common stock was beneficially owned by our officers and directors, including Peter C. Morse, a director and our largest shareholder, who beneficially owns approximately 32% of our outstanding common stock. As a result, our officers and directors will be able to exercise control over all matters requiring shareholder approval. In particular, these controlling shareholders will have the ability to elect all of our directors and approve or disapprove significant corporate transactions. This control could be used to prevent or significantly delay another company or person from acquiring or merging with us and could inhibit our liquidity and affect trading in our common stock.

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

If Our Common Stock Price Drops Significantly, We May Be Delisted from the Nasdaq National Market, Which Could Eliminate the Trading Market For Our Common Stock

Our common stock is listed on the Nasdaq National Market.  In order to continue to be included on the Nasdaq National Market, a company must meet certain maintenance criteria.  As of December 31, 2004, we were in compliance with all such criteria.  However, we cannot assure you that we will continue to meet these listing criteria.  If our common stock were to be delisted, we would be required to meet the criteria for initial listing if we wanted to be listed on the Nasdaq National Market again. The initial listing standards are more stringent than the maintenance standards.  Accordingly, we cannot provide assurances that if we were delisted we would be able to have our common stock relisted on the Nasdaq National Market.  Further, if our common stock were to be delisted, it may become more difficult for us to raise funds through the sale of our common stock or securities convertible into our common stock.

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

ITEM 2.

PROPERTIES

Our principal administrative, sales, Web operations, marketing and research functions are located in one leased facility in North Palm Beach, Florida. Our former facility was leased from Bombay Holdings, Inc., which is wholly-owned by Peter C. Morse, a director and 32% stockholder.  The lease was for approximately 14,300 square feet and was terminated on December 31, 2004.  On November 18, 2004, we entered into a sublease for approximately 12,388 square feet of office space in North Palm Beach to replace our former facility. The new lease term expires on December 31, 2007. We lease approximately 4,500 square feet in New York, New York, that is principally used for administration, sales and business development.  The New York office lease expires on September 30, 2006. We also lease approximately 500 square feet on a month-to-month basis in Irvine, California that is used principally as a sales office.  In February 2005, we entered into 12-month leases for approximately 200 square feet of office space in Chicago, Illinois, and for approximately 300 square feet of office space in San Francisco, California. Both of these leases expire on February 28, 2006 and are expected to serve as sales offices.

We believe that all of our facilities are adequate and suitable for operations in the foreseeable future.  However, we may undertake the expansion of certain facilities from time to time in the ordinary course of business.

See Notes 6 and 7 to the financial statements in Item 8 below for more information about our leased facilities.

ITEM 3.

LEGAL PROCEEDINGS

In July 2000, we sold our former wholly owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, we agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. On October 8, 2004, we were notified that the buyer settled the litigation matter, effective October 1, 2004, and we reimbursed the buyer $390,000 under the indemnity. The $390,000 was recorded in the quarter ended September 30, 2004 as a legal settlement charge.

In March 2002, American Interbanc Mortgage, LLC (“AI”), a mortgage lender that advertised on Bankrate.com, filed suit in the Superior Court of California against several of AI’s competitors (not including Bankrate, Inc.) who also advertised on our Website for (i) false advertising under the federal Lanham Act, (ii) common law unfair competition, and (iii) violations of certain sections of the California Business and Professions Code. In August 2002, we declined to renew AI’s advertising contract.  In December 2002, AI filed a First Amended Complaint (the “Amended Complaint”), adding us as a defendant, and asserting an additional claim for an alleged violation of the Cartwright Act, California’s antitrust law, alleging that we conspired with all of the co-defendants (various mortgage lenders and mortgage brokers) to allow them to engage in allegedly false advertising on our Web site while also precluding AI from advertising on our Web site.  The Amended Complaint sought an undisclosed sum of monetary damages, restitution of profits, compensation acquired as a result of the allegedly wrongful conduct, attorney’s fees, costs, and injunctive relief. We filed a special motion to strike the Amended Complaint under California’s anti-SLAPP (Strategic Lawsuits Against Public Participation) statute, contending that (i) AI’s claims against us were all based on publishing decisions protected by the First Amendment of the United States Constitution and its counterpart in the California Constitution, and (ii) AI could not establish a probability of success on the merits of its claims.  We also filed a demurrer to the Amended Complaint, contending that it failed to state facts constituting a valid cause of action against us.  AI filed motions (i) for a preliminary injunction against us, seeking an order requiring us to publish AI’s advertisements and to cease publishing the alleged false advertisements of AI’s competitors, and (ii) seeking sanctions against us for having filed an allegedly “frivolous” anti-SLAPP motion.  By Orders dated April 24, and May 22, 2003, the trial court (i) denied our anti-SLAPP motion, (ii) granted our demurrer as to AI’s common law unfair competition claim, but otherwise overruled the demurrer, (iii) denied AI’s motion for a preliminary injunction, and (iv) denied AI’s motion for sanctions. On May 22, 2003, we appealed the order denying our anti-SLAPP claim, and AI, among other things, appealed the order denying AI’s motion for preliminary injunction.  The Court of Appeal of the State of California, Fourth Appellate District, affirmed the various appeals and denied all relief requested. On January 15, 2004, AI filed its Second Amended Complaint asserting five counts, including claims for (i) false advertising under the Lanham Act, against all defendants, (ii) restraint of trade under the Cartwright Act, against all defendants, (iii) intentional interference with economic relations, against defendants other than us, (iv) intentional interference with prospective economic advantage, against some defendants including us, and (v) false advertising and unfair trade practices, against all defendants.  The complaint seeks unspecified damages, including treble damages, interest, attorney’s fees, and costs, disgorgement of property and profits allegedly wrongfully acquired, restitution, an accounting, and injunctive relief. On December 20, 2004, we received a Statement of Damages (the “Statement”) by which AI, for the first time, has indicated the amount of damages it allegedly seeks.  In the Statement the AI states, without factual explanation, that it “is informed and believes that its damages are not less than $16.5 million,” allegedly “incurred as a proximate result of [all] defendants’ wrongful conduct.”  AI seeks to have those damages trebled and also seeks “reasonable attorney’s fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs.  In connection with the causes of action for intentional interference with economic relations and prospective economic advantage, AI in its Statement “reserves the right to seek not less than $33 million in punitive damages when it seeks a judgment” in the action. We believe that all of AI’s claims against it are factually and legally without merit.  We will continue vigorously to defend ourself against all AI’s claims, and will continue to seek redress through all applicable remedies for any injuries suffered by us in connection with this matter. At December 31, 2004, the outcome of this matter was uncertain. We cannot estimate at this time, the amount of loss, if any, that could result from an adverse resolution of this litigation.

In February 2005, we settled a contractual dispute with a former Internet and co-location facility provider for $120,000. This amount is included in legal settlements in the accompanying statement of operations for the year ended December 31, 2004.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and current positions of our executive officers as of March 16, 2005 are listed in the table below. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

Executive Officers

Name	Age	Position

Thomas R. Evans	50	President, Chief Executive Officer and Director
G. Cotter Cunningham	42	Senior Vice President and Chief Operating Officer
Robert J. DeFranco	48	Senior Vice President and Chief Financial Officer
Richard G. Stalzer	41	Senior Vice President and Chief Revenue Officer
Bruce J. Zanca	44	Senior Vice President and Chief Communications/Marketing Officer

Thomas R. Evans.  Mr. Evans has served as a director of the Company since April 2004, and was appointed President and Chief Executive Officer in June 2004. From 1999 to 2002, Mr. Evans served as Chairman and Chief Executive Officer of Official Payments Corp., specializing in processing consumer credit card payments for government taxes, fees and fines. From 1998 to 1999, Mr. Evans was President and Chief Executive Officer of GeoCities, a community of personal Web sites on the Internet. From 1985 to 1998, Mr. Evans was President and Publisher of U.S. News & World Report Magazine Group which included U.S. News & World Report, The Atlantic Monthly and Fast Company magazine. Mr. Evans received his Bachelor of Science degree in business administration from Arizona State University.

G. Cotter Cunningham.  Mr. Cunningham has served as Senior Vice President and Chief Operating Officer of the Company since September 2000. Prior to that, he served as interim President and Chief Executive Officer of the Company from February 2000 and as Senior Vice President-Marketing and Sales of the Company from February 1999. From 1997 to 1999, Mr. Cunningham was Vice President and General Manager of Valentine McCormick Ligibel, Inc., an advertising agency specializing in new media. From 1992 to 1997, Mr. Cunningham was Vice President of Block Financial Corporation, where he created, launched and directed the CompuServe Visa and WebCard Visa credit card programs. Mr. Cunningham holds a Bachelor of Science in Economics from the University of Memphis and an M.B.A. from Vanderbilt University’s Owen Graduate School of Management.

Robert J. DeFranco.  Mr. DeFranco has served as Senior Vice President and Chief Financial Officer of the Company since September 2000. Prior to that he served as Vice President - Finance and Chief Accounting Officer from March 1999. From 1986 to 1999, he held various positions in corporate accounting and finance for companies including Ocwen Financial Corporation (as Director of Finance from January 1998 through March 1999), SunTrust Banks, Inc. (as Vice President-Financial Reporting from February 1995 through December 1997), Ryder

System, Inc. and Southeast Banking Corporation. From 1978 to 1986, he was a member of the commercial audit division of Arthur Andersen & Co., Miami, Florida, where he last served as senior audit manager for a variety of publicly-held and privately-held companies in industries including banking and other financial institutions, manufacturing, distribution and real estate development. Mr. DeFranco is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. DeFranco received a Bachelor of Science degree with a major in accounting from Florida State University in 1978.

Richard G. Stalzer.  Mr. Stalzer has served as Senior Vice President and Chief Revenue Officer since February  2004. Prior to that, he was with MSN-Microsoft Corporation as East Coast Financial Service Director since March 2003, and as Director of Agency Relations since September 2002. From March 2002 to June 2002, he was Advertising Director at Advertising Age – Crain Communication. From March 1999 to February 2002, he was Vice President of Sales of E*Trade Financial Group where he was responsible for developing E*Trade’s media business and the creation of the E*Trade Financial Network. From October 1990 to March 1999, he held various positions with MONEY Magazine – Time Warner; most recently as Western Regional Advertising Director from December 1995 to March 1999. Mr. Stalzer received a Bachelor of Science degree with a major in Business Administration from the University of Denver in 1986.

Bruce J. Zanca. Mr. has served as Senior Vice President and Chief Communications/Marketing Officer since July 2004. From January 2002 to June 2004, Mr. Zanca owned and operated a communications and marketing consulting practice. From September 1999 to December 2001, Mr. Zanca was Senior Vice President of Communications and Administration at Official Payments Corp., specializing in processing consumer credit card payments for government taxes, fees and fines. From August 1998 to June 1999 he served as Vice President – Corporate Communications at GeoCities, Inc., a community of personal Web sites on the Internet. From 1995 to 1998, Mr. Zanca was Vice President of Corporate Communications at U.S. News & World Report Magazine Group. From 1981 to 1992, Mr. Zanca was a press aide in the Reagan and Bush administrations. During the first Bush administration he was a White House Spokesman and deputy to Marlin Fitzwater.

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

The prices per share reflected in the table below represent, for the periods indicated, the range of high and low bid information for our common stock as reported by OTC Bulletin Board from Wednesday, January 1, 2003 through Wednesday, January 8, 2003; the range of high and low closing sale prices for our common stock as reported by the Nasdaq SmallCap Market from Thursday, January 9, 2003 through Friday, August 15, 2003; and the range of high and low closing sale prices for our common stock as reported by the Nasdaq National Market from Monday, August 18, 2003 through Friday, December 31, 2004. The OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not reflect actual transactions.

	High	Low
Year ended December 31, 2003
First quarter	$5.84	$3.40
Second quarter	12.10	4.77
Third quarter	15.45	10.94
Fourth quarter	19.82	11.01

Year ended December 31, 2004	$19.92	$12.12
First quarter	20.30	8.46
Second quarter	11.80	7.01
Third quarter	16.00	9.25
Fourth quarter

The closing sale price of our common stock as reported by the Nasdaq National Market on February 28, 2005 was $14.97 per share.

The number of shareholders of record of our common stock as of February 28, 2005 was 3,044.

We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.

SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the financial statements and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2004, 2003 and 2002, and the balance sheet data as of December 31, 2004 and 2003, are derived from, and are qualified by reference to, the financial statements of Bankrate, Inc. included elsewhere in this Form 10-K, which financial statements have been audited by KPMG LLP, independent registered public accounting firm. The audit report is included elsewhere in this Form 10-K. The statement of operations data for years ended December 31, 2001 and 2000, and the balance sheet data as of December 31, 2002, 2001 and 2000, have been derived from audited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2004	2003	2002	2001	2000 (A)
	(In thousands, except share and per share data)
Statement of Operations Data
Revenue:
Online publishing	$33,942	$31,368	$22,651	$14,986	$12,283
Print publishing and licensing	5,262	5,253	3,920	3,271	2,922
Total revenue	39,204	36,621	26,571	18,257	15,205
Cost of revenue:
Online publishing	5,535	4,514	3,813	3,161	7,114
Print publishing and licensing	4,359	4,044	2,862	2,174	1,983
Total cost of revenue	9,894	8,558	6,675	5,335	9,097
Gross margin	29,310	28,063	19,896	12,922	6,108
Operating expenses:
Sales	4,187	5,040	4,276	3,203	3,234
Marketing	6,357	5,496	3,477	2,923	3,874
Product development	2,406	2,271	1,422	1,386	1,950
General and administrative	6,667	5,813	5,537	5,512	8,467
Legal settlements	510	—	—	—	—
Severance charge	260	—	—	—	—
Restructuring and impairment charges	—	—	—	—	2,285
Depreciation and amortization	743	681	622	700	874
Goodwill amortization	—	—	—	—	231
	21,130	19,301	15,334	13,724	20,915
Income (loss) from operations	8,180	8,762	4,562	(802)	(14,807)
Other income (expense), net	410	243	83	(134)	230
Gain on early extinguishment of debt	—	—	2,022	—	—
Income (loss) before income taxes and discontinued operations	8,590	9,005	6,667	(936)	(14,577)
Income tax benefit	4,766	3,100	—	—	—
Income (loss) before discontinued operations	13,356	12,105	6,667	(936)	(14,577)
Discontinued operations:
Loss from discontinued operations	—	—	—	—	(3,215)
Gain on disposal of discontinued operations	—	—	—	—	871
	—	—	—	—	(2,344)
Net income (loss)	$13,356	$12,105	$6,667	$(936)	$(16,921)

	Year Ended December 31,
	2004	2003	2002	2001	2000 (A)
	(In thousands, except share and per share data)
Basic and diluted net income (loss) per share:
Income (loss) before discontinued operations-
Basic	$0.87	$0.84	$0.48	$(0.07)	$(1.05)
Diluted	$0.84	$0.79	$0.46	$(0.07)	$(1.05)
Discontinued operations-
Basic	$—	$—	$—	$—	$(0.17)
Diluted	$—	$—	$—	$—	$(0.17)
Net income (loss)-
Basic	$0.87	$0.84	$0.48	$(0.07)	$(1.22)
Diluted	$0.84	$0.79	$0.46	$(0.07)	$(1.22)
Weighted average common shares outstanding:
Basic	15,438,097	14,473,151	13,997,168	13,996,950	13,872,788
Diluted	15,975,382	15,299,734	14,609,359	13,996,950	13,872,788

	As of December 31,
	2004	2003	2002	2001	2000
	(In Thousands)
Balance Sheet Data
Cash and cash equivalents	$27,725	$20,874	$11,001	$9,755	$8,891
Working capital	33,628	23,898	9,369	7,865	7,057
Total assets	46,007	28,983	15,173	12,526	12,634
Subordinated note payable	—	—	—	4,350	4,350
Total stockholders’ equity	42,334	24,925	10,650	3,982	1,573

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

Overview

Bankrate, Inc. (the “Company”, “Bankrate”) owns and operates an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com, is the Web’s leading aggregator of information on more than 300 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications. Bankrate.com provides the tools and information that can help consumers make better financial decisions. We regularly survey approximately 4,800 financial institutions in all 50 states in order to provide the most current objective, unbiased rates. Hundreds of print and online partner publications depend on Bankrate.com as the trusted source for financial rates and information.

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

We believe that the recognition of our research as a leading source of independent, objective information on banking and credit products is essential to our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are seeking to build greater brand awareness of our Web site and to reach a greater number of online users. Bankrate.com had over 38 million unique visitors in 2004, according to comScore Media Metrix.

We operate a traditional media business on the Internet. We have a high quality, poised-to-transact audience that has been educated by us and is ready to do business with our advertisers. We are the number one site for financial information and advice according to comScore Media Metrix. We sell graphic advertisements and hyperlinks on our Web site, we publish rates and sell advertisements in metropolitan newspapers, and we license our rates and editorial content.

Our potential market is enormous and is still in the early growth stages of consumer awareness of the Internet as a personal finance tool. Financial institutions are still in the early stages of adopting the Internet for advertising products and customer acquisition. Their online advertising spending is still a very small percentage of their overall advertising budgets.

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Yahoo! Finance, AOL Personal Finance and MSN Money; personal finance destination sites such as The Motley Fool, CBS MarketWatch, SmartMoney.com, Kiplinger.com and CNNMoney.com; e-commerce oriented sites that include banking and credit products such as LendingTree and Pricegrabber; lead aggregators such as LowerMyBills, iHomeowners and NexTag; Print mortgage table sellers like MMIS and National Financial News Service; rate listing sites such as MonsterMoving, Realtor.com, Informa Research Services, Checkinterestrates.com/CarsDirect, and Interest.com; and key word cost-per-click advertising sites/networks such as Google, Overture, Ask Jeeves and FindWhat.  We also compete for traffic with brands like these. Our traffic has grown from 700,000 unique visitors per month in early 2000 to 4 million unique visitors a month in 2004 according to comScore Media Metrix.

The key drivers to our business are the number of advertisers on our Web site and the number of consumers visiting our Web site or page views. We added over 40 new graphic advertisers and over 280 new hyperlink advertisers in 2004. The number of advertisers has grown from approximately 200 in 2000 to over 530 in 2004. Page views have grown from 134 million in 2000 to over 390 million in 2004.

We have improved our gross margin from 37% in 2000 to 75% in 2004, and have reduced other operating expenses (excluding barter expense, legal settlement charges and severance charges) as a percentage of total revenue (excluding barter revenue) from 140% in 2000 to 48% in 2004. Our income before income taxes (excluding legal settlement charges and severance charges) as a percentage of total revenue (excluding barter revenue) has grown to 26% in 2004 and we have increased cash and cash equivalents by approximately $18.8 million since December 31, 2000.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable, and legal contingencies have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Below we discuss the critical accounting estimates associated with these policies. Historically, our judgments, estimates and assumptions relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see the discussion in the section titled “Results of Operations and Critical Accounting Policies” below, and Note 2 of our Notes to Financial Statements.

Income Taxes

As required by Statement of Financial Accounting Standards (“SFAS”) No. 109, we recognize tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. Up to the third quarter of 2003, we had provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with our future profitability. In the fourth quarter of 2003 management reassessed the valuation allowance previously established against deferred tax assets. Factors considered included: historical results of operations, volatility of the economic and interest rate environment and projected earnings based on current operations. Based on this evidence, we concluded that it was more likely than not that a portion of the deferred tax assets would be realized and, accordingly, released $3,400,000 of the valuation allowance, which resulted in an income tax benefit of approximately $3,100,000.

During the quarters ended March 31, June 30, and September 30, 2004, we continued to evaluate the need for a valuation allowance against the deferred tax asset.  We completed our business planning process during the fourth quarter of 2004, which included the following strategic initiatives for 2005: the enhancement of our quality control process and procedures; the re-design of our Web site; the execution of exclusive advertising contracts with two mortgage lead aggregators; broadening the breadth and depth of our products and services; a reorganization of our advertising sales force; and the migration to a cost-per-click revenue model on our rate tables. Considering these strategic initiatives and their impact on future earnings potential, as well as our recent profitability, we concluded that it is more likely than not that we will generate sufficient taxable income in future periods to realize the entire deferred tax asset. At December 31, 2004, we reversed the remaining $9,400,000 valuation allowance resulting in an income tax benefit of $4,800,000 and a net deferred tax asset of $11,400,000.  The realization of the $11,400,000 deferred tax asset depends on our ability to continue to generate taxable income in the future. If we determine that we will not be able to realize all or a portion of the deferred tax asset in the future, an adjustment to the deferred tax asset will be charged against earnings in the period such determination is made.  Approximately $1,200,000 of the valuation allowance was attributable to the tax benefit of stock options exercised in a prior year.  The income tax benefit relating to stock option exercised during 2004 was approximately $2,000,000, for a total current year benefit of approximately $3,200,000 which was allocated to stockholders’ equity.

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. Our allowance has historically approximated 7% - 8% of gross accounts receivable and varies based on the level of accounts receivable at the end of the reporting period. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses.

Legal Contingencies

We have been and currently are parties to proceedings as disclosed elsewhere in this report. These proceedings are subject to inherent uncertainties which make the estimates of loss, if any, extremely judgmental.

We recognize a loss contingency pursuant to the provisions of SFAS No. 5, Accounting for Contingencies, when the estimated loss is probable of occurrence and the amount of the loss is estimable. In addition, we consider other factors including the nature of the litigation, claim or assessment, the progress on the case, the opinions or views of legal counsel and other advisors, the experience of the Company in similar cases, the experience of other enterprises, and any management decisions regarding how the Company intends to respond to the lawsuit, claim or assessment.

Significant Developments

The following significant developments and transactions have affected our results of operations and our financial condition during the periods covered by the financial statements in Item 8 of this report.

On August 20, 1999, the Company acquired Professional Direct Agency, Inc. (“Pivot”) pursuant to a Stock Purchase Agreement, dated August 20, 1999, by and between the Company, the shareholders of Pivot and The Midland Life Insurance Company, a note and warrant holder of Pivot (the “Stock Purchase Agreement”), for approximately $4,744,000 including acquisition costs. Pursuant to the Stock Purchase Agreement, the Company acquired a 100% interest in Pivot and, as a result of the acquisition, Pivot became a wholly-owned subsidiary. The transaction was accounted for using the purchase method of accounting. On July 14, 2000, the Company sold Pivot for $4,350,000 in cash. The Company recorded a gain on the sale of $871,212 in the quarter ended September 30, 2000. The Company remained liable on the convertible subordinated note issued in connection with the Pivot acquisition. On February 6, 2002 we entered into an agreement with Reassure America Life Insurance Company (“REALIC”), successor by merger to Pivot’s former owner. Pursuant to the terms of this agreement, REALIC agreed to full repayment of the $4,350,000 convertible subordinated note payable, including accrued interest, on February 22, 2002 for $3,400,000 in cash. Accordingly, we recorded a gain on early extinguishment of debt of approximately $2,022,000 in the quarter ending March 31, 2002.

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

On June 21, 2004, Thomas R. Evans, was appointed President and Chief Executive Officer and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Evans is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria, and a guaranteed bonus of at least $50,000 for 2004.  Under the terms of the employment agreement, Mr. Evans agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company.  Additionally, during the term of his employment and for a period of one year thereafter, Mr. Evans agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. Evans’ termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date. Mr. Evans was also granted options to purchase 600,000 shares of the Company’s common stock at $8.46, the fair market value on the date of grant. The options have a seven year term and vest as follows: 200,000 shares on July 1, 2005; and 16,666.667 shares on the first day of each month beginning August 1, 2005 and ending July 1, 2007. On October 26, 2004, Mr. Evans was granted options to purchase 500,000 shares of the Company’s common stock at $10.01, the fair market value on the date of grant. The options have a seven year term and vest as to all 500,000 shares five years from the date of grant. Vesting accelerates if, at any point during the term of the option, the fair market value of the Company’s common stock is at or above the following incremental thresholds for ninety consecutive trading days; $20.00 – 100,000 shares; $22.50 – 50,000 shares; $25.00 – 75,000 shares; $27.50 – 50,000 shares; $30.00 – 75,000 shares; $32.50 – 75,000 shares; $35.00 – 75,000 shares.

On July 15, 2004, Bruce J. Zanca, was appointed Senior Vice President and Chief Communications/Marketing Officer and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Zanca is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria, and a guaranteed bonus of $30,000 for 2004.  Under the terms of the employment agreement, Mr. Zanca agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company.  Additionally, during the term of his employment and for a period of one year thereafter, Mr. Zanca agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. Zanca’s termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date. Mr. Zanca was also granted options to purchase 150,000 shares of the Company’s common stock at $8.11, the fair market value on the date of grant. The options have a seven year term and vest as follows: 37,500 shares on July 15, 2005; and 3,125 shares on the first day of each month beginning August 1, 2005 and ending July 15, 2008.

On August 10, 2004, the Company and its former President and CEO (“former CEO”) entered into a Separation and General Release Agreement (the “Separation Agreement”) pursuant to the terms of an Executive Employment Agreement dated April 27, 2002 (the “Executive Employment Agreement”). The Separation Agreement provided, among other things, that the former CEO (i) resign as a director of the Company as of August 10, 2004; (ii) release and forever discharge the Company from any and all claims the former CEO had or may have against the Company; (iii) the former CEO’s last day as an employee of the Company was extended until October 21, 2004; (iv) on August 19, 2004, the Company paid the former CEO $125,000, subject to standard withholdings and deductions for the payment of certain of the former CEO’s legal fees; (v) on August 19, 2004, the Company paid $54,207, subject to standard withholdings, for accrued vacation pay; (vi) on August 19, 2004, the Company paid $10,000 to a third party for outplacement and transitional counseling services; (vii) on August 19, 2004, the Company paid for the former CEO’s unpaid and reasonably approved business expenses; (viii) the Company will provide the former CEO with certain health insurance benefits through June 21, 2005 in accordance with the terms of the Executive Employment Agreement, and (ix) on October 21, 2004, the Company paid the former CEO $125,000, subject to standard withholdings. The Company recorded $260,000 as a severance charge in the quarter ended June 30, 2004.

In September 2004, two major hurricanes made landfall within 30 miles north of the Company’s North Palm Beach, Florida office facility, resulting in periods of power outages and significant property damage throughout the region.  The Company’s contingency and disaster recovery plans were activated which allowed for the continued, uninterrupted operation of Bankrate.com during the recovery periods. Significant damage to the roof of the office building resulted in the loss of certain furniture, fixtures, equipment and leasehold improvements. The majority of the losses are covered by insurance for which the Company filed a claim. As a result, a $241,000 insurance claim receivable was recorded as of December 31, 2004.

On October 4, 2004, Steve Horowitz, was appointed Vice President and Publisher and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Horowitz is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria, and a guaranteed bonus of $50,000 for 2004 and of at least $30,000 for the first quarter of 2005.  Under the terms of the employment agreement, Mr. Horowitz agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company.  Additionally, during the term of his employment and for a period of one year thereafter, Mr. Horowitz agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. Horowitz’ termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable three months after the termination date; and one-third payable six months from the termination date. Mr. Horowitz was also granted options to purchase 100,000 shares of the Company’s common stock at $10.30, the fair market value on the date of grant. The options have a seven year term and vest as follows: 25,000 shares on October 25, 2005; and 2,083.333 shares on the first day of each month beginning November 1, 2005 and ending October 25, 2008.

On January 22, 2005 and January 25, 2005, the Company entered into exclusive agreements with LowerMyBills, Inc. and iHomeowners, Inc. (the “companies”), respectively. Under the terms of the agreements, Bankrate will run graphic advertisements from the companies on its home page, mortgage and refinance channels, calculators, and other areas of the Bankrate Web site on a category exclusive basis, at agreed-upon CPM’s. The Company may also participate in a performance-based revenue sharing opportunity with each of the companies. The agreements continue until the later of December 31, 2005 or until such time as the Company delivers the total number of advertising impressions specified in the agreements.

Legal Proceedings

In July 2000, we sold our former wholly owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, we agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. On October 8, 2004, we were notified that the buyer settled the litigation matter, effective October 1, 2004, and we reimbursed the buyer $390,000 under the indemnity. The $390,000 was recorded in the quarter ended September 30, 2004 as a legal settlement charge.

In March 2002, American Interbanc Mortgage, LLC (“AI”), a mortgage lender that advertised on Bankrate.com, filed suit in the Superior Court of California against several of AI’s competitors (not including Bankrate, Inc.) who also advertised on our Website for (i) false advertising under the federal Lanham Act, (ii) common law unfair competition, and (iii) violations of certain sections of the California Business and Professions Code. In August 2002, we declined to renew AI’s advertising contract.  In December 2002, AI filed a First Amended Complaint (the “Amended Complaint”), adding us as a defendant, and asserting an additional claim for an alleged violation of the Cartwright Act, California’s antitrust law, alleging that we conspired with all of the co-defendants (various mortgage lenders and mortgage brokers) to allow them to engage in allegedly false advertising on our Web site while also precluding AI from advertising on our Web site.  The Amended Complaint sought an undisclosed sum of monetary damages, restitution of profits, compensation acquired as a result of the allegedly wrongful conduct, attorney’s fees, costs, and injunctive relief. We filed a special motion to strike the Amended Complaint under California’s anti-SLAPP (Strategic Lawsuits Against Public Participation) statute, contending that (i) AI’s claims against us were all based on publishing decisions protected by the First Amendment of the United States Constitution and its counterpart in the California Constitution, and (ii) AI could not establish a probability of success on the merits of its claims.  We also filed a demurrer to the Amended Complaint, contending that it failed to state facts constituting a valid cause of action against us.  AI filed motions (i) for a preliminary injunction against us, seeking an order requiring us to publish AI’s advertisements and to cease publishing the alleged false advertisements of AI’s competitors, and (ii) seeking sanctions against us for having filed an allegedly “frivolous” anti-SLAPP motion.  By Orders dated April 24, and May 22, 2003, the trial court (i) denied our anti-SLAPP motion, (ii) granted our demurrer as to AI’s common law unfair competition claim, but otherwise overruled the demurrer, (iii) denied AI’s motion for a preliminary injunction, and (iv) denied AI’s motion for sanctions. On May 22, 2003, we appealed the order denying our anti-SLAPP claim, and AI, among other things, appealed the order denying AI’s motion for preliminary injunction.  The Court of Appeal of the State of California, Fourth Appellate District, affirmed the various appeals and denied all relief requested. On January 15, 2004, AI filed its Second Amended Complaint asserting five counts, including claims for (i) false advertising under the Lanham Act, against all defendants, (ii) restraint of trade under the Cartwright Act, against all defendants, (iii) intentional interference with economic relations, against defendants other than us, (iv) intentional interference with prospective economic advantage, against some defendants including us, and (v) false advertising and unfair trade practices, against all defendants.  The complaint seeks unspecified damages, including treble damages, interest, attorney’s fees, and costs, disgorgement of property and profits allegedly wrongfully acquired, restitution, an accounting, and injunctive relief. On December 20, 2004, we received a Statement of Damages (the “Statement”) by which AI, for the first time, has indicated the amount of damages it allegedly seeks.  In the Statement the AI states, without factual explanation, that it “is informed and believes that its damages are not less than $16.5 million,” allegedly “incurred as a proximate result of [all] defendants’ wrongful conduct.”  AI seeks to have those damages trebled and also seeks “reasonable attorney’s fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs.  In connection with the causes of action for intentional interference with economic relations and prospective economic advantage, AI in its Statement “reserves the right to seek not less than $33 million in punitive damages when it seeks a judgment” in the action. We believe that all of AI’s claims against it are factually and legally without merit.  We will continue vigorously to defend ourself against all AI’s claims, and will continue to seek redress through all applicable remedies for any injuries suffered by us in connection with this matter. At December 31, 2004, the outcome of this matter was uncertain. We cannot estimate at this time, the amount of loss, if any, that could result from an adverse resolution of this litigation.

In February 2005, we settled a contractual dispute with a former Internet and co-location facility provider for $120,000. This amount is included in legal settlements in the accompanying statement of operations for the year ended December 31, 2004.

Results of Operations and Critical Accounting Policies

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Year Ended December 31,
	2004	2003	2002

Statement of Operations Data
Revenue:
Online publishing	87%	86%	85%
Print publishing and licensing	13	14	15
Total revenue	100	100	100
Cost of revenue:
Online publishing	14	12	14
Print publishing and licensing	11	11	11
Total cost of revenue	25	23	25
Gross margin	75	77	75
Operating expenses:
Sales	11	14	16
Marketing	16	15	13
Product development	6	6	5
General and administrative	17	16	21
Legal settlements	1	—	—
Severance charge	1	—	—
Depreciation and amortization	2	2	2
	54	53	58
Income from operations	21	24	17
Other income (expense), net	1	1	—
Gain on early extinguishment of debt	—	—	8
Income before income taxes	22	25	25
Income tax benefit	12	8	—
Net income	34%	33%	25%

The following is our analysis of the results of operations for the periods covered by our financial statements, including a discussion of the accounting policies and practices (revenue recognition, allowance for doubtful accounts and valuation of deferred tax assets) that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements. Other accounting policies are contained in Note 2 to the financial statements in Item 8. A detailed discussion of our accounting policies and procedures is set forth in the applicable sections of this analysis.

Revenue

	Total Revenue Year Ended December 31,
Revenue:	2004	2003	2002
Online publishing	$33,942,241	$31,368,392	$22,651,216
Print publishing and licensing	5,262,020	5,253,099	3,919,815
Total revenue	$39,204,261	$36,621,491	$26,571,031

Online Publishing Revenue

We sell graphical advertisements on our Web site (including co-branded sites) consisting of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the cost per thousand impressions, or CPM, the advertiser receives. The amount of advertising we sell is a function of (1) the number of visitors to our Web site, (2) the number of ad pages we serve to those visitors, (3) the number of advertisements per page, and (4) the capacity of our sales force. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the  number of impressions over the contract term is guaranteed,  the monthly invoiced amount is based on the monthly contractual number of impressions to be delivered at the contractual price, or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned income on the balance sheet and is recognized later when the under-delivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. Additionally, we generate revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to our Web site transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser, subject to our verification. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. We also sell hyperlinks (interest rate table listings) to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned. We also sell text links on its rate pages to advertisers on a cost-per-click (“CPC”) basis. Advertisers enter an auction bidding process on a third party Web site for placement of their text link based on the amount they are willing to pay for each click though to their Web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process.

Online publishing revenue also includes barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. We follow the accounting literature provided by EITF 99-17, Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on our Web site. Barter expense is recognized when our advertisements are run on the other companies’ Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to our delivering the advertising impressions, a liability is recorded. If we deliver advertising impressions to the other companies’ Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at December 31, 2004 and 2003. Barter revenue was approximately $3,088,000, $3,164,000, and $2,912,000, and represented approximately, 8%, 9%, and 11% of total revenue, respectively, for the years ended December 31, 2004, 2003 and 2002.

	Online Publishing Revenue Year Ended December 31,
	2004		2003		2002
		YTY Change		YTY Change
Graphic ads	$16,368,024	13%	$14,436,287	32%	$10,936,034
Hyperlinks	14,486,226	5%	13,768,359	56%	8,803,208
Barter	3,087,991	-2%	3,163,746	9%	2,911,974
	$33,942,241	8%	$31,368,392	38%	$22,651,216

Online publishing revenue was $33,942,000, $31,368,000, and $22,651,000 in 2004, 2003 and 2002, respectively, representing annual growth rates of 8% and 38% for 2004 and 2003, respectively. Excluding barter revenue, online publishing revenue was $30,854,000, $28,205,000, and $19,739,000 in 2004, 2003 and 2002, respectively, representing annual growth rates of 9% and 43% for 2004 and 2003, respectively.

Graphic advertisement sales were $1,932,000, or 13%, higher in 2004 due to higher CPM’s, offsetting an 11.6 million, or 3%, decline in page views compared to 2003. We also sold 130.1 million, or 10%, more ads during 2004 compared to 2003. During 2004, graphic advertisements were purchased by an average of 73 graphic advertisers monthly compared to 63 in 2003. The slower growth in 2004 reflects lower post-refinance mortgage demand.

During 2004, we sold graphic advertisements to seven mortgage lead aggregators that generated approximately 50% of our graphic advertising revenue while using approximately 60% of our available inventory. In January, 2005, we entered into exclusive agreements with LowerMyBills, Inc. and iHomeowners, Inc. (the “companies”), respectively. Under the terms of the agreements, we will run graphic advertisements from the companies on our home page, mortgage and refinance channels, calculators, and other areas of our Web site on a category exclusive basis, at agreed-upon CPM’s, and utilizing approximately 40% of available inventory. We may also participate in a performance-based revenue sharing opportunity with each of the companies. The agreements continue until the later of December 31, 2005 or until such time as we deliver the total number of advertising impressions specified in the agreements. We believe that we will earn more revenue from these agreements than we were able to earn with the seven mortgage lead aggregators. We also believe that we can sell the inventory that will become available at higher CPM’s than we were able to yield from the aggregators.

  Graphic advertisement sales were $3,500,000, or 32%, higher in 2003 than in 2002 as approximately 601 million, or 87%, more advertisements were sold in 2003 compared to 2002. This increase was a direct result of serving approximately 137 million, or 51%, more page views in 2003 compared to 2002. However, graphic advertisements were sold at approximately 29% lower CPM’s as we monetized the increase in page views albeit at lower rates. Graphic advertisement pricing is sensitive to market supply and demand, the interest rate environment and consumer spending patterns. During 2003, graphic advertisements were purchased by an average of 63 graphic advertisers monthly compared to 59 in 2002.

Hyperlink sales were $718,000, or 5%, higher in 2004 than in 2003 due to higher pricing even though the average number of monthly advertisers dropped by approximately 100 during 2004. During 2004, there were approximately 485 advertisers on average each month compared to 585 during 2003.

 Hyperlink sales were $4,965,000, or 56%, higher in 2003 than in 2002 due to a 22% increase in the number of average monthly hyperlink advertisers over 2002. During 2003, there were approximately 107 more hyperlink advertisers on average each month than in 2002. We also implemented price increases ranging from 10% to 20% that impacted 2003 contract renewals.

 Consumer demand for our mortgage-related services heightened during 2002 and continued into early 2004 due to the declining interest rate environment. Our advertisers increased their spending in efforts to capitalize on this demand during these periods.

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

 Historically, our first calendar quarter had been our highest in terms of page views, and we had typically experienced a slowdown in traffic during our third and fourth quarters. During 2002, certain traffic initiatives and expanded commitments from our distribution partners as well as the activity in mortgage lending caused increases in traffic inconsistent with our historical trends that continued through the second quarter of 2004. As brand awareness continues to strengthen for Bankrate.com, we believe our quarterly page views will become more consistent with a possible decline in the fourth quarter due to the holiday seasons.

	Page Views (Millions)
	2004	2003	2002	2001	2000
Q1	117.2	106.7	58.4	70.5	37.0
Q2	92.6	121.8	48.0	52.2	34.1
Q3	92.0	100.3	82.1	47.3	30.5
Q4	91.3	75.8	79.3	66.5	32.8
Year	393.1	404.6	267.8	236.5	134.4

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

	Print Publishing & Licensing Revenue Year Ended December 31,
	2004		2003		2002
		YTY Change		YTY Change
Consumer Mortage Guide	$4,405,629	0%	$4,402,741	46%	$3,008,621
Editorial	856,391	1%	850,358	-7%	911,194
	$5,262,020	0%	$5,253,099	34%	$3,919,815

Print publishing and licensing revenue for the year ended December 31, 2004 was essentially unchanged from the prior year. We ended 2004 with 28 Consumer Mortgage Guide contracts, the same as in 2003, continuing the lower post-refinance consumer demand. Editorial sales were up 1% over 2003 reflecting the newspapers continuing efforts to cut costs and reduce their editorial advertising content spending.

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

Our syndicated editorial content and research revenue declined 9% from 2001 to 2002 and 7% from 2002 to 2003.  We believe that newspapers are continuously forced to reduce expenses as the Internet and other non-print media make it easier for consumers to obtain information. During 2003 and 2002, we saw our newspaper customers reduce their spends with us as they became more unwilling to pay for content. While we are constantly looking for new business, we believe that the branding, marketing and public relations exposure benefits received in serving our existing customer base of major metropolitan newspapers outweigh the loss in revenue.

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

	Online Publishing Gross Margin Year Ended December 31,
	2004	2003	2002
Online publishing revenue, excluding barter	$30,854,250	$28,204,646	$19,739,242
Cost of online publishing revenue	5,534,456	4,514,023	3,812,765
Gross margin	$25,319,794	$23,690,623	$15,926,477
	82%	84%	81%

Online publishing costs increased $1,020,000, or 23%, over 2003. The increase in direct costs was due primarily to higher revenue sharing payments ($880,000, or 62%) to our distribution partners reflecting higher associated revenue and traffic; and higher human resource costs ($255,000, or 12%) due to the addition of four full-time equivalent employees during 2004 and merit increases.

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

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses directly associated with print publishing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Consumer Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs vary proportionately with the related revenue and increased $315,000, or 8%, in 2004 compared to 2003, and $1,182,000, or 41%, in 2003 compared to 2002. Revenue sharing payments were $154,000, or 4%, and $1,103,000, or 48%, higher in 2004 and 2003, respectively. The decline in our syndicated editorial content and research revenue has contributed to a 4% and 7% decline in the print publishing & licensing gross margin in 2003 and 2002, respectively.

	Print Publishing & Licensing Gross Margin December 31,
	2004	2003	2002
Print publishing & licensing revenue	$5,262,020	$5,253,009	$3,919,815
Cost of print publishing & licensing revenue	4,359,444	4,043,970	2,862,338
Gross margin	$902,576	$1,209,129	$1,057,477
	17%	23%	27%

Other Expenses

Sales

Sales expenses represent direct selling expenses of the advertising sales team, principally for online advertising, and include compensation and benefits for sales personnel, sales commissions, and allocated overhead. Sales expenses for the year ended December 31, 2004 decreased  $853,000, or 17%, from 2003 due to lower sales commissions ($1,013,000, or 42%) resulting from lower online revenue growth in 2004, and modifications to the sales compensation plans; offset by higher salaries and recruiting costs. Sales expenses for the year ended December 31, 2003 increased $764,000, or 18%, compared to 2002 due to higher sales commissions ($612,000 or 34%) resulting from an $8.5 million increase in online sales; and $357,000 higher human resources costs from adding 5 full-time equivalent sales employees during 2003. Those increases were offset by approximately $165,000 lower consulting and market research costs.

Marketing

Marketing expenses represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay per performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs. Marketing expenses also include barter expense, which represents the cost of our advertisements that are run on other companies’ Web sites in our barter transactions. Barter expense was $3,088,000, $3,164,000, and $2,920,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Excluding barter expense, marketing expenses would have been $3,269,000, $2,332,000, and $557,000 for the years ended December 31, 2004, 2003 and 2002, respectively. For all years presented, marketing expenses increased due primarily to key word (pay per performance) campaigns on Internet search engines as traffic acquisition becomes more competitive. We anticipate having to spend at comparable levels in the foreseeable future.

Product Development

Product development expenses represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming and other technology costs. Product development expenses for 2004 were $135,000, or 6%, higher than 2003 primarily due to the expenses associated with the design and development of new products and higher human resources costs. Product development expenses for 2003 were $849,000, or 60%, higher than 2002 due to approximately $576,000 of expenses associated with the design and development of new products; and approximately $153,000 of higher human resources and training costs.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. As a percentage of total revenue excluding barter, general and administrative expenses were 18%, 17%, and 23% in 2004, 2003 and 2002, respectively.

For the year ended December 31, 2004, general and administrative expenses were $854,000, or 15%, higher than the same period in 2003 due to the following: $437,000 higher human resource costs and recruiting fees related to merit increases and new hire searches; $82,000 higher Internet hosting services fees due to increased bandwidth utilization; $168,000 higher consulting and outside professional service fees; and $555,000 in bad debt expense to increase the allowance for doubtful accounts supporting higher sales levels and receivable balances. These higher costs were offset by $282,000 lower incentive plan accruals based on measurements to plan, and $125,000 lower Nasdaq filing fees as both national market and SmallCap Market initial listing fees were paid in 2003.

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

Severance and Legal Settlement Charges

On August 10, 2004, we entered into a Separation and General Release Agreement (the “Agreement”) with our former President and CEO (“former CEO”) pursuant to the terms of an Executive Employment Agreement dated April 27, 2002 (the “Executive Employment Agreement”). The Agreement provided, among other things, that the former CEO (i) resign as a director of the Company as of August 10, 2004; (ii) release and forever discharge the Company from any and all claims the former CEO had or may have against the Company; (iii) the former CEO’s last day as an employee of the Company was extended until October 21, 2004; (iv) on August 19, 2004, the Company paid the former CEO $125,000, subject to standard withholdings and deductions for the payment of certain of the former CEO’s legal fees; (v) on August 19, 2004, the Company paid $54,207, subject to standard withholdings, for accrued vacation pay; (vi) on August 19, 2004, the Company paid $10,000 to a third party for outplacement and transitional counseling services; (vii) on August 19, 2004, the Company paid for the former CEO’s unpaid and reasonably approved business expenses; (viii) the Company will provide the former CEO with certain health insurance benefits through June 21, 2005 in accordance with the terms of the Executive Employment Agreement, and (ix) on October 21, 2004, the Company paid the former CEO $125,000, subject to standard withholdings. The Company recorded $260,000 as a severance charge in the quarter ended June 30, 2004.

In July 2000, we sold our former wholly owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, we agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. On October 8, 2004, we were notified that the buyer settled the litigation matter, effective October 1, 2004, and we reimbursed the buyer $390,000 under the indemnity. The $390,000 was recorded in the quarter ended September 30, 2004 as a legal settlement charge.

In February 2005, we settled a contractual dispute with a former Internet and co-location facility provider for $120,000. This amount is included in legal settlements in the accompanying statement of operations for the year ended December 31, 2004.

Depreciation and Amortization

Depreciation and amortization represents the cost of capital asset acquisitions spread over their expected useful lives. These expenses are spread over three to seven years and are calculated on a straight-line basis. During 2004, we purchased approximately $1,065,000 of depreciable assets, primarily in the third and fourth quarters, and depreciation and amortization increased $62,000, or 9%, over 2003. During 2003, we purchased approximately $408,000 of depreciable assets and depreciation and amortization increased $59,000, or 10%, over 2002.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income on invested cash and cash equivalents, and interest expense on capital lease obligations and the 10% convertible subordinated note payable associated with the Pivot acquisition. Other income (expense), net for the year ended December 31, 2004 was $167,000, or 69%, higher than the comparable amount in 2003 due to higher cash balances and a non-refundable cash advance, net of commissions, of $42,000 from a book authored by the Company’s Chief Operating Officer. Other income (expense), net for the year ended December 31, 2003 was $160,000, or 193% higher than in 2002 due to a $9.9 million increase in cash balances during the year.

Income Taxes

Our effective rate differs from the statutory federal income tax rate, primarily as a result of the changes in the valuation allowance on deferred tax assets.

As required by Statement of Financial Accounting Standards (“SFAS”) No. 109, we recognize tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. Up to the third quarter of 2003, we had provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with our future profitability. In the fourth quarter of 2003 management reassessed the valuation allowance previously established against deferred tax assets. Factors considered included: historical results of operations, volatility of the economic and interest rate environment and projected earnings based on current operations. Based on this evidence, we concluded that it was more likely than not that a portion of the deferred tax assets would be realized and, accordingly, released $3,400,000 of the valuation allowance, which resulted in an income tax benefit of approximately $3,100,000.

During the quarters ended March 31, June 30, and Sept 30, 2004, we continued to evaluate the need for a valuation allowance against the deferred tax asset.  We completed our business planning process during the fourth quarter of 2004, which included the following strategic initiatives for 2005: the enhancement of our quality control process and procedures; the re-design of our Web site; the execution of exclusive advertising contracts with two mortgage lead aggregators; broadening the breadth and depth of our products and services; a reorganization of our advertising sales force; and the migration to a cost-per-click revenue model on our rate tables.  Considering these strategic initiatives and their impact on future earnings potential, as well as our recent profitability, we concluded that it is more likely than not that we will generate sufficient taxable income in future periods to realize the entire deferred tax asset. At December 31, 2004, we reversed the remaining $9,400,000 valuation allowance resulting in an income tax benefit of $4,800,000 and a net deferred tax asset of $11,400,000.  The realization of the $11,400,000 deferred tax asset depends on our ability to continue to generate taxable income in the future. If we determine that we will not be able to realize all or a portion of the deferred tax asset in the future, an adjustment to the deferred tax asset will be charged against earnings in the period such determination is made.  Approximately $1,200,000 of the valuation allowance was attributable to the tax benefit of stock options exercised in a prior year.  The income tax benefit relating to stock option exercised during 2004 was approximately $2,000,000, for a total current year benefit of approximately $3,200,000 which was allocated to stockholders’ equity.

At December 31, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $28,400,000, which expire beginning in 2012 through 2021. The amount of net operating loss carryforwards may also be limited if the Company has an ownership change.

Related Party Transactions

The Company leased office space in North Palm Beach, Florida from Bombay Holdings, Inc., which is wholly-owned by Peter C. Morse, a director and 32% stockholder. Total rent paid to Bombay for the years ended December 31, 2004, 2003 and 2002 was approximately $244,000, $305,000, and $296,000, respectively. That lease was terminated effective December 31, 2004.

During 2004, 2003 and 2002, the Company paid an outside director consulting fees of approximately $17,000, $50,000, and $53,000, respectively. No such fees are anticipated in 2005 as the consulting arrangement was terminated in 2004.

Quarterly Results of Operations

The following table presents certain unaudited quarterly statement of operations data for each of the last 8 quarters through the year ended December 31, 2004. The information has been derived from our unaudited condensed consolidated financial statements. In the opinion of our management, the unaudited condensed financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in this Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31, 2004				Year Ended December 31, 2003
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(In thousands, except share and per share data)
Revenue:
Online publishing	$8,982	$8,694	$8,158	$8,107	$7,334	$8,197	$8,114	$7,723
Print publishing and licensing	1,292	1,417	1,311	1,243	1,212	1,355	1,347	1,339
Total revenue	10,274	10,111	9,469	9,350	8,546	9,552	9,461	9,062
Cost of revenue:
Online publishing	1,420	1,424	1,337	1,353	1,240	1,342	1,303	1,433
Print publishing and licensing	1,042	1,177	1,089	1,051	1,008	1,057	1,032	1,041
Total cost of revenue	2,462	2,601	2,426	2,404	2,248	2,399	2,335	2,474
Gross margin	7,812	7,510	7,043	6,946	6,298	7,153	7,126	6,588
Operating expenses:
Sales	1,303	1,071	915	897	1,026	1,139	1,111	985
Marketing	1,750	1,805	1,358	1,445	1,198	1,372	1,412	1,489
Product development	606	618	600	582	432	563	620	561
General and administrative	1,687	1,530	1,678	1,773	1,470	1,458	1,438	1,446
Legal settlements	—	—	390	120	—	—	—	—
Severance charge	—	260	—	—	—	—	—	—
Depreciation and amortization	172	193	187	190	191	163	162	165
	5,518	5,477	5,128	5,007	4,317	4,695	4,743	4,646
Income from operations	2,294	2,033	1,915	1,939	1,981	2,458	2,383	1,942
Other income (expense), net	77	77	138	118	38	63	65	76
Income before income taxes	2,371	2,110	2,053	2,057	2,019	2,521	2,448	2,018
Income tax benefit	—	—	—	4,766	—	—	—	3,100
Net income	$2,371	$2,110	$2,053	$6,823	$2,019	$2,521	$2,448	$5,118
Basic and diluted net income per share:
Net income-
Basic	$0.16	$0.14	$0.13	$0.43	$0.14	$0.17	$0.16	$0.34
Diluted	0.15	0.13	0.13	0.42	0.13	0.16	0.16	0.32
Weighted average common shares outstanding:
Basic	15,198,675	15,310,318	15,506,719	15,732,686	14,162,059	14,472,485	14,941,600	15,090,378
Diluted	15,958,487	16,084,565	15,869,708	16,288,812	15,423,056	15,478,477	15,787,803	15,857,834

Liquidity and Capital Resources

Our principal source of liquidity is the cash generated by our operations. As of December 31, 2004, we had working capital of $36,375,000, and our primary commitments were approximately $1,636,000 in operating lease payments over the next five years, and capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $3,279,000 through December 31, 2005. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or off-balance sheet arrangements.

Contractual Obligations

The following table represents the amounts of payments due under the specified types of contractual obligations.

	Payments Due (In thousands)
	Less than one year	One to three years	Three to five years	More than five years
Contractual obligations
Long-term debt obligations	$—	$—	$—	$—
Capital lease obligations (1)	—	—	—	—
Operating lease obligations (1)	732,821	570,025	333,615	—
Purchase obligations (2)	678,590	312,504	—	—
Other long-term obligations	—	—	—	—

——————

(1)

Includes our obligations under existing operating leases. See Note 7 to our financial statements in Item 8. for further details related to our lease obligations.

(2)

Represents base contract amounts for Internet hosting, co-location services, content distribution and other infrastructure costs.

During the year ended December 31, 2004, we generated $7,044,000 of net cash from operating activities. Our net income of $13,356,000 was adjusted for depreciation and amortization of $743,000; and bad debt expense of $555,000; the tax benefit of incentive stock options exercised during 2004 of $3,170,000, and a deferred tax benefit of $8,007,000, both resulting from reversing the remaining allowance against deferred tax assets as of December 31, 2004 (see Note 5 to the financial statements in Item 8); and a net negative change in the components of operating assets and liabilities of $2,774,000. Of this negative change, $1,867,000 resulted from an increase in accounts receivable and $521,000 resulted from an increase in other assets. Accounts receivable balances were higher at December 31, 2004 supporting higher sales levels, and the slow-down of refinance activity during 2004 that negatively impacted certain customers. We also had more sales to larger customers purchasing advertising through agencies during 2004. These accounts tend to run higher balances and take somewhat longer to collect. Our average collections on accounts were $2,889,000, or 63%, of the average monthly account balances, down on a percentage basis from 81% in 2003. Our accounts receivable turnover and days sales outstanding also declined slightly to 7.86 and 46, respectively, compared to 9.82 and 37, respectively, in 2003. The increase in other assets was primarily due to an increase in prepaid expenses related to the purchase of software licenses and maintenance agreements, and an insurance claim receivable from damages sustained during the two hurricanes in September 2004. During 2004, net cash of $1,066,000 was used to purchase equipment and other fixed assets. We expect to spend approximately $286,000 in 2005 for capital expenditures, upgrading licenses and software maintenance contracts. We relocated our North Palm Beach office facility due to damages sustained during the two hurricanes that hit our area in September 2004. We entered into a sublease for new office space with annual rent of approximately $303,400 expiring December 31, 2007. Net cash provided by financing activities consisted primarily of the proceeds from 666,440 stock options exercised at strike prices between $0.85 and $13.00.

During the year ended December 31, 2003, we generated $8,114,000 of net cash from operating activities. Net income was adjusted for non-cash charges of $792,000 and the $3,400,000 non-cash reversal of deferred tax asset reserves (see Note 5 to the financial statements); and a net negative change in the components of working capital of $1,383,000. During 2003, our average collections on accounts were $2,761,000, or 81%, of average monthly account balances, up from $1,892,000, or 78%, of average monthly account balances in 2002. Our accounts receivable turnover and days sales outstanding  remained strong at 9.82 and 37, respectively, in 2003, and 9.75 and 37, respectively, in 2002. Investing cash activities in 2003 consisted of $408,000 of equipment purchases and licenses. Cash from financing activities consisted primarily of the proceeds from 1,116,203 stock options exercised at strike prices between $0.85 and $8.13.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”). Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Statement 150 requires that an issuer classify a financial instrument that is within the scope of Statement 150 as a liability. Statement 150 was effective for financial instruments entered into or modified after May 31, 2003, was otherwise effective for the Company beginning September 1, 2003, and had no impact on our financial statements as we do not maintain any such financial instruments.

In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R were effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ended after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer were to apply FIN 46R to those entities that were considered to be special-purpose entities no later than the end of the first reporting period that ended after December 15, 2003. We are not involved with any special purpose entities as defined by FIN 46R and, accordingly, the provisions of FIN 46R did not have any accounting implications.

In December 2004, the FASB issued SFAS No. 123R which requires the measurement of all employee share-based payments to directors and employees, including stock option grants, using a fair value-based method and the recording of such expense in our statements of operations. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS No. 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Pro Forma Disclosures Under SFAS No. 148” in Note 1 above for the pro forma net income and earnings per share amounts for the years ended December 31, 2004, 2003 and 2002, as if we had used a fair value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for director and employee stock option grants. We are evaluating the requirements under SFAS No. 123R and expect the adoption to significantly reduce net income and earnings per share.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of December 31, 2004, all of our cash equivalents mature in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	36-37

Balance Sheets as of December 31, 2004 and 2003	38

Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	39

Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	40

Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	41

Notes to Financial Statements	42-57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Bankrate, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Bankrate, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Bankrate, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Bankrate, Inc. based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bankrate, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, Bankrate, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the balance sheets of Bankrate, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

KPMG LLP

Fort Lauderdale, Florida

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Bankrate, Inc.:

We have audited the accompanying balance sheets of Bankrate, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. The financial statements are the responsibility of the management of Bankrate, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bankrate, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Bankrate, Inc. as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Fort Lauderdale, Florida

March 11, 2005

BANKRATE, INC.

Balance Sheets

	December 31, 2004	December 31, 2003
Assets
Cash and cash equivalents	$27,735,267	$20,874,482
Accounts and notes receivable, net of allowance for doubtful accounts of $400,000 and $230,000 at December 31, 2004 and 2003, respectively	4,343,747	3,031,882
Deferred income taxes, current portion	4,359,058	3,400,000
Insurance claim receivable	241,015	—
Other current assets	369,572	343,311
Total current assets	37,048,659	27,649,675
Furniture, fixtures and equipment, net	1,275,605	796,928
Deferred income taxes	7,047,521	—
Intangible assets, net	205,656	73,201
Other assets	429,079	463,463
Total assets	$46,006,520	$28,983,267
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$1,386,164	$1,227,463
Accrued expenses	1,749,058	2,226,905
Deferred revenue	192,357	181,110
Other current liabilities	93,352	116,551
Total current liabilities	3,420,931	3,752,029
Other liabilities	251,391	306,274
Total liabilities	3,672,322	4,058,303
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share-- 100,000,000 shares authorized; 15,780,811 and 15,114,371 shares issued and outstanding at December 31, 2004 and 2003, respectively	157,808	151,144
Additional paid in capital	70,137,462	66,091,014
Accumulated deficit	(27,961,072)	(41,317,194)
Total stockholders’ equity	42,334,198	24,924,964
Total liabilities and stockholders’ equity	$46,006,520	$28,983,267

See accompanying notes to financial statements.

BANKRATE, INC.

Statements of Operations

	Year Ended December 31,
	2004	2003	2002
Revenue:
Online publishing	$33,942,241	$31,368,392	$22,651,216
Print publishing and licensing	5,262,020	5,253,099	3,919,815
Total revenue	39,204,261	36,621,491	26,571,031
Cost of revenue:
Online publishing	5,534,456	4,514,023	3,812,765
Print publishing and licensing	4,359,444	4,043,970	2,862,338
Total cost of revenue	9,893,900	8,557,993	6,675,103
Gross margin	29,310,361	28,063,498	19,895,928
Operating expenses:
Sales	4,186,799	5,039,892	4,275,826
Marketing	6,357,424	5,495,810	3,477,379
Product development	2,405,676	2,271,124	1,422,206
General and administrative	6,667,448	5,813,297	5,536,774
Legal settlements	510,000	—	—
Severance charge	260,000	—	—
Depreciation and amortization	742,659	680,826	621,458
	21,130,006	19,300,949	15,333,643
Income from operations	8,180,355	8,762,549	4,562,285
Other income (expense), net	410,107	242,759	82,833
Gain on early extinguishment of debt	—	—	2,021,792
Income before income taxes	8,590,462	9,005,308	6,666,910
Income tax benefit	4,765,660	3,100,000	—
Net income	$13,356,122	$12,105,308	$6,666,910
Basic and diluted earnings per share:
Basic	$0.87	$0.84	$0.48
Diluted	$0.84	$0.79	$0.46
Weighted average common shares outstanding:
Basic	15,438,097	14,473,151	13,997,168
Diluted	15,975,382	15,299,734	14,609,359

See accompanying notes to financial statements.

BANKRATE, INC.

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2001	13,996,950	$139,969	$63,931,555	$(60,089,412)	$3,982,112
Stock options exercised	1,218	13	1,023	—	1,036
Net income for the period	—	—	—	6,666,910	6,666,910
Balances, December 31, 2002	13,998,168	139,982	63,932,578	(53,422,502)	10,650,058
Stock options exercised	1,116,203	11,162	2,158,436	—	2,169,598
Net income for the period	—	—	—	12,105,308	12,105,308
Balances, December 31, 2003	15,114,371	151,144	66,091,014	(41,317,194)	24,924,964
Stock options exercised	666,440	6,664	875,949	—	882,613
Tax benefit-stock options	—	—	3,170,499	—	3,170,499
Net income for the period	—	—	—	13,356,122	13,356,122
Balances, December 31, 2004	15,780,811	$157,808	$70,137,462	$(27,961,072)	$42,334,198

See accompanying notes to financial statements.

BANKRATE, INC.

Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$13,356,122	$12,105,308	$6,666,910
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	—	—	(2,021,792)
Depreciation and amortization	742,659	680,826	621,458
Bad debt expense	554,935	110,771	121,863
Tax benefit-stock options	3,170,499	—	—
Deferred tax benefit	(8,006,579)	(3,400,000)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,866,800)	(764,118)	(1,241,442)
Increase in other assets	(521,161)	(137,170)	(236,824)
Increase in accounts payable	158,701	418,395	110,014
Increase (decrease) in accrued expenses	(477,847)	(864,112)	1,195,595
Increase (decrease) in other liabilities	(78,082)	37,962	220,840
Increase (decrease) in deferred revenue	11,247	(73,971)	(92,78)
Net cash provided by operating activities	7,043,694	8,113,891	5,343,834
Cash flows from investing activities:
Purchases of equipment	(1,065,522)	(408,314)	(660,925)
Net cash used in investing activities	(1,065,522)	(408,314)	(660,925)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(1,254)	(38,416)
Proceeds from exercise of stock options	882,613	2,169,598	1,036
Repayment of 10% convertible subordinated note	—	—	(3,400,000)
Net cash provided by (used in) financing activities	882,613	2,168,344	(3,437,380)
Net increase in cash and cash equivalents	6,860,785	9,873,921	1,245,529
Cash and equivalents, beginning of period	20,874,482	11,000,561	9,755,032
Cash and equivalents, end of period	$27,735,267	$20,874,482	$11,000,561
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$323	$44,818
Cash paid during the period for income taxes	$128,500	$283,000	$—

See accompanying notes to financial statements.

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Bankrate, Inc. (the “Company”) owns and operates an Internet-based consumer banking marketplace.  The Company’s flagship Web site, Bankrate.com, is the Web’s leading aggregator of information on more than 300 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company is organized under the laws of the state of Florida.

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

Allowance for Doubtful Accounts Receivable

The Company’s allowance for doubtful accounts receivable is maintained for estimated losses resulting from the inability or unwillingness of its customers to make required payments. The Company looks at historical write-offs and revenue growth when determining the allowance for doubtful accounts.  If the financial condition of those customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances could be necessary.

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

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets and Long-Lived Assets

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

Basic and Diluted Earnings Per Share

 The Company computes basic earnings per share by dividing net income for the year by the weighted average number of shares outstanding for the year. Diluted earnings per share includes the effects of common stock equivalents, consisting of outstanding stock options, to the extent the effect is not antidilutive.

The following table presents the computation of basic and diluted earnings per share.

	Year Ended December 31,
	2004	2003	2002

Net income	$13,356,122	$12,105,308	$6,666,910

Weighted average common shares outstandings	15,438,097	14,473,151	13,997,168
Additional dilutive shares related to stock options	537,284	826,583	612,191
Total weighted average common shares and equivalents
outstanding for diluted earnings per share calculation	15,975,382	15,299,734	14,609,359
Basic and diluted earnings per share:
Basic Diluted	$0.87	$0.84	$0.48
	$0.84	$0.79	$0.46

Stock options outstanding that could potentially dilute basic earnings per share in the future (but were not included in diluted earnings per share because their effect on periods presented was antidilutive) totaled 389,775, 80,775 and 522,306 at December 31, 2004, 2003 and 2002, respectively. On January 3, 2005, the Company granted options to purchase a total of 50,000 shares of common stock (10,000 each) to the independent outside directors of its Board of Directors. On February 1, 2005, the Company granted options to purchase a total of 270,500 shares of common stock to certain executive officers and employees.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan options. Under this method, compensation is recognized over the grant’s vesting period only if the current market price of the underlying stock on the date of grant exceeds the exercise price. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148.

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Pro Forma Disclosures Under SFAS No. 148

The following table provides the fair value of the options granted during the three-year period ended December 31, 2004 using the Black-Scholes pricing model together with a description of the assumptions used to calculate the fair value:

	Year Ended December 31,
	2004	2003	2002
Weighted average fair value	$7.70	$2.95	$0.68
Expected volatility	100%	100%	100%
Risk free rate	3.7%	3.0%	4.0%
Expected lives	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%

 The Company applies APB Opinion No. 25 in accounting for its stock-based compensation. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net income and earnings per share would have been reported at the pro forma amounts indicated below.

	Year Ended December 31,
	2004	2003	2002
Net income:
As reported	$13,356,122	$12,105,308	$6,666,910

Less total stock-based employee compensation determined under fair value-based method for all awards, net of related tax effect	(2,206,033)	(420,996)	(1,135,051)
Pro forma	$11,150,090	$11,684,312	5,531,859
Basic and diluted earnings per common share as reported:
Basic	$0.87	$0.84	$0.48
Diluted	$0.84	$0.79	$0.46
Basic and diluted earnings per common share- pro forma:
Basic	$0.72	$0.81	$0.40
Diluted	$0.72	$0.81	$0.40
Weighted average common shares outstanding-reported:
Basic	15,438,097	14,473,151	13,997,168
Diluted	15,975,382	15,299,734	14,609,359
Weighted average common shares outstanding pro forma:
Basic and diluted	15,438,097	14,473,151	13,997,168

Deferred Compensation Plan

During 2002, the Company established a non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation liability (other non-current liabilities) was $251,391 and $306,274 at December 31, 2004 and 2003, respectively. The Company has established a grantor trust (Rabbi Trust) to provide funding for benefits payable under its non-qualified deferred compensation plan. The assets held in the trust at December 31, 2004 and 2003 amounted to $251,391 and $306,274, respectively. The Rabbi Trust’s assets consist of short-term cash investments and a managed portfolio of equity securities. These assets are included in other assets in the accompanying balance sheets.

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Online publishing-

The Company sells graphical advertisements on its Web site (including co-branded sites) consisting of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the cost per thousand impressions, or CPM, the advertiser receives. The amount of advertising the Company sells is a function of (1) the number of visitors to our Web site, (2) the number of ad pages we serve to those visitors, (3) the number of advertisements per page, and (4) the capacity of the Company’s sales force. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions to be delivered at the contractual price, or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned income on the balance sheet and is recognized later when the under-delivery is served. When the  number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. Additionally, the Company generates revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to its Web site transacts with one of its advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser. The Company is also involved in revenue sharing arrangements with its online partners where the consumer uses co-branded sites hosted by the Company. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue pursuant to the provisions of Emerging Issues Task Force (“EITF”) 99-19, Recording Revenue Gross as a Principal versus Net as an Agent. The Company also sells hyperlinks (interest rate table listings) to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned. The Company also sells text links on its rate pages to advertisers on a cost-per-click (“CPC”) basis. Advertisers enter an auction bidding process on a third party Web site for placement of their text link based on the amount they are willing to pay for each click through to their Web site. The Company recognizes revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process.

Online publishing revenue includes barter revenue, which represents the exchange by the Company of advertising space on the Company’s Web site for reciprocal advertising space on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. The Company follows the accounting literature provided by the EITF 99-17,

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction.  Revenue from barter transactions is recognized as income when advertisements are delivered on the Company’s Web site. Barter expense is recognized when the Company’s advertisements are run on the other companies’ Web sites, which is typically in the same period in which barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering its advertising impressions, a liability is recorded. If the Company delivers its advertising impressions to the customer’s Web site prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at December 31, 2004 and 2003. Barter revenue was approximately $3,088,000, $3,164,000, and $2,912,000, and represented approximately 8%, 9%, and 11% of total revenue, respectively, for the years ended December 31, 2004, 2003 and 2002.

Print publishing and licensing-

The Company sells advertisements for consumer mortgage rate tables. The rate tables and advertising are published in various newspapers under revenue sharing arrangements. Revenue is recognized when the tables are run in the newspaper. Revenue is recorded at gross amounts and revenue sharing payments are recorded in cost of revenue pursuant to the provisions of EITF 99-19.

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

Marketing Expenses

 Marketing expenses include advertising costs that are charged to expense as incurred, and barter expense that represents the cost the Company’s advertisements that are run on other companies’ Web sites in barter transactions. Advertising costs were approximately $3,269,000, $2,332,000 and $557,000, respectively, for the years ended December 31, 2004, 2003, 2002. Barter expense of approximately $3,088,000, $3,164,000, and $2,920,000 was recorded for the years ended December 31, 2004, 2003 and 2002, respectively.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”). Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Statement 150 requires that an issuer classify a financial instrument that is within the scope of Statement 150 as a liability. Statement 150 was effective for financial instruments entered into or modified after May 31, 2003, was otherwise effective for the Company beginning September 1, 2003, and had no impact on the Company’s financial statements as the Company does not maintain any such financial instruments.

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R were effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ended after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer were to apply FIN 46R to those entities that were considered to be special-purpose entities no later than the end of the first reporting period that ended after December 15, 2003. The Company

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

is not involved with any special purpose entities as defined by FIN 46R and, accordingly, the provisions of FIN 46R did not have any accounting implications.

In December 2004, the FASB issued SFAS No. 123R which requires the measurement of all employee share-based payments to directors and employees, including stock option grants, using a fair value-based method and the recording of such expense in the Company’s statements of operations. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS No. 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Pro Forma Disclosures Under SFAS No. 148” in Note 1 above for the pro forma net income and earnings per share amounts for the years ended December 31, 2004, 2003 and 2002, as if the Company had used a fair value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for director and employee stock option grants. The Company is evaluating the requirements under SFAS No. 123R and expects the adoption to significantly reduce net income and earnings per share.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3 - STOCK OPTION PLANS

1997 Equity Compensation Plan

 During 1997, the Company adopted the 1997 Equity Compensation Plan (the “Plan”) to provide directors, officers, non-employee members of the Board of Directors of the Company and certain consultants and advisors with the opportunity to receive grants of incentive stock options, non-qualified stock options and restricted stock. The Board of Directors has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition or other agreements relating to the grants. The aggregate number of common shares that may be issued under the Plan was initially 900,000. In January 1999, the Company amended the Plan to increase the number of shares authorized to 1,500,000 shares. As of December 31, 2004, 43,436 shares were available for grant under the Plan.

The exercise price of any option grant shall be determined by the Board of Directors and may be equal to, greater than, or less than the fair market value of the stock on the grant date. An incentive stock option may not be granted to an employee who at the time of the grant owns more than 10% of the total combined voting power of all classes of stock of the Company, unless the exercise price is not less than 110% of the fair market value of the stock on the date of the grant. Options granted vest over various periods ranging from 1 to 5 years and expire between 7 and 10 years after the date of grant.

Stock options for the purchase of 820,500, 30,500 and 539,733 shares, respectively, were granted to directors and employees during 2004, 2003 and 2002.

1999 Equity Compensation Plan

 In March 1999, the Company’s stockholders approved the 1999 Equity Compensation Plan (the “1999 Plan”), to provide designated employees of the Company, certain consultants and non-employee members of the Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The 1999 Plan was originally authorized to grant options for up to 1,500,000 shares. In April 2000, the Company amended the 1999 Plan to increase the number of shares authorized to 3,500,000. This amendment was approved by the Company’s stockholders. Options granted generally vest over four years, 25% after the first year and monthly thereafter over the remaining three years, and expire between 5 and 10 years after the date of grant. As of December 31, 2004, 1,180,340 shares were available for grant under the 1999 Plan. Stock options for the purchase of 977,500 and 811,936 shares, respectively, were granted under the 1999 Plan to employees during 2004 and 2002.  No stock options were granted under the 1999 Plan during the year ended December 31, 2003.

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

On January 3, 2005, each of the five independent outside directors were granted options to purchase 10,000 shares of common stock at $13.32, the fair market value of the common stock on the date of grant. The options vest on December 31, 2005 and expire 7 years from the date of grant.

On February 1, 2005, certain executive officers and employees were granted options to purchase 270,500 shares of common stock at $18.44, the fair market value of the common stock on the date of grant. The options vest during the four-year period following the date of grant. Twenty five percent of the options vest after the first year and the remaining vest monthly through the end of the vesting period and the options expire 7 years from the date of grant.

 Stock option activity during the years ended December 31, 2004, 2003, and 2002 was as follows:

	Number of Shares	Price Per Share	Weighted Average Exercise Price
Balance, December 31, 2001	710,981	$1.30 to $13.00	$3.96
Granted	1,351,669	$0.85 to $2.39	$1.00
Exercised	(1,218)	$0.85	$0.85
Forfeited	(3,319)	$0.85 to $13.00	$3.84
Expired	—	—	—
Balance, December 31, 2002	2,058,113	$0.85 to $13.00	$2.03
Granted	30,500	$1.00 to $3.90	$3.40
Exercised	(1,116,203)	$0.85 to $8.13	$1.94
Forfeited	(2,147)	$0.85 to $13.00	$3.38
Expired	—	—	—
Balance, December 31, 2003	970,263	$0.85 to $13.00	$1.20
Granted	1,798,000	$8.11 to $15.40	$10.14
Exercised	(666,440)	$0.85 to $13.00	$1.32
Forfeited	(63,579)	$12.43 to $12.63	$12.61
Expired	—	—	—
Balance, December 31, 2004	2,038,244	$0.85 to $15.40	$9.15

Additional information with respect to outstanding options as of December 31, 2004 was as follows:

	Options Outstanding		Options Exercisable
Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Average Exercise Price
$0.85	107,620	4.89	107,620	$0.85
$1.13 to $1.85	13,086	6.15	13,086	$1.27
$2.39 to $7.06	122,762	7.78	122,762	$2.68
$8.11 to $10.30	1,385,000	6.53	—	—
$12.43 to $15.40	409,776	5.55	105,775	$13.33
	2,038,244	6.65	349,243	$5.33

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 - FINANCIAL STATEMENT DETAILS

Allowance for doubtful accounts

	2004	2003	2002
Balance, beginning of year	$230,000	$200,000	$140,000
Provision	554,935	110,771	121,863
Write-offs	(395,677)	(82,019)	(67,280)
Recoveries	10,742	1,248	5,417
Balance, end of year	$400,000	$230,000	$200,000

Fixed Assets

Fixed assets consisted of the following:

	December 31,
	2004	2003
Furniture and fixtures	$311,672	$289,827
Computers and software	3,798,607	3,120,480
Equipment	110,571	115,829
Leasehold improvements	485,036	157,573
	4,705,886	3,683,709
Less accumulated depreciation and amortization	(3,430,281)	(2,886,781)
	$1,275,605	$796,928

Depreciation expense was $613,866, $542,283 and $539,372 for the years ended December 31, 2004, 2003 and 2002 respectively.

Intangible Assets

Intangible assets consisted of the following:

	December 31,
	2004	2003
Trademarks and URL’s	$146,366	$136,366
Software licenses	511,470	224,653
Other	26,362	26,362
	684,198	387,381
Less accumulated amortization	(478,542)	(314,180)
	$205,656	$73,201

Amortization expense was $128,793, $138,543 and $82,086 for the years ended December 31, 2004, 2003 and 2002, respectively.

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Other Assets

Other assets consisted of the following:

	December 31,
	2004	2003
Computer and software deposits	$83,857	$87,352
Deferred compensation plan assets	251,391	306,274
Other deposits	93,831	69,837
	$429,079	$463,463

Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2004	2003
Accrued payroll and related benefits	$141,403	$456,646
Vacation	364,160	357,469
Sales commissions	464,739	787,706
Marketing	173,000	—
Due to distribution partners	178,040	221,405
Professional fees	113,755	86,556
Legal and other	313,961	317,123
	$1,749,058	$2,226,905

NOTE 5 - INCOME TAXES

The components of the income tax benefit are as follows:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$2,761,525	$200,000	$—
State	479,394	100,000	—
Total current	3,240,919	300,000	—
Deferred:
Federal	(6,692,153)	(2,864,365)	—
State	(1,314,426)	(535,635)	—
Total deferred	(8,006,579)	(3,400,000)	—
Total income tax benefit	$(4,765,660)	$(3,100,000)	$—

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The difference between income tax expense computed at the statutory rate and the reported income tax benefit is as follows:

	Year Ended December 31,
	2004	2003	2002

Income taxes at statutory rate	$2,920,757	$3,061,805	$2,266,749
State income taxes, net of federal benefit	332,200	365,763	414,813
Nondeductible items and other	138,370	5,491	17,527
Stock option benefit included in prior year valuation allowance	1,212,198	—	—
Change in valuation allowance	(9,369,185)	(6,533,059)	(2,699,089)
Total income tax benefit	$(4,765,660)	$(3,100,000)	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

	December 31,
	2004	2003
Deferred Tax Assets:
Net operating loss carryforwards	$10,873,073	$12,144,123
Tax credit carryforwards	270,878	200,000
Accrued expenses	49,973	206,177
Depreciation and amortization	60,129	130,266
Allowance for doubtful accounts	152,526	88,619
Total gross deferred tax assets	11,406,579	12,769,185
Less valuation allowance	—	(9,369,185)
Net deferred tax assets	$11,406,579	$3,400,000

As required by Statement of Financial Accounting Standards (“SFAS”) No. 109, the Company recognizes tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. Up to the third quarter of 2003, the Company had provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with its future profitability. In the fourth quarter of 2003, the Company reassessed the valuation allowance previously established against deferred tax assets. Factors considered included: historical results of operations, volatility of the economic and interest rate environment and projected earnings based on current operations. Based on this evidence, the Company concluded that it was more likely than not that a portion of the deferred tax assets would be realized and, accordingly, released $3,400,000 of the valuation allowance, which resulted in an income tax benefit of approximately $3,100,000.

During the quarters ended March 31, June 30, and September 30, 2004, the Company continued to evaluate the need for a valuation allowance against the deferred tax asset.  The Company completed its business planning process during the fourth quarter of 2004, which included the following strategic initiatives for 2005: the enhancement of its quality control process and procedures; the re-design of its Web site; the execution of exclusive advertising contracts with two mortgage lead aggregators; broadening the breadth and depth of its products and services; a reorganization of its advertising sales force; and the migration to a cost-per-click revenue model on its rate tables. Considering these strategic initiatives and their impact on future earnings potential, as well as its recent profitability, the Company concluded that it is more likely than not that it will generate sufficient taxable income in future periods to realize the entire deferred tax asset. At December 31, 2004, the Company reversed the remaining $9,400,000 valuation allowance resulting in an income tax benefit of $4,800,000 and a net deferred tax asset of $11,400,000.  The realization of the $11,400,000 deferred tax asset depends on the Company’s ability to continue to

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

generate taxable income in the future. If the Company determines that it will not be able to realize all or a portion of the deferred tax asset in the future, an adjustment to the deferred tax asset will be charged against earnings in the period such determination is made.  Approximately $1,200,000 million of the valuation allowance was attributable to the tax benefit of stock options exercised in a prior year.  The income tax benefit relating to stock option exercised during 2004 was approximately $ 2,000,000, for a total current year benefit of approximately $3,200,000 which was allocated to stockholders’ equity.

At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $28,400,000, which expire beginning in 2012 through 2021. The amount of net operating loss carryforwards may also be limited if the Company has an ownership change.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leased office space in North Palm Beach, Florida from Bombay Holdings, Inc. (“Bombay”), which is wholly-owned by Peter C. Morse (“Morse”), a director and 32% stockholder. Total rent paid to Bombay for the years ended December 31, 2004, 2003 and 2002 was approximately $244,000, $305,000, and $296,000, respectively. In November 2004, the Company entered into a sublease for new space and the Bombay lease was terminated effective December 31, 2004.

During 2004, 2003 and 2002, the Company paid an outside director consulting fees of approximately $17,000, $50,000, and $53,000, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

Bombay is wholly-owned by Morse. The Company leased office space in North Palm Beach, Florida from Bombay under the terms of a three-year lease agreement dated January 1, 2004. The lease was terminated on December 31, 2004.

On November 18, 2004, the Company entered into a sublease with an outside party for  office space in North Palm Beach. The lease expires on December 31, 2007 and contains a one-time right to cancel on May 1, 2005 under certain conditions.

The Company leases office space in New York City under the terms of a lease entered into on October 7, 1999 expiring September 30, 2006. Facilities leased in Los Angeles, California are on a month-to-month basis. In February 2005, the Company entered into twelve month leases for approximately 200 square feet of office space in Chicago, Illinois, and for approximately 300 square feet of office space in San Francisco, California. Both leases expire on February 28, 2006.

Total rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $498,000, $513,000, and $483,000, respectively. During 2004, 2003 and 2002, the Company also recorded sublease rental income of approximately $28,000, $54,000 and $25,000, respectively, under the terms of a sublease agreement that expired on June 21, 2004.

Future minimum lease payments under non-cancelable operating leases having lease terms in excess of one year as of December 31, 2004 were:

Operating Leases
Year Ending December 31,
2005	$732,821
2006	570,025
2007	333,615
2008	—
2009	—
Total minimum lease payments	$1,636,461

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Distribution Agreements

 The Company has various agreements with advertisers, content providers and other Web sites that require it to feature such parties exclusively in certain sections of its Web site.

Legal Proceedings

In July 2000, the Company sold its former wholly owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff re-filed the complaint. On October 8, 2004, the Company was notified that the buyer settled the litigation matter, effective October 1, 2004, and the Company reimbursed the buyer $390,000 under the indemnity. The $390,000 was recorded in the quarter ended September 30, 2004 as a legal settlement charge.

In March 2002, American Interbanc Mortgage, LLC (“AI”), a mortgage lender that advertised on Bankrate.com (the “Web site”), filed suit in the Superior Court of California against several of AI’s competitors (not including the Company) who also advertised on the Web site for (i) false advertising under the federal Lanham Act, (ii) common law unfair competition, and (iii) violations of certain sections of the California Business and Professions Code. In August 2002, the Company declined to renew AI’s advertising contract.  In December 2002, AI filed a First Amended Complaint (the “Amended Complaint”), adding the Company as a defendant, and asserting an additional claim for an alleged violation of the Cartwright Act, California’s antitrust law, alleging that the Company conspired with all of the co-defendants (various mortgage lenders and mortgage brokers) to allow them to engage in allegedly false advertising on the Web site while also precluding AI from advertising on the Website.  The Amended Complaint sought an undisclosed sum of monetary damages, restitution of profits, compensation acquired as a result of the allegedly wrongful conduct, attorney’s fees, costs, and injunctive relief. The Company filed a special motion to strike the Amended Complaint under California’s anti-SLAPP (Strategic Lawsuits Against Public Participation) statute, contending that (i) AI’s claims against the Company were all based on publishing decisions protected by the First Amendment of the United States Constitution and its counterpart in the California Constitution, and (ii) AI could not establish a probability of success on the merits of its claims.  The Company also filed a demurrer to the Amended Complaint, contending that it failed to state facts constituting a valid cause of action against the Company.  AI filed motions (i) for a preliminary injunction against the Company, seeking an order requiring the Company to publish AI’s advertisements and to cease publishing the alleged false advertisements of AI’s competitors, and (ii) seeking sanctions against the Company for having filed an allegedly “frivolous” anti-SLAPP motion.  By Orders dated April 24, and May 22, 2003, the trial court (i) denied the Company’s anti-SLAPP motion, (ii) granted the Company’s demurrer as to AI’s common law unfair competition claim, but otherwise overruled the demurrer, (iii) denied AI’s motion for a preliminary injunction, and (iv) denied AI’s motion for sanctions. On May 22, 2003, the Company appealed the order denying its anti-SLAPP claim, and AI, among other things, appealed the order denying its motion for preliminary injunction.  The Court of Appeal of the State of California, Fourth Appellate District, affirmed the various appeals and denied all relief requested. On January 15, 2004, AI filed its Second Amended Complaint asserting five counts, including claims for (i) false advertising under the Lanham Act, against all defendants, (ii) restraint of trade under the Cartwright Act, against all defendants, (iii) intentional interference with economic relations, against defendants other than the Company, (iv) intentional interference with prospective economic advantage, against some defendants including the Company, and (v) false advertising and unfair trade practices, against all defendants.  The complaint seeks unspecified damages, including treble damages, interest, attorney’s fees, and costs, disgorgement of property and profits allegedly wrongfully acquired, restitution, an accounting, and injunctive relief. On December 20, 2004, the Company received a Statement of Damages (the “Statement”) by which AI, for the first time, has indicated the amount of damages it allegedly seeks.  In the Statement the AI states, without factual explanation, that it “is informed and believes that its damages are not less than $16.5 million,” allegedly “incurred as a proximate result of [all] defendants’ wrongful conduct.” AI seeks to have those damages trebled and also seeks “reasonable attorney’s fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs.  In connection with the causes of action for intentional interference with economic relations and prospective economic advantage, AI in its Statement “reserves the right to seek not less than $33 million in punitive damages when it seeks a judgment” in the

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

action. The Company believes that all of AI’s claims against it are factually and legally without merit. The Company will continue vigorously to defend itself against all AI’s claims, and will continue to seek redress through all applicable remedies for any injuries suffered by the Company in connection with this matter. At December 31, 2004, the outcome of this matter was uncertain. The Company cannot estimate at this time, the amount of loss, if any, that could result from an adverse resolution of this litigation.

In February 2005, the Company settled a contractual dispute with a former Internet and co-location facility provider for $120,000. This amount is included in legal settlements in the accompanying statement of operations for the year ended December 31, 2004.

Other Commitments

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

On June 21, 2004, Thomas R. Evans, was appointed President and Chief Executive Officer and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Evans is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria, and a guaranteed bonus of at least $50,000 for 2004.  Under the terms of the employment agreement, Mr. Evans agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company.  Additionally, during the term of his employment and for a period of one year thereafter, Mr. Evans agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. Evans’ termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date. Mr. Evans was also granted options to purchase 600,000 shares of the Company’s common stock at $8.46, the fair market value on the date of grant. The options have a seven year term and vest as follows: 200,000 shares on July 1, 2005; and 16,666.667 shares on the first day of each month beginning August 1, 2005 and ending July 1, 2007. On October 26, 2004, Mr. Evans was granted options to purchase 500,000 shares of the Company’s common stock at $10.01, the fair market value on the date of grant. The options have a seven year term and vest as to all 500,000 shares five years from the date of grant. Vesting accelerates if, at any point during the term of the option, the fair market value of the Company’s common stock is at or above the following incremental thresholds for ninety consecutive trading days; $20.00 – 100,000 shares; $22.50 – 50,000 shares; $25.00 – 75,000 shares; $27.50 – 50,000 shares; $30.00 – 75,000 shares; $32.50 – 75,000 shares; $35.00 – 75,000 shares.

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

On July 15, 2004, Bruce J. Zanca, was appointed Senior Vice President and Chief Communications/Marketing Officer and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Zanca is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria, and a guaranteed bonus of at least $30,000 for 2004.  Under the terms of the employment agreement, Mr. Zanca agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company.  Additionally, during the term of his employment and for a period of one year thereafter, Mr. Zanca agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. Zanca’s termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date. Mr. Zanca was also granted options to purchase 150,000 shares of the Company’s common stock at $8.11, the fair market value on the date of grant. The options have a seven year term and vest as follows: 37,500 shares on July 15, 2005; and 3,125 shares on the first day of each month beginning August 1, 2005 and ending July 15, 2008.

On August 10, 2004, the Company and its former President and CEO (“former CEO”) entered into a Separation and General Release Agreement (the “Separation Agreement”) pursuant to the terms of an Executive Employment Agreement dated April 27, 2002 (the “Executive Employment Agreement”). The Separation Agreement provided, among other things, that the former CEO (i) resign as a director of the Company as of August 10, 2004; (ii) release and forever discharge the Company from any and all claims the former CEO had or may have against the Company; (iii) the former CEO’s last day as an employee of the Company was extended until October 21, 2004; (iv) on August 19, 2004, the Company paid the former CEO $125,000, subject to standard withholdings and deductions for the payment of certain of the former CEO’s legal fees; (v) on August 19, 2004, the Company paid $54,207, subject to standard withholdings, for accrued vacation pay; (vi) on August 19, 2004, the Company paid $10,000 to a third party for outplacement and transitional counseling services; (vii) on August 19, 2004, the Company paid for the former CEO’s unpaid and reasonably approved business expenses; (viii) the Company will provide the former CEO with certain health insurance benefits through June 21, 2005 in accordance with the terms of the Executive Employment Agreement, and (ix) on October 21, 2004, the Company paid the former CEO $125,000, subject to standard withholdings. The Company recorded $260,000 in severance charges in the quarter ended June 30, 2004.

On October 4, 2004, Steve Horowitz, was appointed Vice President and Publisher and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Horowitz is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria, and a guaranteed bonus of $50,000 for 2004 and of at least $30,000 for the first quarter of 2005.  Under the terms of the employment agreement, Mr. Horowitz agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of one year thereafter, Mr. Horowitz agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. Horowitz’ termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable three months after the termination date; and one-third payable six months from the termination date. Mr. Horowitz was also granted options to purchase 100,000 shares of the Company’s common stock at $10.30, the fair market value on the date of grant. The options have a seven year term and vest as follows: 25,000 shares on October 25, 2005; and 2,083.333 shares on the first day of each month beginning November 1, 2005 and ending October 25, 2008.

NOTE 8 – GAIN ON EARLY EXTINGUISHMENT OF DEBT

On August 20, 1999, the Company acquired Professional Direct Agency, Inc. (“Pivot”) pursuant to a Stock Purchase Agreement, dated August 20, 1999, by and between the Company, the shareholders of Pivot and The Midland Life Insurance Company (“Midland”), a note and warrant holder of Pivot (the “Stock Purchase Agreement”), for approximately $4,744,000 including acquisition costs. Pursuant to the Stock Purchase Agreement,

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

the Company acquired a 100% interest in Pivot and, as a result of the acquisition, Pivot became a wholly-owned subsidiary. The transaction was accounted for using the purchase method of accounting. On July 14, 2000, the Company sold Pivot for $4,350,000 in cash. The Company recorded a gain on the sale of $871,212 in the quarter ended September 30, 2000. The Company remained liable on the convertible subordinated note issued in connection with the Pivot acquisition.

On February 6, 2002, the Company entered into a Termination Agreement and General Release Agreement (the “Termination Agreement”)  with Reassure America Life Insurance Company (“REALIC”), successor by merger to Midland, holder of its $4,350,000 10% convertible subordinated note payable. Pursuant to the terms of the Termination Agreement, REALIC agreed to full repayment of the note, including accrued interest, on February 22, 2002 for $3,400,000 in cash. The Company recorded a gain on early extinguishment of debt of approximately $2,022,000 in the quarter ended March 31, 2002.

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

The Company had one online customer that accounted for approximately 3%, 9% and 11%, respectively, of total revenue for the years ended December 31, 2004, 2003 and 2002. Sales to no other customer exceeded 10% of total revenue for the periods presented.  No material revenues were generated outside of the United States.

Summarized segment information as of December 31, 2004, 2003 and 2002, and for the years ended December 31, 2004, 2003 and 2002, respectively, is presented below.

	Online Publishing	Print Publishing and Licensing	Other	Total
Year Ended December 31, 2004
Revenue	$33,942,241	$5,262,020	$—	$39,204,261
Cost of revenue	5,534,456	4,359,444	—	9,893,900
Gross margin	28,407,785	902,576	—	29,310,361
Sales	4,186,799	—	—	4,186,799
Marketing	6,357,424	—	—	6,357,424
Product development	2,082,785	322,891	—	2,405,676
General and administrative expenses	5,772,539	894,909	—	6,667,448
Legal settlements	—	—	510,000	510,000
Severance charge	—	—	260,000	260,000
Depreciation and amortization	642,979	99,680	—	742,659
Other income (expense), net	—	—	410,107	410,107
Income tax benefit	—	—	4,765,660	4,765,660
Segment profit (loss)	$9,365,259	$(414,904)	$4,405,767	$13,356,122
Total assets	$16,153,152	$2,118,101	$27,735,267	$46,006,520

BANKRATE, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

	Online Publishing	Print Publishing and Licensing	Other	Total
Year ended December 31, 2003
Revenue	$31,368,392	$5,253,099	$—	$36,621,491
Cost of revenue	4,514,023	4,043,970	—	8,557,993
Gross margin	26,854,369	1,209,129	—	28,063,498
Sales	5,039,892	—	—	5,039,892
Marketing	5,495,810	—	—	5,495,810
Product development	1,589,787	681,337	—	2,271,124
General and administrative expenses	4,955,707	857,590	—	5,813,297
Depreciation and amortization	476,578	204,248	—	680,826
Other income (expense), net	—	—	242,759	242,759
Income tax benefit	—	—	3,100,000	3,100,000
Segment profit (loss)	$9,296,595	$(534,046)	$3,342,759	$12,105,308
Total assets	$3,101,810	$1,606,975	$24,274,482	$28,983,267

	Online Publishing	Publishing and Licensing	Other	Total
Year ended December 31, 2002
Revenue	$22,651,216	$3,919,815	$—	$26,571,031
Cost of revenue	3,812,765	2,862,338	—	6,675,103
Gross margin	18,838,451	1,057,477	—	19,895,928
Sales	4,275,826	—	—	4,275,826
Marketing	3,477,379	—	—	3,477,379
Product development	995,544	426,662	—	1,422,206
General and administrative expenses	4,719,977	816,797	—	5,536,774
Depreciation and amortization	435,021	186,437	—	621,458
Other income (expense), net	—	—	82,833	82,833
Gain on early extinguishment of debt	—	—	2,021,792	2,021,792
Segment profit (loss)	$4,934,704	$(372,419)	$2,104,625	$6,666,910
Total assets	$3,394,108	$778,426	$11,000,561	$15,173,095

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluations as of December 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by the Company in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management (“management”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s assessment of its internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the directors of the Company, including directors who are executive officers of the Company, is set forth under the heading “Information Concerning the Nominees and Directors” in the Company’s definitive proxy statement for its 2005 annual stockholders meeting and is incorporated herein by reference.  Information relating to the executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Part I, Item 4A of this report.

The Company has adopted the Bankrate, Inc. Finance Code of Professional Conduct (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller and other finance organization employees. The finance code of ethics is publicly available on our website at http://www.bankrate.com/investor-relations/corpGovernance/corp-governance.asp. In addition, the Company will also provide to any person without charge, upon request, a copy of the finance code of ethics. Such request may be made in writing to Robert J. DeFranco at 11760 US Highway One, Suite 500, North Palm Beach, FL 33408, or by phone to 561-630-1230. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of such amendment or waiver on that Web site or in a report on Form 8-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934: Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the Securities and Exchange Commission (the “SEC”) thereunder require the Company’s directors and executive officers and any persons who own more than 10% of Bankrate, Inc.’s common stock, as well as certain affiliates of such persons, to file reports with the SEC and the National Association of Securities Dealers, Inc. with respect to their ownership of the Company’s common stock. Directors, executive officers and persons owning more than 10% of the Company’s common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, the Company believes that during fiscal 2004, all filing requirements applicable to its directors and executive officers were complied with in a timely manner except that Peter C. Morse  filed a late Form 4 in May 2004; Thomas R. Evans filed a late Form 4 in July 2004; and Bruce J. Zanca filed a late Form 4 in October 2004. The Company is not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of the Company’s common stock.

ITEM 11.

EXECUTIVE COMPENSATION

The information relating to executive compensation is set forth under the heading “Executive Compensation” in the Company’s definitive proxy statement for its 2005 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2004. All outstanding awards relate to the Company’s Common Stock.  For additional information about the Company’s equity compensation plans, see Note 3 to the financial statements in Item 8. above.

	Number of secureities to be issued upon exercise of outstanding options, warrants and rights	Weighted average execise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by securities holders (1)	2,038,244	$9.15	1,223,776
Equity compensation plans not approved by securities holders	—	—	—
Total	2,038,244	$9.15	1,223,776

——————

(1)

All of the shares reported reflect stock options granted under the Company’s 1997 Equity Compensation Plan, as amended, and the 1999 Equity Compensation Plan, as amended. See Note 3 to the financial statements in Item 8. above for more information about these plans.

The other information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement for its 2005 annual meeting of stockholders.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is set forth under the caption “Related Party Transactions” in the Company’s definitive proxy statement for its 2005 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is set forth under the heading “Fees Paid to KPMG LLP” in the Company’s definitive proxy statement for its 2005 annual meeting of stockholders and is incorporated herein by reference.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

EXHIBITS	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation. (1)
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation. (2)
3.3	Amended and Restated Bylaws. (1)
4.1

See exhibits 3.1 and 3.3 for provisions of the Amended and Restated Articles of Incorporation and Amended and  Restated Bylaws of the Company defining rights of the holders of common stock of the Company.

4.2	Specimen Stock Certificate. (7)
10.1	Executive Employment Agreement effective June 21, 2004, between Thomas R. Evans and the Company. (8) *
10.2	Executive Employment Agreement effective July 15, 2004, between Bruce J. Zanca and the Company. *+
10.3	Executive Employment Agreement effective October 4, 2004, between Steve Horowitz and the Company. *+
10.4	Sublease Agreement dated November 18, 2004, between the Company and New Cingular Wireless Services, Inc. f/k/a AT&T Wireless Services, Inc. +
10.5	Aggregator Agreement effective January 1, 2005 between the Company and iHomeowners, Inc. + #
10.6	Marketing Agreement effective January 21, 2005 between the Company and LowerMyBills, Inc. + #
10.7	Lease Agreement dated January 1, 2004, between the Company and Bombay Holdings, Inc. (7)
10.8	Lease Agreement dated January 1, 2003, between the Company and Bombay Holdings, Inc. (6)
10.9	Bankrate, Inc. 1997 Equity Compensation Plan. (1) *
10.10	Bankrate, Inc. 1999 Equity Compensation Plan. (1) *
10.11	Form of Stock Option Agreement under the 1997 Equity Compensation Plan. (1) *
10.12

Termination Agreement and General Release dated February 6, 2002 by and between Bankrate, Inc. and Reassure America Life Insurance Company and Gunster, Yoakley & Stewart, P.A., solely as escrow agent. (4)

10.13	Cancellation and Indemnification of Lost Promissory Note dated February 22, 2002 by and between Bankrate, Inc. and Reassure America Life Insurance Company. (4)
10.14	Executive Employment Agreement dated April 27, 2002 between Elisabeth DeMarse and Bankrate, Inc. (5) *
10.15	Executive Employment Agreement dated January 1, 2004 between G. Cotter Cunningham
And Bankrate, Inc. (7) *
10.16	Executive Employment Agreement dated January 1, 2004 between Robert J. DeFranco
And Bankrate, Inc. (7) *
23.1	Consent of KPMG LLP. +
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

——————-

+ Filed herewith.

#

An application has been submitted to the Securities and Exchange Commission for confidential treatment of portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.  These portions have been omitted from this exhibit.

(1)

Incorporated by reference to the exhibit filed in response to Item 16(a), “Exhibits” of the Company’s Registration Statement on Form S-1 (File No. 333-74291) declared effective on May 13, 1999.

(2)

Incorporated by reference to Exhibit 2.2 included with the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2000 filed on November 13, 2000.

(3)

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

(5)

Incorporated by reference to Exhibit 10.1 included with the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2002 filed on May 13, 2002.

(6)

Incorporated by reference to Exhibits filed in response to Item 14. (A) (3), “Exhibits” included with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed on March 28, 2003.

(7)

Incorporated by reference to Exhibits filed in response to Item 15. (A) (3), “Exhibits” included with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004.

(8)

Incorporated by reference to Exhibit 10.1 included with the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2004 filed on August 9, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 16th day of March, 2005.

By:	/s/ THOMAS R. EVANS
Thomas R. Evans
President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS R. EVANS	President and	March 16, 2005
Thomas R. Evans	Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT J. DEFRANCO	Senior Vice President	March 16, 2005
Robert J. DeFranco	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ G. COTTER CUNNINGHAM	Senior Vice President	March 16, 2005
G. Cotter Cunningham	Chief Operating Officer

/s/ WILLIAM C. MARTIN	Director	March 16, 2005
William C. Martin

/s/ PETER C. MORSE	Director	March 16, 2005
Peter C. Morse

/s/ ROBERT P. O’BLOCK	Director	March 16, 2005
Robert P. O’Block

/s/ RICHARD J. PINOLA	Director	March 16, 2005
Richard J. Pinola

/s/ RANDALL E. POLINER	Director	March 16, 2005
Randall E. Poliner