Form 10-Q
period 2005-03-31
BANKRATE INC
filed 2005-05-10
CIK 1080866

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission File No. 0-25681

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization) 11760 U.S. Highway One, Suite 500 North Palm Beach, Florida (Address of principal executive offices)	65-0423422 (I.R.S. Employer Identification No.) 33408 (Zip Code)

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

The number of outstanding shares of the issuer's common stock as of April 30, 2005 was as follows: 15,802,340 shares of Common Stock, $.01 par value.

Bankrate, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005

Introductory Note

This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”): (a) “Risk Factors” in Item 1, “Business,” and (b) “Introduction” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bankrate, Inc.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2005	2004
Assets

Cash and cash equivalents	$30,066,554	$27,735,267
Accounts and notes receivable, net of allowance for doubtful accounts
of $400,000 at March 31, 2005 and December 31, 2004, respectively	4,865,508	4,343,747
Deferred income taxes	5,938,898	4,359,058
Insurance claim receivable	--	241,015
Other current assets	747,972	369,572
Total current assets	41,618,932	37,048,659

Furniture, fixtures and equipment, net	1,190,962	1,275,605
Deferred income taxes	4,300,291	7,047,521
Intangible assets, net	199,852	205,656
Other assets	318,164	429,079

Total assets	$47,628,201	$46,006,520

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$1,116,922	$1,386,164
Accrued expenses	1,803,783	1,749,058
Deferred revenue	171,029	192,357
Other current liabilities	103,523	93,352
Total current liabilities	3,195,257	3,420,931

Other liabilities	155,550	251,391

Total liabilities	3,350,807	3,672,322

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized and undesignated	--	--
Common stock, par value $.01 per share-- 100,000,000 shares authorized; 15,801,974 and
15,780,811 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	158,020	157,808
Additional paid in capital	70,175,756	70,137,462
Accumulated deficit	(26,056,382)	(27,961,072)
Total stockholders' equity	44,277,394	42,334,198

Total liabilities and stockholders' equity	$47,628,201	$46,006,520

See accompanying notes to condensed financial statements.

Bankrate, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenue:
Online publishing	$9,266,553	$8,982,405
Print publishing and licensing	1,155,296	1,291,827
Total revenue	10,421,849	10,274,232
Cost of revenue:
Online publishing	1,639,475	1,419,983
Print publishing and licensing	1,103,169	1,042,403
Total cost of revenue	2,742,644	2,462,385

Gross margin	7,679,205	7,811,847

Operating expenses:
Sales	841,847	1,303,094
Marketing	1,519,623	1,749,861
Product development	504,106	606,251
General and administrative	1,914,278	1,686,576
Depreciation and amortization	189,239	172,511
	4,969,093	5,518,293
Income from operations	2,710,112	2,293,553
Other income:
Interest income	141,263	76,842
Insurance recovery (Note 4)	220,705	-
Total other income	361,968	76,842

Income before income taxes	3,072,080	2,370,395
Provision for income taxes	(1,167,390)	-
Net income	$1,904,690	$2,370,395

Basic and diluted net income per share:
Basic	$0.12	$0.16
Diluted	$0.12	$0.15
Weighted average common shares outstanding:
Basic	15,787,264	15,198,675
Diluted	16,561,802	15,958,487

See accompanying notes to condensed financial statements.

Bankrate, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,904,690	$2,370,395
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,167,390	-
Depreciation and amortization	189,239	172,511
Bad debt expense	95,247	40,000
Changes in operating assets and liabilities:
Accounts receivable	(617,008)	(1,295,448)
Other assets	(26,471)	(637,760)
Accounts payable	(269,242)	(218,509)
Accrued expenses	54,725	(97,506)
Other liabilities	(106,998)	113,101
Net cash provided by operating activities	2,391,572	446,784
Cash flows from investing activities:
Purchases of equipment and software	(98,791)	(94,302)
Net cash used in investing activities	(98,791)	(94,302)
Cash flows from financing activities:
Proceeds from exercise of stock options	38,506	416,301
Net cash provided by financing activities	38,506	416,301
Net increase in cash and cash equivalents	2,331,287	768,783
Cash and equivalents, beginning of period	27,735,267	20,874,482
Cash and equivalents, end of period	$30,066,554	$21,643,265

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$10,000	$11,000

See accompanying notes to condensed financial statements.

BANKRATE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

The Company

Bankrate, Inc. (the "Company") owns and operates an Internet-based consumer banking marketplace. The Company’s flagship Web site, Bankrate.com, is the Web’s leading aggregator of information on more than 300 financial products, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company is organized under the laws of the state of Florida.

Basis of Presentation

The unaudited interim condensed financial statements for the three months ended March 31, 2005 and 2004 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2005, and the results of its operations for the three months ended March 31, 2005 and 2004, and its cash flows for the three months ended March 31, 2005 and 2004. The results for the three months ended March 31, 2005 are unaudited and are not necessarily indicative of the expected results for the full year or any future period.

The unaudited condensed financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2004 Form 10-K.

Barter Revenue

Online publishing revenue also includes barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. We follow the accounting literature provided by Emerging Issues Task Force (“EITF”) 99-17, Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on our Web site. Barter expense is recognized when our advertisements are run on the other companies’ Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are delivered by the other companies prior to our delivering the advertising impressions, a liability is recorded. If we deliver advertising impressions to the other companies’ Web sites prior to the other companies delivering the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at March 31, 2005 and December 31, 2004. Barter revenue was approximately $621,000, and $938,000, and represented approximately 6% and 9% of total revenue for the three months ended March 31, 2005 and 2004, respectively.

Basic and Diluted Net Income Per Share

The Company computes basic net income per share by dividing net income for the period by the weighted average number of shares outstanding for the period. Diluted net income per share includes the effect of common stock equivalents, consisting of outstanding stock options, to the extent the effect is not anti-dilutive.

The weighted average number of common shares outstanding used in computing diluted net income per share for the three months ended March 31, 2005 and 2004 includes the shares resulting from the dilutive effect of outstanding stock options. For the three months ended March 31, 2005 and 2004, 268,500 and 100,000 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

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

Pro Forma Disclosures Under SFAS No. 148

The following table provides the fair value of the options granted during the three-month periods ended March 31, 2005 and 2004 using the Black-Scholes pricing model together with a description of the assumptions used to calculate the fair value. Options for 329,500 and 388,000 shares, respectively, were granted during the three-month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Weighted average fair value	$13.35	$10.07
Expected volatility	100%	100%
Weighted average risk free rate	3.9%	3.0%
Expected lives	5 years	5 years
Expected dividend yield	0%	0%

The Company applies APB Opinion No. 25 in accounting for its stock-based compensation. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net income and net income per share would have been reported at the pro forma amounts indicated below.

	Three Months
	Ended March 31,
	2005	2004

Net income:
As reported	$1,904,690	$2,370,395
Less total stock-based employee compensation determined under fair value-based
method for all awards, net of related tax effect	(715,152)	(308,707)
Pro forma	$1,189,538	$2,061,688
Basic and diluted net income per common share as reported:
Basic	$0.12	$0.16
Diluted	0.12	0.15
Basic and diluted net income per common share pro forma:
Basic	0.08	0.14
Diluted	0.07	0.13
Weighted average common shares outstanding-reported:
Basic	15,787,264	15,198,675
Diluted	16,561,802	15,958,487

Weighted average common shares outstanding-pro forma:
Basic and diluted	15,928,883	15,765,197

Stockholders’ Equity

The activity in stockholders' equity for the three months ended March 31, 2005 is shown below.

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2004	15,780,811	$157,808	$70,137,462	$(27,961,072)	$42,334,198
Stock options exercised	21,163	212	38,294	--	38,506
Net income for the period	--	--	--	1,904,690	1,904,690
Balances, March 31, 2005	15,801,974	$158,020	$70,175,756	$(26,056,382)	$44,277,394

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded. The valuation allowance is based on management’s judgment as to future taxable income in light of historical results, the current environment, forecasted performance and other factors. No valuation allowance was recorded at March 31, 2005 or December 31, 2004.

Comprehensive Income

Comprehensive income is the same as net income for the three months ended March 31, 2005 and 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R Share-Based Payment which requires the measurement of all employee share-based payments to directors and employees, including stock option grants, using a fair value-based method and the recording of such expense in our statements of operations. The accounting provisions of SFAS No. 123R were effective for reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment, which delays adoption of SFAS No. 123R until the first interim or annual period after January 1, 2006. The Company is required to adopt SFAS No. 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Pro Forma Disclosures Under SFAS No. 148” in Note 1 above for the pro forma net income and earnings per share amounts for the three months ended March 31, 2005 and 2004, as if we had used a fair value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for director and employee stock option grants. We are evaluating the requirements under SFAS No. 123R and expect the adoption to significantly reduce net income and earnings per share.

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

No single customer accounted for more than 10% of total revenue for the three months ended March 31, 2005 and 2004. No material revenues were generated outside of the United States.

Summarized segment information as of, and for, the three months ended March 31, 2005 and 2004 is presented below.

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Three Months Ended March 31, 2005
Revenue	$9,266,553	$1,155,296	$--	$10,421,849
Cost of revenue	1,639,475	1,103,169	--	2,742,644
Gross margin	7,627,078	52,127	--	7,679,205
Operating expenses:
Sales	841,847	--	--	841,847
Marketing	1,519,623	--	--	1,519,623
Product development	448,224	55,882	--	504,106
General and administrative	1,702,074	212,204	--	1,914,278
Depreciation and amortization	168,261	20,978	--	189,239
Other income	--	--	361,968	361,968
Provision for income taxes	--	--	(1,167,390)	(1,167,390)
Segment profit (loss)	$2,947,049	$(236,937)	$(805,422)	$1,904,690
Total assets	$6,756,464	$508,157	$40,363,580	$47,628,201

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Three Months Ended March 31, 2004

Revenue	$8,982,405	$1,291,827	$--	$10,274,232
Cost of revenue	1,419,983	1,042,403	--	2,462,385
Gross margin	7,562,422	249,424	--	7,811,847
Operating expenses:
Sales	1,303,094	--	--	1,303,094
Marketing	1,749,861	--	--	1,749,861
Product development	424,376	181,875	--	606,251
General and administrative	1,447,324	239,253	--	1,686,576
Depreciation and amortization	120,758	51,753	--	172,511
Other income	--	--	76,842	76,842
Segment profit (loss)	$2,517,010	$(223,457)	$76,842	$2,370,395
Total assets	$6,871,701	$3,052,083	$21,643,265	$31,567,049

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In March 2002, American Interbanc Mortgage, LLC (“AI”), a mortgage lender that advertised on Bankrate.com (the “Web site”), filed suit in the Superior Court of California against several of AI’s competitors (not including the Company) who also advertised on the Web site for (i) false advertising under the federal Lanham Act, (ii) common law unfair competition, and (iii) violations of certain sections of the California Business and Professions Code. In August 2002, the Company declined to renew AI’s advertising contract.  In December 2002, AI filed a First Amended Complaint (the “Amended Complaint”), adding the Company as a defendant, and asserting an additional claim for an alleged violation of the Cartwright Act, California’s antitrust law, alleging that the Company conspired with all of the co-defendants (various mortgage lenders and mortgage brokers) to allow them to engage in allegedly false advertising on the Web site while also precluding AI from advertising on the Website.  The Amended Complaint sought an undisclosed sum of monetary damages, restitution of profits, compensation acquired as a result of the allegedly wrongful conduct, attorney’s fees, costs, and injunctive relief. The Company filed a special motion to strike the Amended Complaint under California’s anti-SLAPP (Strategic Lawsuits Against Public Participation) statute, contending that (i) AI’s claims against the Company were all based on publishing decisions protected by the First Amendment of the United States Constitution and its counterpart in the California Constitution, and (ii) AI could not establish a probability of success on the merits of its claims.  The Company also filed a demurrer to the Amended Complaint, contending that it failed to state facts constituting a valid cause of action against the Company.  AI filed motions (i) for a preliminary injunction against the Company, seeking an order requiring the Company to publish AI’s advertisements and to cease publishing the alleged false advertisements of AI’s competitors, and (ii) seeking sanctions against the Company for having filed an allegedly “frivolous” anti-SLAPP motion.  By Orders dated April 24, and May 22, 2003, the trial court (i) denied the Company’s anti-SLAPP motion, (ii) granted the Company’s demurrer as to AI’s common law unfair competition claim, but otherwise overruled the demurrer, (iii) denied AI’s motion for a preliminary injunction, and (iv) denied AI’s motion for sanctions. On May 22, 2003, the Company appealed the order denying its anti-SLAPP claim, and AI, among other things, appealed the order denying its motion for preliminary injunction.  The Court of Appeal of the State of California, Fourth Appellate District, affirmed the various appeals and denied all relief requested. On January 15, 2004, AI filed its Second Amended Complaint asserting five counts, including claims for (i) false advertising under the Lanham Act, against all defendants, (ii) restraint of trade under the Cartwright Act, against all defendants, (iii) intentional interference with economic relations, against defendants other than the Company, (iv) intentional interference with prospective economic advantage, against some defendants including the Company, and (v) false advertising and unfair trade practices, against all defendants.  The complaint seeks unspecified damages, including treble damages, interest, attorney’s fees, and costs, disgorgement of property and profits allegedly wrongfully acquired, restitution, an accounting, and injunctive relief. On December 20, 2004, the Company received a Statement of Damages (the “Statement”) by which AI, for the first time, has indicated the amount of damages it allegedly seeks.  In the Statement AI states, without factual explanation, that it “is informed and believes that its damages are not less than $16.5 million,” allegedly “incurred as a proximate result of [all] defendants’ wrongful conduct.” AI seeks to have those damages trebled and also seeks “reasonable attorney’s fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs.  In connection with the causes of action for intentional interference with economic relations and prospective economic advantage, AI in its Statement “reserves the right to seek not less than $33 million in punitive damages when it seeks a judgment” in the action. The Company believes that all of AI’s claims against it are factually and legally without merit. The Company will continue vigorously to defend itself against all AI’s claims, and will continue to seek redress through all applicable remedies for any injuries suffered by the Company in connection with this matter. At March 31, 2005, the outcome of this matter was uncertain. The Company cannot estimate at this time, the amount of loss, if any, which could result from an adverse resolution of this litigation.

NOTE 4 - INSURANCE RECOVERY

In September 2004, the Company’s North Palm Beach, Florida corporate office building sustained severe damage from the two major hurricanes that hit the South Florida coast. The Company submitted insurance claims for the furniture and equipment lost, and the replacement cost reimbursement was greater than the book value of the assets destroyed. Accordingly, a $221,000 gain was recorded in other income in the accompanying Condensed Statement of Operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For information concerning these factors and related matters, see the following sections of our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”): (a) “Risk Factors” in Item 1, “Business,” and (b) “Introduction” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in addition to the other information set forth herein.

Overview

Bankrate, Inc. (the “Company”) owns and operates an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com, is the Web’s leading aggregator of information on more than 300 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications. Bankrate.com provides the tools and information that can help consumers make better financial decisions. We regularly survey approximately 4,800 financial institutions in more than 580 markets in 50 states in order to provide the most current objective, unbiased rates. Hundreds of print and online partner publications depend on Bankrate.com as the trusted source for financial rates and information.

Over two decades ago, we began as a print publisher of the newsletter Bank Rate Monitor. Our rate tables provide, at no cost to the consumer, a detailed list of lenders by market and include relevant details to help consumers compare loan products.

We continue to enhance our offerings in order to provide Bankrate.com users with the most complete experience. Features such as financial calculators and email newsletters allow users to interact with our site. Our Rate Trend Index is a weekly poll of industry insiders designed to help consumers forecast interest rate trends. We also broadened our offerings to include channels on investing, taxes, small business, financial advice, debt management and college finance. Each channel offers a unique look at its particular topic. Bankrate.com users can find advice and tips from the Tax channel, obtain business ideas from the Small Business channel and ask a financial expert a question in the Advice channel.

We believe that the recognition of our research as a leading source of independent, objective information on banking and credit products is essential to our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are seeking to build greater brand awareness of our Web site and to reach a greater number of online users. Bankrate.com had over 38 million unique visitors in 2004.

We operate a traditional media business on the Internet. We have a high quality, poised-to-transact audience that has been educated by us and is ready to do business with our advertisers. We are the number one site for financial information and advice, according to comScore Media Metrix. We sell graphic advertisements and hyperlinks on our Web site, we publish rates and sell advertisements in metropolitan newspapers, and we license our rates and editorial content.

Our potential market is enormous and is still in the early stages of consumer awareness of the Internet as a personal finance tool. Financial institutions are still in the early stages of adopting the Internet for advertising products and customer acquisition. Their online advertising spending is still a very small percentage of their overall advertising budgets.

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

The key drivers to our business are the number of advertisers on our Web site and the number of consumers visiting our Web site or page views. We added over 40 new graphic advertisers and over 280 new hyperlink advertisers in 2004. We added over 10 new graphic advertisers and over 50 new hyperlink advertisers in 2005. The number of advertisers has grown from approximately 200 in 2000 to over 530 in 2004. Through March 31, 2005, the number of advertisers declined to just over 410 due to attrition in the post-refinance markets. Page views have grown from 134 million in 2000 to over 390 million in 2004 and were 111 million in the first quarter of 2005.

We have improved our gross margin from 37% in 2000 to 74% in 2005, and have reduced other operating expenses (excluding barter expense, the severance charge of $260,000, and the legal settlement charges of $510,000 recorded in 2004) as a percentage of total revenue (excluding barter revenue) from 140% in 2000 to 44% in 2005. Our income before taxes (excluding the insurance gain in the first quarter of 2005) as a percentage of total revenue (excluding barter) has grown to 29% in 2005, and we have increased cash and cash equivalents by approximately $21 million since December 31, 2000.

Adjusted Other Operating Expenses and Total Revenue Excluding Barter

	2000	2001	2002	2003	2004	Q1 05

Total revenue	$15,205	$18,257	$26,571	$36,621	$39,204	$10,422
Barter revenue	(757)	(2,558)	(2,912)	(3,164)	(3,088)	(621)
	14,448	15,699	23,659	33,457	36,116	9,801
Other operating expenses	20,915	13,724	15,334	19,301	21,130	4,969
Barter expense	(757)	(2,750)	(2,920)	(3,164)	(3,088)	(621)
Severance charge	--	--	--	--	(260)	--
Legal settlement charge	--	--	--	--	(510)	--
	$20,158	$10,974	$12,414	$16,137	$17,272	$4,348
Adjusted other operating expenses as a
percentage of total revenue	140%	70%	52%	48%	48%	44%

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes and the allowance for doubtful accounts receivable have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Below we discuss the critical accounting estimates associated with these policies. Historically, our judgments, estimates and assumptions relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see the discussion in the section titled “Results of Operations and Critical Accounting Policies” below, and Note 1 in Notes to Financial Statements.

Income Taxes

As required by SFAS No. 109, Accounting for Income Taxes, we recognize deferred tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. Up to the third quarter of 2003, we had provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with our future profitability. In the fourth quarter of 2003 management reassessed the valuation allowance previously established against deferred tax assets. Factors considered included: historical results of operations, volatility of the economic and interest rate environment and projected earnings based on current operations. Based on this evidence, we concluded that it was more likely than not that a portion of the deferred tax assets would be realized and, accordingly, reduced the valuation allowance by $3,400,000, which resulted in an income tax benefit of approximately $3,100,000.

During the quarters ended March 31, June 30, and September 30, 2004, we continued to evaluate the need for a valuation allowance. We completed our business planning process during the fourth quarter of 2004, which included the following strategic initiatives for 2005: the enhancement of our quality control process and procedures; the re-design of our Web site; the execution of exclusive advertising contracts with two mortgage lead aggregators; broadening the breadth and depth of our products and services; a reorganization of our advertising sales force; and the migration to a cost-per-click revenue model on our rate tables. Considering these strategic initiatives and their impact on future earnings potential, we concluded that it is more likely than not that we will generate sufficient taxable income in future periods to realize the entire deferred tax asset. At December 31, 2004, we reversed the remaining $9,400,000 valuation allowance resulting in an income tax benefit of $4,800,000 and a net deferred tax asset of $11,400,000. The realization of the $11,400,000 deferred tax asset depends on our ability to continue to generate taxable income in the future. If we determine that we will not be able to realize all or a portion of the deferred tax asset in the future, an adjustment to the deferred tax asset will be charged against earnings in the period such determination is made.

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. Our allowance has historically approximated 7% - 8% of period-end gross accounts receivable and varies based on the level of accounts receivable at the end of the reporting period. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses.

Legal Contingencies

We have been and currently are a party to proceedings as disclosed elsewhere in this report. Those proceedings are subject to inherent uncertainties which make the estimates of loss, if any, extremely judgmental.

We recognize a loss contingency pursuant to the provisions of SFAS No. 5, Accounting for Contingencies, when the estimated loss is probable of occurrence and the amount of the loss is estimable. In addition, we consider other factors including the nature of the litigation, claim or assessment, the progress on the case, the opinions or views of counsel and other advisors, the experience of the Company in similar cases, the experience of other enterprises, and any management decisions regarding how we intend to respond to the lawsuit, claim or assessment.

In March 2002, American Interbanc Mortgage, LLC (“AI”), a mortgage lender that advertised on Bankrate.com, filed suit in the Superior Court of California against several of AI’s competitors (not including Bankrate, Inc.) who also advertised on our Website for (i) false advertising under the federal Lanham Act, (ii) common law unfair competition, and (iii) violations of certain sections of the California Business and Professions Code. In August 2002, we declined to renew AI’s advertising contract.  In December 2002, AI filed a First Amended Complaint (the “Amended Complaint”), adding us as a defendant, and asserting an additional claim for an alleged violation of the Cartwright Act, California’s antitrust law, alleging that we conspired with all of the co-defendants (various mortgage lenders and mortgage brokers) to allow them to engage in allegedly false advertising on our Web site while also precluding AI from advertising on our Web site.  The Amended Complaint sought an undisclosed sum of monetary damages, restitution of profits, compensation acquired as a result of the allegedly wrongful conduct, attorney’s fees, costs, and injunctive relief. We filed a special motion to strike the Amended Complaint under California’s anti-SLAPP (Strategic Lawsuits Against Public Participation) statute, contending that (i) AI’s claims against us were all based on publishing decisions protected by the First Amendment of the United States Constitution and its counterpart in the California Constitution, and (ii) AI could not establish a probability of success on the merits of its claims.  We also filed a demurrer to the Amended Complaint, contending that it failed to state facts constituting a valid cause of action against us.  AI filed motions (i) for a preliminary injunction against us, seeking an order requiring us to publish AI’s advertisements and to cease publishing the alleged false advertisements of AI’s competitors, and (ii) seeking sanctions against us for having filed an allegedly “frivolous” anti-SLAPP motion.  By Orders dated April 24, and May 22, 2003, the trial court (i) denied our anti-SLAPP motion, (ii) granted our demurrer as to AI’s common law unfair competition claim, but otherwise overruled the demurrer, (iii) denied AI’s motion for a preliminary injunction, and (iv) denied AI’s motion for sanctions. On May 22, 2003, we appealed the order denying our anti-SLAPP claim, and AI, among other things, appealed the order denying AI’s motion for preliminary injunction.  The Court of Appeal of the State of California, Fourth Appellate District, affirmed the various appeals and denied all relief requested. On January 15, 2004, AI filed its Second Amended Complaint asserting five counts, including claims for (i) false advertising under the Lanham Act, against all defendants, (ii) restraint of trade under the Cartwright Act, against all defendants, (iii) intentional interference with economic relations, against defendants other than us, (iv) intentional interference with prospective economic advantage, against some defendants including us, and (v) false advertising and unfair trade practices, against all defendants.  The complaint seeks unspecified damages, including treble damages, interest, attorney’s fees, and costs, disgorgement of property and profits allegedly wrongfully acquired, restitution, an accounting, and injunctive relief. On December 20, 2004, we received a Statement of Damages (the “Statement”) by which AI, for the first time, has indicated the amount of damages it allegedly seeks.  In the Statement AI states, without factual explanation, that it “is informed and believes that its damages are not less than $16.5 million,” allegedly “incurred as a proximate result of [all] defendants’ wrongful conduct.”  AI seeks to have those damages trebled and also seeks “reasonable attorney’s fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs.  In connection with the causes of action for intentional interference with economic relations and prospective economic advantage, AI in its Statement “reserves the right to seek not less than $33 million in punitive damages when it seeks a judgment” in the action. We believe that all of AI’s claims against it are factually and legally without merit.  We will continue vigorously to defend ourself against all AI’s claims, and will continue to seek redress through all applicable remedies for any injuries suffered by us in connection with this matter. At March 31, 2005, the outcome of this matter was uncertain. We cannot estimate at this time, the amount of loss, if any, that could result from an adverse resolution of this litigation.

Significant Developments

In September 2004, two major hurricanes made landfall within 30 miles north of our North Palm Beach, Florida office facility, resulting in periods of power outages and significant property damage throughout the region. Our contingency and disaster recovery plans were activated which allowed for the continued, uninterrupted operation of Bankrate.com during the recovery periods. Significant damage to the roof of the office building resulted in the loss of certain furniture, fixtures, equipment and leasehold improvements. The losses were covered by insurance for which the Company filed a claim. As a result, a $241,000 insurance claim receivable was recorded as of December 31, 2004. The replacement cost reimbursement in March 2005 was greater than the book value of the assets destroyed. Accordingly, a $221,000 gain was recorded in other income for the quarter ended March 31, 2005 in the accompanying statement of operations.

On January 22, 2005 and January 25, 2005, we entered into exclusive agreements with LowerMyBills, Inc. and iHomeowners, Inc. (the “companies”), respectively. Under the terms of the agreements, we will run graphic advertisements from the companies on our home page, mortgage and refinance channels, calculators, and other areas of the Bankrate.com Web site on a category exclusive basis, at agreed-upon cost-per-thousand impressions, or CPM’s. We may also earn additional revenue as a result of certain performance-based criteria with each of the companies. The agreements continue until the later of December 31, 2005 or until such time as we deliver the total number of advertising impressions specified in the agreements.

Results of Operations and Critical Accounting Policies

The following is our analysis of the results of operations for the periods covered by our financial statements, including a discussion of the accounting policies and practices (revenue recognition, allowance for doubtful accounts, valuation of deferred tax assets and legal contingencies) that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our interim condensed financial statements, including the related notes. See “Results of Operations and Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2004 Form 10-K for additional information concerning the revenue and expense components of our online and print publishing operations.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

	Total Revenue
	Q1 04	Q2 04	Q3 04	Q4 04	Q1 05
Revenue:
Online publishing	$8,982,405	$8,694,550	$8,158,241	$8,107,045	$9,266,553
Print publishing and licensing	1,291,827	1,416,780	1,310,911	1,242,502	1,155,296
Total revenue	$10,274,232	$10,111,330	$9,469,152	$9,349,547	$10,421,849

Revenue

Online Publishing Revenue

We sell graphical advertisements on our Web site (including co-branded sites) consisting of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the CPM the advertiser receives. The amount of advertising we sell is a function of (1) the number of visitors to our Web site, (2) the number of ad pages we serve to those visitors, (3) the number of advertisements per page, and (4) the capacity of our sales force. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions to be delivered at the contractual price, or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned revenue on the balance sheet and is recognized later when the under-delivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. Additionally, we generate revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to our Web site transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser, subject to our verification. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. We also sell hyperlinks (on our interest rate table listings) to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned. We also sell text links on our interest rate table pages to advertisers on a cost-per-click (“CPC”) basis. Advertisers enter an auction bidding process on a third party Web site for placement of their text link based on the amount they are willing to pay for each click though to their Web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process.

Online publishing revenue also includes barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. We follow the accounting literature provided by EITF 99-17, Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on our Web site. Barter expense is recognized when our advertisements are run on the other companies’ Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to our delivering the advertising impressions, a liability is recorded. If we deliver advertising impressions to the other companies’ Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at March 31, 2005 and December 31, 2004. Barter revenue was approximately $621,000 and $938,000, and represented approximately, 6% and 9% of total revenue, respectively, for the three months ended March 31, 2005 and 2004.

	Quarterly Online Publishing Revenue
	Q1 04	Q2 04	Q3 04	Q4 04	Q1 05

Graphic ads	$4,188,189	$3,923,813	$4,033,213	$4,222,809	$5,351,065
Hyperlinks	3,856,381	3,950,737	3,487,527	3,191,581	3,294,682
Barter	937,835	820,000	637,501	692,655	620,806
	$8,982,405	$8,694,550	$8,158,241	$8,107,045	$9,266,553

Excluding barter revenue, online publishing revenue of $8,646,000 for the three months ended March 31, 2005 was $601,000, or 7%, higher than the $8,045,000 reported for the same period in 2004. This increase was due to a $1,163,000, or 28%, increase in graphic ad sales despite a 6 million, or 5%, decline in page views. Our mortgage lead aggregator program generated approximately $481,000 more revenue than the comparable period in 2004 on approximately 180% higher CPM’s while using 30% less inventory. About half of the remaining inventory was sold to other advertisers at approximately 50% higher CPM’s.

Hyperlink sales were down $562,000, or 15%, due to a 30% decline in the number of hyperlink advertisers compared to the first quarter in 2004 as a result of attrition in the post refinance markets.

Barter revenue was intentionally reduced and was down $317,000, or 34%, from the first quarter in 2004, as we focus more on monetizing our available paid views through paid advertising.

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

	Page Views
	(Millions)
	2005	2004	2003	2002	2001	2000

Q1	111.0	117.2	106.7	58.4	70.5	37.0
Q2	--	92.6	121.8	48.0	52.2	34.1
Q3	--	92.0	100.3	82.1	47.3	30.5
Q4	--	91.3	75.8	79.3	66.5	32.8
Year	--	393.1	404.6	267.8	236.5	134.4

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

	Quarterly Print Publishing & Licensing Revenue
	Q1 04	Q2 04	Q3 04	Q4 04	Q1 05

Consumer Mortgage Guide	$1,085,490	$1,224,200	$1,073,519	$1,022,420	$945,083
Editorial	206,337	192,580	237,392	220,082	210,213
	$1,291,827	$1,416,780	$1,310,911	$1,242,502	$1,155,296

Print publishing and licensing revenue for the quarter ended March 31, 2005 was down $137,000, or 11%, compared to the comparable period in 2004 primarily due to a $140,000, or 13%, decrease in Consumer Mortgage Guide revenue. This decrease was primarily the result of approximately 48% fewer Consumer Mortgage Guide advertisers during the quarter ended March 31, 2005 than in the comparable quarter in 2004, reflecting lower post re-finance consumer demand.

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

	Online Publishing Gross Margin
	Q1 04	Q2 04	Q3 04	Q4 04	Q1 05

Online publishing revenue, excluding barter	$8,044,570	$7,874,550	$7,520,740	$7,414,390	$8,645,747
Cost of online publishing revenue	1,419,983	1,423,922	1,337,122	1,353,428	1,639,475
Gross margin	$6,624,587	$6,450,628	$6,183,618	$6,060,962	$7,006,272
Gross margin as a percentage of revenue	82%	82%	82%	82%	81%

Online publishing costs for the three months ended March 31, 2005 were $219,000, or 15%, higher than the comparable period in 2004 primarily due to higher human resource costs ($136,000) supporting new hires; and higher revenue sharing payments ($76,000) to our distribution partners due to higher associated revenue.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing and licensing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Consumer Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs vary proportionately with the related revenues and increased $61,000, or 6%, for the three months ended March 31, 2005 compared to the same period in 2004 due to including certain licensing product development expenses ($68,000) in cost of revenue in 2005 while in 2004, those expenses were included in other operating expenses. The decline in print publishing and licensing margins is likely to continue for the foreseeable future, reflecting more difficult business conditions for newspapers as they face competition from other types of advertising media, particularly Internet advertising.

	Print Publishing & Licensing Gross Margin
	Q1 04	Q2 04	Q3 04	Q4 04	Q1 05

Print publishing & licensing revenue	$1,291,827	$1,416,780	$1,310,911	$1,242,502	$1,155,296
Cost of print publishing & licensing revenue	1,042,403	1,177,131	1,089,374	1,050,536	1,103,169
Gross margin	$249,424	$239,649	$221,537	$191,966	$52,127
Gross margin as a percentage of revenue	19%	17%	17%	15%	5%

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead. Sales costs for the three months ended March 31, 2005 were down $461,000, or 35%, from the comparable period in 2004 primarily due to a $284,000 reduction in sales commissions and $112,000 less in human resource costs, reflecting our restructuring of the online sales compensation plans and the talent pool.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay per performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs. Marketing costs also include barter expense, which represents the non-cash cost of our advertisements that are run on other companies’ Web sites in our barter transactions. Barter expense was $621,000 and $938,000 for the quarters ended March 31, 2005 and 2004, respectively. Excluding barter expense, marketing expenses for the quarter ended March 31, 2005 of $899,000 were $87,000, or 11%, higher than the comparable quarter in 2004, primarily reflecting our efforts to improve search engine results with key word (pay per performance) campaigns as traffic acquisition becomes more competitive.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development and other technology costs. Product development costs for the three months ended March 31, 2005 were $102,000, or 17%, lower than the same period in 2004 reflecting certain licensing product development expenses now included in cost of print publishing and licensing revenue. While those products were being developed, the operating costs were included in product development costs.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. These costs were up $228,000, or 14%, compared to the first quarter in 2004 due primarily to higher accounting costs and consulting services supporting the expense of complying with The Sarbanes-Oxley Act of 2002.

Depreciation and Amortization

Depreciation and amortization was $17,000, or 10%, higher for the three months ended March 31, 2005 compared to 2004 due to assets placed in service during the fourth quarter of 2004 and the first quarter of 2005.

Other Income

Other income consists of interest income generated from invested cash and cash equivalents. Interest income for the three months ended March 31, 2005 was higher than the amounts reported in the same period in 2004 due to higher cash balances. In September 2004, our North Palm Beach, Florida corporate office building sustained severe damage from the two major hurricanes that hit the South Florida coast. We submitted insurance claims for the furniture and equipment lost, and the replacement cost reimbursement was greater than the book value of the assets destroyed. Accordingly, a $221,000 gain was recorded in other income in the accompanying Condensed Statement of Operations.

Income Taxes

As required by Statement of SFAS No. 109, Accounting for Income Taxes, we recognize tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. Up to the third quarter of 2003, we had provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with our future profitability. In the fourth quarter of 2003 management reassessed the valuation allowance previously established against deferred tax assets. Factors considered included: historical results of operations, volatility of the economic and interest rate environment and projected earnings based on current operations. Based on this evidence, we concluded that it was more likely than not that a portion of the deferred tax assets would be realized and, accordingly, released $3,400,000 of the valuation allowance, which resulted in an income tax benefit of approximately $3,100,000.

During the quarters ended March 31, June 30, and September 30, 2004, we continued to evaluate the need for a valuation allowance against the deferred tax asset. We completed our business planning process during the fourth quarter of 2004, which included the following strategic initiatives for 2005: the enhancement of our quality control process and procedures; the re-design of our Web site; the execution of exclusive advertising contracts with two mortgage lead aggregators; broadening the breadth and depth of our products and services; a reorganization of our advertising sales force; and the migration to a cost-per-click revenue model on our rate tables. Considering these strategic initiatives and their impact on future earnings potential, we concluded that it was more likely than not that we will generate sufficient taxable income in future periods to realize the entire deferred tax asset. At December 31, 2004, we reversed the remaining $9,400,000 valuation allowance resulting in an income tax benefit of $4,800,000 and a net deferred tax asset of $11,400,000. As of March 31, 2005, we had $10,239,000 in deferred tax assets. The realization of the deferred tax asset depends on our ability to continue to generate taxable income in the future. If we determine that we will not be able to realize all or a portion of the deferred tax asset in the future, an adjustment to the deferred tax asset will be charged against earnings in the period such determination is made.

Liquidity and Capital Resources

Our principal source of liquidity is the cash generated by our operations. As of March 31, 2005, we had working capital of $38,424,000, and our primary commitments were approximately $1,469,000 in operating lease payments over the next four years, as well as capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $3,025,000 through March 31, 2006. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or any off-balance sheet arrangements.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations.

Payments Due
(In thousands)
	Less than	One to	Three to	More than
Contractual obligations	one year	three years	five years	five years

Long-term debt oblibations	$--	$--	$--	$--
Capital lease obligations	--	--	--	--
Operating lease obligations (1)	741,256	485,166	242,669	--
Purchase obligations (2)	779,130	317,807	--	--
Other long-term obligations	--	--	--	--

(1)	Includes our obligations under existing operating leases.
(2)	Represents base contract amounts for Internet hosting, co-location content distribution and other infrastructure costs.

During the three months ended March 31, 2005, we generated $2,392,000 of net cash from operating activities. Our net income of $1,905,000 was adjusted for the deferred income tax provision of $1,167,000, depreciation and amortization of $189,000, bad debt expense of $95,000, and a net negative change in the components of operating assets and liabilities of $965,000. Of this negative change, $617,000 resulted from an increase in accounts receivable, and $269,000 resulted from a decrease in accounts payable. Accounts receivable balances were higher at March 31, 2005 supporting higher sales levels. The decrease in accounts payable was due to more payments on account during the quarter. During the three months ended March 31, 2005, net cash of $99,000 was used to purchase furniture and equipment and software, and $39,000 was provided by financing activities, primarily the result of stock option exercises.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of March 31, 2005, all of our cash equivalents matured in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluations as of March 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by the Company in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2002, American Interbanc Mortgage, LLC (“AI”), a mortgage lender that advertised on Bankrate.com (the “Web site”), filed suit in the Superior Court of California against several of AI’s competitors (not including the Company) who also advertised on the Web site for (i) false advertising under the federal Lanham Act, (ii) common law unfair competition, and (iii) violations of certain sections of the California Business and Professions Code. In August 2002, the Company declined to renew AI’s advertising contract.  In December 2002, AI filed a First Amended Complaint (the “Amended Complaint”), adding the Company as a defendant, and asserting an additional claim for an alleged violation of the Cartwright Act, California’s antitrust law, alleging that the Company conspired with all of the co-defendants (various mortgage lenders and mortgage brokers) to allow them to engage in allegedly false advertising on the Web site while also precluding AI from advertising on the Website.  The Amended Complaint sought an undisclosed sum of monetary damages, restitution of profits, compensation acquired as a result of the allegedly wrongful conduct, attorney’s fees, costs, and injunctive relief. The Company filed a special motion to strike the Amended Complaint under California’s anti-SLAPP (Strategic Lawsuits Against Public Participation) statute, contending that (i) AI’s claims against the Company were all based on publishing decisions protected by the First Amendment of the United States Constitution and its counterpart in the California Constitution, and (ii) AI could not establish a probability of success on the merits of its claims.  The Company also filed a demurrer to the Amended Complaint, contending that it failed to state facts constituting a valid cause of action against the Company.  AI filed motions (i) for a preliminary injunction against the Company, seeking an order requiring the Company to publish AI’s advertisements and to cease publishing the alleged false advertisements of AI’s competitors, and (ii) seeking sanctions against the Company for having filed an allegedly “frivolous” anti-SLAPP motion.  By Orders dated April 24, and May 22, 2003, the trial court (i) denied the Company’s anti-SLAPP motion, (ii) granted the Company’s demurrer as to AI’s common law unfair competition claim, but otherwise overruled the demurrer, (iii) denied AI’s motion for a preliminary injunction, and (iv) denied AI’s motion for sanctions. On May 22, 2003, the Company appealed the order denying its anti-SLAPP claim, and AI, among other things, appealed the order denying its motion for preliminary injunction.  The Court of Appeal of the State of California, Fourth Appellate District, affirmed the various appeals and denied all relief requested. On January 15, 2004, AI filed its Second Amended Complaint asserting five counts, including claims for (i) false advertising under the Lanham Act, against all defendants, (ii) restraint of trade under the Cartwright Act, against all defendants, (iii) intentional interference with economic relations, against defendants other than the Company, (iv) intentional interference with prospective economic advantage, against some defendants including the Company, and (v) false advertising and unfair trade practices, against all defendants.  The complaint seeks unspecified damages, including treble damages, interest, attorney’s fees, and costs, disgorgement of property and profits allegedly wrongfully acquired, restitution, an accounting, and injunctive relief. On December 20, 2004, the Company received a Statement of Damages (the “Statement”) by which AI, for the first time, has indicated the amount of damages it allegedly seeks.  In the Statement AI states, without factual explanation, that it “is informed and believes that its damages are not less than $16.5 million,” allegedly “incurred as a proximate result of [all] defendants’ wrongful conduct.” AI seeks to have those damages trebled and also seeks “reasonable attorney’s fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs.  In connection with the causes of action for intentional interference with economic relations and prospective economic advantage, AI in its Statement “reserves the right to seek not less than $33 million in punitive damages when it seeks a judgment” in the action. The Company believes that all of AI’s claims against it are factually and legally without merit. The Company will continue vigorously to defend itself against all AI’s claims, and will continue to seek redress through all applicable remedies for any injuries suffered by the Company in connection with this matter. At March 31, 2005, the outcome of this matter was uncertain. The Company cannot estimate at this time, the amount of loss, if any, which could result from an adverse resolution of this litigation.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)	Exhibits

10.1	Aggregator Agreement effective January 1, 2005 between the Company and iHomeowners, Inc. (1)

10.2	Marketing Agreement effective January 21, 2005 between the Company and LowerMyBills, Inc. (2)

31.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Robert J. DeFranco, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robert J. DeFranco, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 10.5 included with the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 16, 2005.

(2)	Incorporated by reference to Exhibit 10.6 included with the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKRATE, INC.

Date: May 10, 2005	By:	/s/ ROBERT J. DEFRANCO

Robert J. DeFranco Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)