Form 10-K/A
period 2004-12-31
BANKRATE INC
filed 2005-06-16
CIK 1080866

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Parts I and III of this report.

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to amend Exhibit 23.1 (Consent of KPMG LLP). Unaffected Items have not been repeated in this Amendment No. 1.

Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update or change the financial statements or any other Items or disclosures in the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 16, 2005. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report:

(1) Financial Statements.

See Index to Financial Statements under Item 8.

(2) Financial Statement Schedule.

All financial statement schedules have been omitted since the required information is not material or is included in the consolidated financial statements or notes thereto.

(3) Exhibits.

23.1	Consent of KPMG LLP. +

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 15th day of June, 2005.

By:	/s/ Robert J. DeFranco
Robert J. DeFranco
Senior Vice President and
Chief Financial Officer