Form 10-Q
period 2005-06-30
BANKRATE INC
filed 2005-08-09
CIK 1080866

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ______

Commission File No. 0-25681

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization) 11760 U.S. Highway One, Suite 500 North Palm Beach, Florida (Address of principal executive offices)	65-0423422 (I.R.S. Employer Identification No.) 33408 (Zip Code)

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

The number of outstanding shares of the issuer's common stock as of July 31, 2005 was as follows: 15,810,535 shares of Common Stock, $.01 par value.

Bankrate, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bankrate, Inc.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2005	2004
Assets

Cash and cash equivalents	$34,829,964	$27,735,267
Accounts and notes receivable, net of allowance for doubtful accounts
of $400,000 at June 30, 2005 and December 31, 2004, respectively	6,051,094	4,343,747
Deferred income taxes	5,368,554	4,359,058
Insurance claim receivable	-	241,015
Prepaid and other current assets	425,402	369,572
Total current assets	46,675,014	37,048,659

Furniture, fixtures and equipment, net	1,051,036	1,275,605
Deferred income taxes	3,330,000	7,047,521
Intangible assets, net	172,403	205,656
Other assets	317,054	429,079

Total assets	$51,545,507	$46,006,520

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$1,363,819	$1,386,164
Accrued expenses	2,885,927	1,749,058
Deferred revenue	205,221	192,357
Other current liabilities	91,628	93,352
Total current liabilities	4,546,595	3,420,931

Other liabilities	160,618	251,391

Total liabilities	4,707,213	3,672,322

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized and undesignated	-	-
Common stock, par value $.01 per share-- 100,000,000 shares authorized; 15,807,368 and
15,780,811 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	158,073	157,808
Additional paid in capital	70,222,939	70,137,462
Accumulated deficit	(23,542,718)	(27,961,072)
Total stockholders' equity	46,838,294	42,334,198

Total liabilities and stockholders' equity	$51,545,507	$46,006,520

See accompanying notes to condensed financial statements.

Bankrate, Inc.
Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2005	2004	2005	2004
Online publishing	$11,204,023	$8,694,550	$20,470,576	$17,676,955
Print publishing and licensing	1,161,007	1,416,780	2,316,303	2,708,607
Total revenue	12,365,030	10,111,330	22,786,879	20,385,562
Cost of revenue:
Online publishing	1,823,127	1,423,922	3,462,602	2,843,905
Print publishing and licensing	1,075,375	1,177,131	2,178,544	2,124,222
Total cost of revenue	2,898,502	2,601,053	5,641,146	4,968,127

Gross margin	9,466,528	7,510,277	17,145,733	15,417,435

Operating expenses:
Sales	970,597	1,071,036	1,812,444	2,374,130
Marketing	1,713,010	1,805,215	3,232,633	3,555,076
Product development	510,777	617,561	1,014,883	1,319,124
General and administrative	2,221,655	1,529,831	4,135,933	3,216,407
Severance charge	-	260,000	-	260,000
Depreciation and amortization	208,335	193,311	397,574	365,822
	5,624,374	5,476,954	10,593,467	11,090,559
Income from operations	3,842,154	2,033,323	6,552,266	4,326,876
Other income:
Interest income	212,144	76,775	353,407	153,617
Insurance recovery (Note 4)	-	-	220,705	-
Total other income	212,144	76,775	574,112	153,617

Income before income taxes	4,054,298	2,110,098	7,126,378	4,480,493
Provision for income taxes	1,540,634	-	2,708,024	-
Net income	$2,513,664	$2,110,098	$4,418,354	$4,480,493

Basic and diluted net income per share:
Basic	$0.16	$0.14	$0.28	$0.29
Diluted	$0.15	$0.13	$0.27	$0.28
Weighted average common shares outstanding:
Basic	15,804,045	15,310,318	15,795,981	15,254,496
Diluted	16,590,763	16,084,565	16,578,483	16,098,573

See accompanying notes to condensed financial statements.

Bankrate, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,418,354	$4,480,493
Adjustments to reconcile net income to net cash provided by
operating activities:
Deferred income taxes	2,708,025	-
Depreciation and amortization	397,574	365,822
Bad debt expense	127,218	120,000
Changes in operating assets and liabilities:
Accounts receivable	(1,834,565)	(1,521,581)
Other assets	297,210	(346,483)
Accounts payable	(22,345)	(44,817)
Accrued expenses	1,136,869	2,050
Other liabilities	(79,633)	163,016
Net cash provided by operating activities	7,148,707	3,218,500
Cash flows from investing activities:
Purchases of equipment and software	(152,102)	(387,535)
Disposals of equipment	12,350	-
Net cash used in investing activities	(139,752)	(387,535)
Cash flows from financing activities:
Proceeds from exercise of stock options	85,742	436,607
Net cash provided by financing activities	85,742	436,607
Net increase in cash and cash equivalents	7,094,697	3,267,572
Cash and equivalents, beginning of period	27,735,267	20,874,482
Cash and equivalents, end of period	$34,829,964	$24,142,054

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$18,000	$70,600

See accompanying notes to condensed financial statements.

BANKRATE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2005
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

Basis of Presentation

The unaudited interim condensed financial statements for the three and six months ended June 30, 2005 and 2004 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2005, and the results of its operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the three and six months ended June 30, 2005 and 2004. The results for the three and six months ended June 30, 2005 are unaudited and are not necessarily indicative of the expected results for the full year or any future period.

The unaudited condensed financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2004 Form 10-K.

Barter Revenue

Online publishing revenue also includes barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. We follow the accounting literature provided by Emerging Issues Task Force (“EITF”) 99-17, Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on our Web site. Barter expense is recognized when our advertisements are run on the other companies’ Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are delivered by the other companies prior to our delivering the advertising impressions, a liability is recorded. If we deliver advertising impressions to the other companies’ Web sites prior to the other companies delivering the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at June 30, 2005 and December 31, 2004. Barter revenue was approximately $721,000, and $820,000, and represented approximately 6% and 8% of total revenue for the three months ended June 30, 2005 and 2004, respectively, and was approximately $1,342,000 and $1,758,000, and represented approximately 6% and 9%, respectively, for the six months ended June 30, 2005 and 2004.

Basic and Diluted Net Income Per Share

The Company computes basic net income per share by dividing net income for the period by the weighted average number of shares outstanding for the period. Diluted net income per share includes the effect of common stock equivalents, consisting of outstanding stock options, to the extent the effect is not anti-dilutive.

The weighted average number of common shares outstanding used in computing diluted net income per share for the three and six months ended June 30, 2005 and 2004 includes the shares resulting from the dilutive effect of outstanding stock options. For the three and six months ended June 30, 2005, 401,500 shares attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three and six months ended June 30, 2004, 416,775 and 125,000 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

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

Pro Forma Disclosures Under SFAS No. 148

The following table provides the fair value of the options granted during the three and six-month periods ended June 30, 2005 and 2004 using the Black-Scholes pricing model together with a description of the assumptions used to calculate the fair value. Options for 133,000 and 625,000 shares, respectively, were granted during the three-month periods ended June 30, 2005 and 2004. Options for 462,500 and 1,013,000 shares, respectively, were granted during the six-month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average fair value	$17.81	$6.73	$17.62	$8.01
Expected volatility	115%	100%	119%	100%
Weighted average risk free rate	2.8%	3.9%	3.6%	3.5%
Expected lives	5 years	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%	0%

The Company applies APB Opinion No. 25 in accounting for its stock-based compensation. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net income and net income per share would have been reported at the pro forma amounts indicated below.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$2,513,664	$2,110,098	$4,418,354	$4,480,493
Less total stock-based employee compensation
determined under fair value-based method for all
awards, net of related tax effect	(816,218)	(327,089)	(1,550,884)	(565,827)
Pro forma	$1,697,446	$1,783,009	$2,867,470	$3,914,666
Basic and diluted net income per common share as reported:
Basic	$0.16	$0.14	$0.28	$0.29
Diluted	0.15	0.13	0.27	0.28
Basic and diluted net income per common share pro forma:
Basic	0.11	0.12	0.18	0.26
Diluted	0.11	0.11	0.18	0.25
Weighted average common shares outstanding-reported:
Basic	15,804,045	15,310,318	15,795,981	15,254,496
Diluted	16,590,763	16,084,565	16,578,483	16,098,573
Weighted average common shares outstanding-pro forma:
Basic	15,804,045	15,310,318	15,795,981	15,254,496
Diluted	15,921,064	15,732,816	15,905,050	15,783,456

Stockholders’ Equity

The activity in stockholder’s equity for the three months ended June 30, 2005 is shown below.

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2004	15,780,811	$157,808	$70,137,462	$(27,961,072)	$42,334,198
Stock options exercised	21,163	212	38,294	-	38,506
Net income for the period	-	-	-	1,904,690	1,904,690
Balances, March 31, 2005	15,801,974	158,020	70,175,756	(26,056,382)	44,277,394
Stock options exercised	5,394	53	47,183	-	47,236
Net income for the period	-	-	-	2,513,664	2,513,664
Balances, June 30, 2005	15,807,368	$158,073	$70,222,939	$(23,542,718)	$46,838,294

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

Comprehensive Income

Comprehensive income is the same as net income for the three months ended June 30, 2005 and 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R which requires the measurement of all employee share-based payments to directors and employees, including stock option grants, using a fair value-based method and the recording of such expense in our statements of operations. In April 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment, which delays adoption of SFAS No. 123R until the first interim or annual period after January 1, 2006. The Company is required to adopt SFAS No. 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Pro Forma Disclosures Under SFAS No. 148” in Note 1 above for the pro forma net income and earnings per share amounts for the three and six months ended June 30, 2005 and 2004, as if we had used a fair value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for director and employee stock option grants. We are evaluating the requirements under SFAS No. 123R and expect the adoption to significantly reduce net income and earnings per share.

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

The Company had two online customers that accounted for 12% and 10%, respectively, of total revenue for the three months ended June 30, 2005. Those same customers accounted for 11% and 9%, respectively, of total revenue for the six months ended June 30, 2005. No single customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2004. No material revenues were generated outside of the United States.

Summarized segment information as of, and for, the three and six months ended June 30, 2005 and 2004 is presented below.

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Three Months Ended June 30, 2005
Revenue	$11,204,023	$1,161,007	$-	$12,365,030
Cost of revenue	1,823,127	1,075,375	-	2,898,502
Gross margin	9,380,896	85,632	-	9,466,528
Sales	970,597	-	-	970,597
Marketing	1,713,010	-	-	1,713,010
Product development	462,818	47,959	-	510,777
General and administrative	2,013,054	208,601	-	2,221,655
Depreciation and amortization	188,774	19,561	-	208,335
Other income	-	-	212,144	212,144
Provision for income taxes	-	-	(1,540,634)	(1,540,634)
Segment profit (loss)	$4,032,644	$(190,490)	$(1,328,490)	$2,513,664
Total assets	$7,437,084	$561,076	$43,547,347	$51,545,507

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Three Months Ended June 30, 2004
Revenue	$8,694,550	$1,416,780	$-	$10,111,330
Cost of revenue	1,423,922	1,177,131	-	2,601,053
Gross margin	7,270,628	239,649	-	7,510,277
Sales	1,071,036	-	-	1,071,036
Marketing	1,805,215	-	-	1,805,215
Product development	432,293	185,268	-	617,561
General and administrative	1,312,858	216,973	-	1,529,831
Severance charge	-	-	260,000	260,000
Depreciation and amortization	135,318	57,993	-	193,311
Other income	-	-	76,775	76,775
Segment profit (loss)	$2,513,908	$(220,585)	$(183,225)	$2,110,098
Total assets	$7,998,057	$1,880,505	$24,142,054	$34,020,616

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Six Months Ended June 30, 2005
Revenue	$20,470,576	$2,316,303	$-	$22,786,879
Cost of revenue	3,462,602	2,178,544	-	5,641,146
Gross margin	17,007,974	137,759	-	17,145,733
Sales	1,812,444	-	-	1,812,444
Marketing	3,232,633	-	-	3,232,633
Product development	911,719	103,164	-	1,014,883
General and administrative	3,715,512	420,421	-	4,135,933
Depreciation and amortization	357,160	40,414	-	397,574
Other income	-	-	574,112	574,112
Provision for income taxes	-	-	(2,708,024)	(2,708,024)
Segment profit (loss)	$6,978,505	$(426,239)	$(2,133,912)	$4,418,354
Total assets	$7,437,084	$561,076	$43,547,347	$51,545,507

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Six Months Ended June 30, 2004
Revenue	$17,676,955	$2,708,607	$-	$20,385,562
Cost of revenue	2,843,905	2,124,222	-	4,968,127
Gross margin	14,833,050	584,385	-	15,417,435
Sales	2,374,130	-	-	2,374,130
Marketing	3,555,076	-	-	3,555,076
Product development	923,387	395,737	-	1,319,124
General and administrative	2,760,187	456,220	-	3,216,407
Severance charge	-	-	260,000	260,000
Depreciation and amortization	256,075	109,747	-	365,822
Other income	-	-	153,617	153,617
Segment profit (loss)	$4,964,195	$(377,319)	$(106,383)	$4,480,493
Total assets	$7,998,057	$1,880,505	$24,142,054	$34,020,616

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In March 2002, American Interbanc Mortgage, LLC (“AI”), a mortgage lender that advertised on Bankrate.com (the “Web site”), filed suit in the Superior Court of California against several of AI’s competitors (not including the Company) who also advertised on the Web site for (i) false advertising under the federal Lanham Act, (ii) common law unfair competition, and (iii) violations of certain sections of the California Business and Professions Code. In August 2002, the Company declined to renew AI’s advertising contract.  In December 2002, AI filed a First Amended Complaint (the “Amended Complaint”), adding the Company as a defendant, and asserting an additional claim for an alleged violation of the Cartwright Act, California’s antitrust law, alleging that the Company conspired with all of the co-defendants (various mortgage lenders and mortgage brokers) to allow them to engage in allegedly false advertising on the Web site while also precluding AI from advertising on the Website.  The Amended Complaint sought an undisclosed sum of monetary damages, restitution of profits, compensation acquired as a result of the allegedly wrongful conduct, attorney’s fees, costs, and injunctive relief. The Company filed a special motion to strike the Amended Complaint under California’s anti-SLAPP (Strategic Lawsuits Against Public Participation) statute, contending that (i) AI’s claims against the Company were all based on publishing decisions protected by the First Amendment of the United States Constitution and its counterpart in the California Constitution, and (ii) AI could not establish a probability of success on the merits of its claims.  The Company also filed a demurrer to the Amended Complaint, contending that it failed to state facts constituting a valid cause of action against the Company.  AI filed motions (i) for a preliminary injunction against the Company, seeking an order requiring the Company to publish AI’s advertisements and to cease publishing the alleged false advertisements of AI’s competitors, and (ii) seeking sanctions against the Company for having filed an allegedly “frivolous” anti-SLAPP motion.  By Orders dated April 24, and May 22, 2003, the trial court (i) denied the Company’s anti-SLAPP motion, (ii) granted the Company’s demurrer as to AI’s common law unfair competition claim, but otherwise overruled the demurrer, (iii) denied AI’s motion for a preliminary injunction, and (iv) denied AI’s motion for sanctions. On May 22, 2003, the Company appealed the order denying its anti-SLAPP claim, and AI, among other things, appealed the order denying its motion for preliminary injunction.  The Court of Appeal of the State of California, Fourth Appellate District, affirmed the various appeals and denied all relief requested. On January 15, 2004, AI filed its Second Amended Complaint asserting five counts, including claims for (i) false advertising under the Lanham Act, against all defendants, (ii) restraint of trade under the Cartwright Act, against all defendants, (iii) intentional interference with economic relations, against defendants other than the Company, (iv) intentional interference with prospective economic advantage, against some defendants including the Company, and (v) false advertising and unfair trade practices, against all defendants.  The complaint seeks unspecified damages, including treble damages, interest, attorney’s fees, and costs, disgorgement of property and profits allegedly wrongfully acquired, restitution, an accounting, and injunctive relief. On December 20, 2004, the Company received a Statement of Damages (the “Statement”) by which AI, for the first time, has indicated the amount of damages it allegedly seeks.  In the Statement AI states, without factual explanation, that it “is informed and believes that its damages are not less than $16.5 million,” allegedly “incurred as a proximate result of [all] defendants’ wrongful conduct.” AI seeks to have those damages trebled and also seeks “reasonable attorney’s fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs.  In connection with the causes of action for intentional interference with economic relations and prospective economic advantage, AI in its Statement “reserves the right to seek not less than $33 million in punitive damages when it seeks a judgment” in the action. The Company believes that all of AI’s claims against it are factually and legally without merit. The Company will continue vigorously to defend itself against all AI’s claims, and will continue to seek redress through all applicable remedies for any injuries suffered by the Company in connection with this matter. At June 30, 2005, the outcome of this matter was uncertain. The Company cannot estimate at this time, the amount of loss, if any, which could result from an adverse resolution of this litigation.

NOTE 4 - INSURANCE RECOVERY

In September 2004, the Company’s North Palm Beach, Florida corporate office building sustained severe damage from the two major hurricanes that hit the South Florida coast. The Company submitted insurance claims for the furniture and equipment lost, and the replacement cost reimbursement was greater than the book value of the assets destroyed. Accordingly, a $221,000 gain was recorded in other income in the first quarter of 2005 in the accompanying statement of income.

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

Overview

Bankrate, Inc. (the “Company”) owns and operates an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com, is the Web’s leading aggregator of information on more than 300 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications. Bankrate.com provides the tools and information that can help consumers make better financial decisions. We regularly survey approximately 4,800 financial institutions in more than 575 markets in 50 states in order to provide the most current objective, unbiased rates. Hundreds of print and online partner publications depend on Bankrate.com as the trusted source for financial rates and information.

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

Our potential market is growing and is still in the early stages of consumer awareness of the Internet as a personal finance tool. Financial institutions are still in the early stages of adopting the Internet for advertising products and customer acquisition. Their online advertising spending is still a very small percentage of their overall advertising budgets.

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Yahoo! Finance, AOL Personal Finance and MSN Money; personal finance destination sites such as The Motley Fool, MarketWatch, Inc., SmartMoney.com, Kiplinger.com and CNNMoney.com; e-commerce oriented sites that include banking and credit products such as LendingTree and Pricegrabber; lead aggregators such as LowerMyBills, iHomeowners and NexTag; print mortgage table sellers like MMIS and national Financial News Service; rate listing sites such as MonsterMoving, REALTOR.com, Informa Research Services, Checkinterestrates.com/CarsDirect, and Interest.com; and key word cost-per-click advertising sites/networks such as Google, Overture, Ask Jeeves and FindWhat. We also compete for traffic with brands like these. Our traffic has grown from 700,000 unique visitors per month in early 2000 to 4 million unique visitors a month according to comScore Media Metrix.

The key drivers to our business are the number of advertisers on our Web site and the number of consumers visiting our Web site or page views. We added over 40 new graphic advertisers and over 280 new hyperlink advertisers in 2004. We added over 30 new graphic advertisers and over 90 new hyperlink advertisers in 2005. The number of advertisers has grown from approximately 200 in 2000 to over 530 in 2004. Through June 30, 2005, the number of advertisers declined to just over 415 due to consolidation in the industry. Page views have grown from 134 million in 2000 to over 390 million in 2004, and were 114 million in the second quarter of 2005 and 225 million through June 30, 2005.

We have improved our gross margin from 37% in 2000 to 77% in 2005, and have reduced other operating expenses (excluding barter expense, the severance charge of $260,000, and the legal settlement charges of $510,000 recorded in 2004) as a percentage of total revenue (excluding barter revenue) from 140% in 2000 to 43% in 2005. Our income before taxes (excluding the insurance gain in the first quarter of 2005) as a percentage of total revenue (excluding barter) has grown to 32% in 2005, and we have increased cash and cash equivalents by approximately $26 million since December 31, 2000.

Adjusted Other Operating Expenses and Total Revenue Excluding Barter
($000's)	2000	2001	2002	2003	2004	Q1 05	Q2 05
Total revenue	$15,205	$18,257	$26,571	$36,621	$39,204	$10,422	$12,365
Barter revenue	(757)	(2,558)	(2,912)	(3,164)	(3,088)	(621)	(721)
	14,448	15,699	23,659	33,457	36,116	9,801	11,644
Other operating expenses	20,915	13,724	15,334	19,301	21,130	4,969	5,624
Barter expense	(757)	(2,750)	(2,920)	(3,164)	(3,088)	(621)	(721)
Severance charge	-	-	-	-	(260)	-	-
Legal settlement charge	-	-	-	-	(510)	-	-
	$20,158	$10,974	$12,414	$16,137	$17,272	$4,348	$4,903
Adjusted other operating expenses as a
percentage of total revenue	140%	70%	52%	48%	48%	44%	42%

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes and the allowance for doubtful accounts receivable have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Below we discuss the critical accounting estimates associated with these policies. Historically, our judgments, estimates and assumptions relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see the discussion in the section titled “Results of Operations and Critical Accounting Policies” below, and Note 1 in Notes to Financial Statements in our 2004 Form 10-K.

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

In March 2002, American Interbanc Mortgage, LLC (“AI”), a mortgage lender that advertised on Bankrate.com, filed suit in the Superior Court of California against several of AI’s competitors (not including Bankrate, Inc.) who also advertised on our Web site for (i) false advertising under the federal Lanham Act, (ii) common law unfair competition, and (iii) violations of certain sections of the California Business and Professions Code. In August 2002, we declined to renew AI’s advertising contract.  In December 2002, AI filed a First Amended Complaint (the “Amended Complaint”), adding us as a defendant, and asserting an additional claim for an alleged violation of the Cartwright Act, California’s antitrust law, alleging that we conspired with all of the co-defendants (various mortgage lenders and mortgage brokers) to allow them to engage in allegedly false advertising on our Web site while also precluding AI from advertising on our Web site.  The Amended Complaint sought an undisclosed sum of monetary damages, restitution of profits, compensation acquired as a result of the allegedly wrongful conduct, attorney’s fees, costs, and injunctive relief. We filed a special motion to strike the Amended Complaint under California’s anti-SLAPP (Strategic Lawsuits Against Public Participation) statute, contending that (i) AI’s claims against us were all based on publishing decisions protected by the First Amendment of the United States Constitution and its counterpart in the California Constitution, and (ii) AI could not establish a probability of success on the merits of its claims.  We also filed a demurrer to the Amended Complaint, contending that it failed to state facts constituting a valid cause of action against us.  AI filed motions (i) for a preliminary injunction against us, seeking an order requiring us to publish AI’s advertisements and to cease publishing the alleged false advertisements of AI’s competitors, and (ii) seeking sanctions against us for having filed an allegedly “frivolous” anti-SLAPP motion.  By Orders dated April 24, and May 22, 2003, the trial court (i) denied our anti-SLAPP motion, (ii) granted our demurrer as to AI’s common law unfair competition claim, but otherwise overruled the demurrer, (iii) denied AI’s motion for a preliminary injunction, and (iv) denied AI’s motion for sanctions. On May 22, 2003, we appealed the order denying our anti-SLAPP claim, and AI, among other things, appealed the order denying AI’s motion for preliminary injunction.  The Court of Appeal of the State of California, Fourth Appellate District, affirmed the various appeals and denied all relief requested. On January 15, 2004, AI filed its Second Amended Complaint asserting five counts, including claims for (i) false advertising under the Lanham Act, against all defendants, (ii) restraint of trade under the Cartwright Act, against all defendants, (iii) intentional interference with economic relations, against defendants other than us, (iv) intentional interference with prospective economic advantage, against some defendants including us, and (v) false advertising and unfair trade practices, against all defendants.  The complaint seeks unspecified damages, including treble damages, interest, attorney’s fees, and costs, disgorgement of property and profits allegedly wrongfully acquired, restitution, an accounting, and injunctive relief. On December 20, 2004, we received a Statement of Damages (the “Statement”) by which AI, for the first time, has indicated the amount of damages it allegedly seeks.  In the Statement AI states, without factual explanation, that it “is informed and believes that its damages are not less than $16.5 million,” allegedly “incurred as a proximate result of [all] defendants’ wrongful conduct.”  AI seeks to have those damages trebled and also seeks “reasonable attorney’s fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs.  In connection with the causes of action for intentional interference with economic relations and prospective economic advantage, AI in its Statement “reserves the right to seek not less than $33 million in punitive damages when it seeks a judgment” in the action. We believe that all of AI’s claims against it are factually and legally without merit.  We will continue vigorously to defend ourself against all AI’s claims, and will continue to seek redress through all applicable remedies for any injuries suffered by us in connection with this matter. At June 30, 2005, the outcome of this matter was uncertain. We cannot estimate at this time, the amount of loss, if any, that could result from an adverse resolution of this litigation.

Significant Developments

In September 2004, two major hurricanes made landfall within 30 miles north of our North Palm Beach, Florida office facility, resulting in periods of power outages and significant property damage throughout the region. Our contingency and disaster recovery plans were activated which allowed for the continued, uninterrupted operation of Bankrate.com during the recovery periods. Significant damage to the roof of the office building resulted in the loss of certain furniture, fixtures, equipment and leasehold improvements. The losses were covered by insurance for which the Company filed a claim. As a result, a $241,000 insurance claim receivable was recorded as of December 31, 2004. The replacement cost reimbursement in March 2005 was greater than the book value of the assets destroyed. Accordingly, a $221,000 gain was recorded in other income for the six months ended June 30, 2005 in the accompanying statement of income.

On January 22, 2005 and January 25, 2005, we entered into exclusive agreements with LowerMyBills, Inc. and iHomeowners, Inc. (the “companies”), respectively. Under the terms of the agreements, we will run graphic advertisements from the companies on our home page, mortgage and refinance channels, calculators, and other areas of the Bankrate.com Web site on a category exclusive basis, at agreed-upon cost per thousand impressions, or CPM’s. We may also earn additional revenue as a result of certain performance-based criteria with each of the companies. The agreements continue until the later of December 31, 2005 or until such time as we deliver the total number of advertising impressions specified in the agreements.

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

Results of Operations

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

Total Revenue

Revenue:	Q1 04	Q2 04	Q3 04	Q4 04	Q1 05	Q2 05
Online publishing	$8,982,405	$8,694,550	$8,158,241	$8,107,045	$9,266,553	$11,204,023
Print publishing and licensing	1,291,827	1,416,780	1,310,911	1,242,502	1,155,296	1,161,007
Total revenue	$10,274,232	$10,111,330	$9,469,152	$9,349,547	$10,421,849	$12,365,030

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

Online publishing revenue also includes barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. We follow the accounting literature provided by EITF 99-17, Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on our Web site. Barter expense is recognized when our advertisements are run on the other companies’ Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to our delivering the advertising impressions, a liability is recorded. If we deliver advertising impressions to the other companies’ Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at June 30, 2005 and December 31, 2004. Barter revenue was approximately $721,000, and $820,000, and represented approximately 6% and 8% of total revenue for the three months ended June 30, 2005 and 2004, respectively, and was approximately $1,342,000 and $1,758,000, and represented approximately 6% and 9%, respectively, for the six months ended June 30, 2005 and 2004.

	Quarterly Online Publishing Revenue

	Q1 04	Q2 04	Q3 04	Q4 04	Q1 05	Q2 05
Graphic ads	$4,188,189	$3,923,813	$4,033,213	$4,222,809	$5,351,065	$6,665,380
Hyperlinks	3,856,381	3,950,737	3,487,527	3,191,581	3,294,682	3,817,716
Barter	937,835	820,000	637,501	692,655	620,806	720,927
	$8,982,405	$8,694,550	$8,158,241	$8,107,045	$9,266,553	$11,204,023

Excluding barter revenue, online publishing revenue of $10,483,000 for the three months ended June 30, 2005 was $2,609,000, or 33%, higher than the $7,875,000 reported for the same period in 2004. This increase was due to a $2,742,000, or 70%, increase in graphic ad sales. Page views for the quarter were 113.8 million and were 21.2 million, or 23%, higher than the 92.6 million reported in the same period in 2004. Our mortgage lead aggregator program generated approximately $703,000 more revenue than the comparable period in 2004 on higher CPM’s while using 22% less available inventory. Approximately half of the remaining inventory was sold to other advertisers at approximately 50% higher CPM’s.

For the first half of 2005, graphic ad revenue of $12,016,000 was $3,904,000, or 48%, greater than the $8,112,000 reported for the first half of 2004. Page views for the first half of 2005 were 224.9 million and were 15.1 million, or 7%, higher than the 209.8 million reported in the same period in 2004. The mortgage lead aggregator program generated $1,163,000, or 31%, more revenue than in the first half of 2004 on higher CPM’s while using 38% less available inventory. Approximately half of the remaining inventory was sold to other advertisers at over 50% higher CPM’s.

Hyperlink sales for the quarter ended June 30, 2005 were down $133,000, or 3%, compared to the second quarter in 2004 due to a 28% decline in the number of hyperlink advertisers as a result of consolidation in the industry in the post refinance markets.

For the first half of 2005, hyperlink revenue was $695,000, or 9% lower than the first half of 2004. Sequentially, hyperlink revenue for the second quarter was up $523,000, or 16%, from the first quarter of 2005 due to higher pricing, and the Yahoo! CPC rate table launch in April 2005.

Effective October 1, 2005, we plan to convert our hyperlink business model on our interest rate tables from a fixed monthly fee basis to a CPC basis. We believe we will see an increase in hyperlink revenue of approximately 20% in the fourth quarter of 2005.

Barter revenue was intentionally reduced and was down $99,000, or 12%, from the second quarter in 2004, and was down $416,000, or 24%, for the first half of 2005 compared to 2004, as we focus more on monetizing our available views through paid advertising.

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

 Historically, our first calendar quarter had been our highest in terms of page views, and we had typically experienced a slowdown in traffic during our third and fourth quarters. During 2002, certain traffic initiatives and expanded commitments from our distribution partners as well as the activity in mortgage lending caused increases in traffic inconsistent with our historical trends that continued through the second quarter of 2004. As brand awareness continues to strengthen for Bankrate.com, we believe our quarterly page views will become more consistent with a possible decline in the fourth quarter due to the holiday season.

Page Views
(Millions)
	2005	2004	2003	2002	2001	2000
Q1	111.1	117.2	106.7	58.4	70.5	37.0
Q2	113.8	92.6	121.8	48.0	52.2	34.1
Q3	-	92.0	100.3	82.1	47.3	30.5
Q4	-	91.3	75.8	79.3	66.5	32.8

Year	-	393.1	404.6	267.8	236.5	134.4

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

Quarterly Print Publishing & Licensing Revenue

	Q1 04	Q2 04	Q3 04	Q4 04	Q1 05	Q2 05
Consumer Mortgage Guide	$1,085,490	$1,224,200	$1,073,519	$1,022,420	$945,083	$928,504
Editorial	206,337	192,580	237,392	220,082	210,213	232,503
	$1,291,827	$1,416,780	$1,310,911	$1,242,502	$1,155,296	$1,161,007

Print publishing and licensing revenue for the quarter ended June 30, 2005 was down $256,000, or 18%, compared to the comparable period in 2004 primarily due to a $296,000, or 24%, decrease in Consumer Mortgage Guide revenue. This decrease was primarily the result of on average, approximately 21% fewer Consumer Mortgage Guide advertisers during the quarter ended June 30, 2005 than in the comparable quarter in 2004, reflecting the softness in newspaper advertising. This decline was offset by a $40,000, or 21%, increase in licensed rate and rate survey data sales as a result of a more focused sales effort.

Print publishing and licensing revenue for the six months ended June 30, 2005 was down $392,000, or 14%, compared to the comparable period in 2004 primarily due to a $436,000, or 19%, decrease in Consumer Mortgage Guide revenue. This decrease was primarily the result of on average, approximately 23% fewer Consumer Mortgage Guide advertisers during the six months ended June 30, 2005 than in the comparable period in 2004, reflecting the softness in newspaper advertising. This decline was offset by a $44,000, or 11%, increase in licensed rate and rate survey data sales as a result of a more focused sales effort.

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

Online Publishing Gross Margin

	Q1 04	Q2 04	Q3 04	Q4 04	Q1 05	Q2 05
Online publishing revenue, excluding barter	$8,044,570	$7,874,550	$7,520,740	$7,414,390	$8,645,747	$10,483,096
Cost of online publishing revenue	1,419,983	1,423,922	1,337,122	1,353,428	1,639,475	1,823,127
Gross margin	$6,624,587	$6,450,628	$6,183,618	$6,060,962	$7,006,272	$8,659,969
Gross margin as a percentage of revenue	82%	82%	82%	82%	81%	83%

Online publishing costs for the three months ended June 30, 2005 were $399,000, or 28%, higher than the comparable period in 2004 primarily due to higher human resource costs ($146,000) supporting new hires; and higher revenue sharing payments ($294,000) to our distribution partners due to higher associated revenue. These higher expenses were offset by numerous other lower expenses, primarily legal and consulting fees.

For the first half of 2005, online publishing costs were $619,000, or 22%, higher than the first half of 2004 due to higher human resource costs ($281,000) supporting new hires; higher revenue sharing payments ($370,000) to our distribution partners due to higher associated revenue, and higher data acquisition costs ($78,000). These higher expenses were offset by numerous other lower expenses, primarily legal and consulting fees.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing and licensing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Consumer Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs vary proportionately with the related revenues and decreased $102,000, or 9%, for the three months ended June 30, 2005 compared to the same period in 2004 due to a $175,000 decline in Consumer Mortgage Guide revenue sharing payments as associated revenue declined 24%, offset by approximately $60,000 related to including certain licensing product development expenses in cost of revenue in 2005 while in 2004, those expenses were included in other operating expenses.

For the first half of 2005, print publishing and licensing costs were $54,000, or 3% higher, than the first half of 2004 due to $58,000 in higher human resource costs, approximately $128,000 related to including certain licensing product development expenses in cost of revenue in 2005 while in 2004, those expenses were included in other operating expenses, offset by lower Consumer Mortgage Guide revenue sharing payments as associated revenue was 19% lower in 2005 compared to 2004. The decline in print publishing and licensing margins is likely to continue for the foreseeable future, reflecting more difficult business conditions for newspapers as they face competition from other types of advertising media, particularly Internet advertising.

Print Publishing & Licensing Gross Margin

	Q1 04	Q2 04	Q3 04	Q4 04	Q1 05	Q2 05
Print publishing & licensing revenue	$1,291,827	$1,416,780	$1,310,911	$1,242,502	$1,155,296	$1,161,007
Cost of print publishing & licensing revenue	947,091	1,177,131	1,089,374	1,050,536	1,103,169	1,075,375
Gross margin	$344,736	$239,649	$221,537	$191,966	$52,127	$85,632
Gross margin as a percentage of revenue	27%	17%	17%	15%	5%	7%

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead. Sales costs for the three months ended June 30, 2005 were down $100,000, or 9%, from the comparable period in 2004, and were $562,000, or 24%, lower for the first half of 2005 compared to the first half of 2004. These decreases reflect reductions in human resource costs, consulting and market research and commissions following our restructuring of the online sales compensation plans and the ad sales talent pool.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay per performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs. Marketing costs also include barter expense, which represents the non-cash cost of our advertisements that are run on other companies’ Web sites in our barter transactions. Barter expense was $721,000 and $820,000 for the quarters ended June 30, 2005 and 2004, respectively. Excluding barter expense, marketing expenses for the quarter ended June 30, 2005 of $992,000 were essentially flat compared to the same quarter in 2004. For the first half of 2005, marketing expenses were $94,000, or 5%, higher than the first half of 2004 primarily reflecting our efforts to improve search engine results with key word (pay per performance) campaigns as traffic acquisition becomes more competitive.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development and other technology costs. Product development costs for the three months ended June 30, 2005 were $107,000, or 17%, lower than the same period in 2004, and were $304,000, or 23%, lower than the first half of 2004 reflecting certain licensing product development expenses now included in cost of print publishing and licensing revenue. While those products were being developed, the operating costs were included in product development costs.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. These costs were up $692,000, or 45%, compared to the second quarter in 2004 due primarily to higher accounting costs ($356,000), management incentive plan accruals ($429,000), and a special mid-year bonus paid to all employees ($132,000), offset by lower public/investor relations costs ($181,000), and lower bad debt expense ($48,000). For the first half of 2005 general and administrative expenses were $920,000, or 29%, higher than the first half of 2004 due primarily to higher legal and accounting fees ($570,000), management incentive plan accruals ($532,000), and a special mid-year bonus paid to all employees ($132,000), offset by lower public/investor relations costs ($191,000), and lower consulting fees ($126,000).

Depreciation and Amortization

Depreciation and amortization was $15,000, or 8%, and $32,000, or 9%, higher for the three and six months, respectively, ended June 30, 2005 compared to 2004 due to assets placed in service during the fourth quarter of 2004 and the first quarter of 2005.

Other Income

Other income consists of interest income generated from invested cash and cash equivalents. Interest income for the three and six months ended June 30, 2005 was higher than the amounts reported in the same period in 2004 due to higher cash balances. In September 2004, our North Palm Beach, Florida corporate office building sustained severe damage from the two major hurricanes that hit the South Florida coast. We submitted insurance claims for the furniture and equipment lost, and the replacement cost reimbursement was greater than the book value of the assets destroyed. Accordingly, a $221,000 gain was recorded in other income in the quarter ended March 31, 2005.

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

During the quarters ended March 31, June 30, and September 30, 2004, we continued to evaluate the need for a valuation allowance against the deferred tax asset. We completed our business planning process during the fourth quarter of 2004, which included the following strategic initiatives for 2005: the enhancement of our quality control process and procedures; the re-design of our Web site; the execution of exclusive advertising contracts with two mortgage lead aggregators; broadening the breadth and depth of our products and services; a reorganization of our advertising sales force; and the migration to a cost-per-click revenue model on our rate tables. Considering these strategic initiatives and their impact on future earnings potential, we concluded that it was more likely than not that we will generate sufficient taxable income in future periods to realize the entire deferred tax asset. At December 31, 2004, we reversed the remaining $9,400,000 valuation allowance resulting in an income tax benefit of $4,800,000 and a net deferred tax asset of $11,400,000. As of June 30, 2005, we had $8,699,000 in deferred tax assets. The realization of the deferred tax asset depends on our ability to continue to generate taxable income in the future. If we determine that we will not be able to realize all or a portion of the deferred tax asset in the future, an adjustment to the deferred tax asset will be charged against earnings in the period such determination is made.

Liquidity and Capital Resources

Our principal source of liquidity is the cash generated by our operations. As of June 30, 2005, we had working capital of $42,128,000, and our primary commitments were approximately $1,251,000 in operating lease payments over the next three years, as well as capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $4,333,000 through June 30, 2006. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or any off-balance sheet arrangements.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of June 30, 2005.

Payments Due
(In thousands)
	Less than	One to	Three to	More than
Contractual obligations	one year	three years	five years	five years
Long-term debt obligations	$-	$-	$-	$-
Capital lease obligations	-	-	-	-
Operating lease obligations (1)	689,556	561,049	-	-
Purchase obligations (2)	843,548	204,939	-	-
Other long-term obligations	-	-	-	-

(1) Includes our obligations under existing operating leases.
(2) Represents base contract amounts for Internet hosting, co-location content distribution and other infrastructure costs.

During the six months ended June 30, 2005, we generated $7,149,000 of net cash from operating activities. Our net income of $4,418,000 was adjusted for the deferred income tax provision of $2,708,000, depreciation and amortization of $398,000, bad debt expense of $127,000, and a net negative change in the components of operating assets and liabilities of $502,000. Of this negative change, $1,835,000 resulted from an increase in accounts receivable, and $1,137,000 resulted from an increase in accrued expenses. Accounts receivable balances were higher at June 30, 2005 supporting higher sales levels. The increase in accrued expenses was due to accruals for sales commissions, the management incentive plan and the special mid-year bonus paid to employees. During the three months ended June 30, 2005, cash of $152,000 was used to purchase furniture & equipment and software, and $86,000 was provided by financing activities, primarily the result of stock option exercises.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of June 30, 2005, all of our cash equivalents matured in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluations as of June 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by the Company in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2002, American Interbanc Mortgage, LLC (“AI”), a mortgage lender that advertised on Bankrate.com (the “Web site”), filed suit in the Superior Court of California against several of AI’s competitors (not including the Company) who also advertised on the Web site for (i) false advertising under the federal Lanham Act, (ii) common law unfair competition, and (iii) violations of certain sections of the California Business and Professions Code. In August 2002, the Company declined to renew AI’s advertising contract.  In December 2002, AI filed a First Amended Complaint (the “Amended Complaint”), adding the Company as a defendant, and asserting an additional claim for an alleged violation of the Cartwright Act, California’s antitrust law, alleging that the Company conspired with all of the co-defendants (various mortgage lenders and mortgage brokers) to allow them to engage in allegedly false advertising on the Web site while also precluding AI from advertising on the Website.  The Amended Complaint sought an undisclosed sum of monetary damages, restitution of profits, compensation acquired as a result of the allegedly wrongful conduct, attorney’s fees, costs, and injunctive relief. The Company filed a special motion to strike the Amended Complaint under California’s anti-SLAPP (Strategic Lawsuits Against Public Participation) statute, contending that (i) AI’s claims against the Company were all based on publishing decisions protected by the First Amendment of the United States Constitution and its counterpart in the California Constitution, and (ii) AI could not establish a probability of success on the merits of its claims.  The Company also filed a demurrer to the Amended Complaint, contending that it failed to state facts constituting a valid cause of action against the Company.  AI filed motions (i) for a preliminary injunction against the Company, seeking an order requiring the Company to publish AI’s advertisements and to cease publishing the alleged false advertisements of AI’s competitors, and (ii) seeking sanctions against the Company for having filed an allegedly “frivolous” anti-SLAPP motion.  By Orders dated April 24, and May 22, 2003, the trial court (i) denied the Company’s anti-SLAPP motion, (ii) granted the Company’s demurrer as to AI’s common law unfair competition claim, but otherwise overruled the demurrer, (iii) denied AI’s motion for a preliminary injunction, and (iv) denied AI’s motion for sanctions. On May 22, 2003, the Company appealed the order denying its anti-SLAPP claim, and AI, among other things, appealed the order denying its motion for preliminary injunction.  The Court of Appeal of the State of California, Fourth Appellate District, affirmed the various appeals and denied all relief requested. On January 15, 2004, AI filed its Second Amended Complaint asserting five counts, including claims for (i) false advertising under the Lanham Act, against all defendants, (ii) restraint of trade under the Cartwright Act, against all defendants, (iii) intentional interference with economic relations, against defendants other than the Company, (iv) intentional interference with prospective economic advantage, against some defendants including the Company, and (v) false advertising and unfair trade practices, against all defendants.  The complaint seeks unspecified damages, including treble damages, interest, attorney’s fees, and costs, disgorgement of property and profits allegedly wrongfully acquired, restitution, an accounting, and injunctive relief. On December 20, 2004, the Company received a Statement of Damages (the “Statement”) by which AI, for the first time, has indicated the amount of damages it allegedly seeks.  In the Statement AI states, without factual explanation, that it “is informed and believes that its damages are not less than $16.5 million,” allegedly “incurred as a proximate result of [all] defendants’ wrongful conduct.” AI seeks to have those damages trebled and also seeks “reasonable attorney’s fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs.  In connection with the causes of action for intentional interference with economic relations and prospective economic advantage, AI in its Statement “reserves the right to seek not less than $33 million in punitive damages when it seeks a judgment” in the action. The Company believes that all of AI’s claims against it are factually and legally without merit. The Company will continue vigorously to defend itself against all AI’s claims, and will continue to seek redress through all applicable remedies for any injuries suffered by the Company in connection with this matter. At June 30, 2005, the outcome of this matter was uncertain. The Company cannot estimate at this time, the amount of loss, if any, which could result from an adverse resolution of this litigation.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on June 16, 2005. At the meeting, the shareholders elected Peter C. Morse (12,884,232 affirmative votes and 1,349,149 votes withheld) and William C. Martin (14,109,528 affirmative votes and 123,853 votes withheld) to the Company’s Board of Directors. The shareholders also ratified the selection of KPMG LLP to serve as the Company’s independent registered public accountants for the fiscal year ending December 31, 2005 (14,211,031 affirmative votes, 22,150 votes against, and 200 votes abstaining).

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)	Exhibits

10.1	Executive Employment Agreement effective May 31, 2005, between Daniel P. Hoogterp and the Company.
31.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Robert J. DeFranco, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Robert J. DeFranco, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc

Dated: August 9, 2005	By:	/s/ ROBERT J. DEFRANCO
Robert J. DeFranco Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)