Form 10-Q
period 2005-09-30
BANKRATE INC
filed 2005-11-09
CIK 1080866

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ______

Commission File No. 0-25681

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization) 11760 U.S. Highway One, Suite 500 North Palm Beach, Florida (Address of principal executive offices)	65-0423422 (I.R.S. Employer Identification No.) 33408 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the issuer's common stock as of October 31, 2005 was as follows: 15,822,313 shares of Common Stock, $.01 par value.

Bankrate, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bankrate, Inc.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets

Cash and cash equivalents	$40,041,788	$27,735,267
Accounts and notes receivable, net of allowance for doubtful accounts
of $400,000 at September 30, 2005 and December 31, 2004, respectively	5,826,615	4,343,747
Deferred income taxes	5,996,940	4,359,058
Insurance claim receivable	-	241,015
Prepaid and other current assets	306,821	369,572
Total current assets	52,172,164	37,048,659

Furniture, fixtures and equipment, net	912,165	1,275,605
Deferred income taxes	1,069,303	7,047,521
Intangible assets, net	144,806	205,656
Other assets	319,813	429,079

Total assets	$54,618,251	$46,006,520

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$1,514,834	$1,386,164
Accrued expenses	2,822,260	1,749,058
Deferred revenue	349,590	192,357
Other current liabilities	151,096	93,352
Total current liabilities	4,837,780	3,420,931

Other liabilities	170,121	251,391

Total liabilities	5,007,901	3,672,322

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized and undesignated	-	-
Common stock, par value $.01 per share-- 100,000,000 shares authorized; 15,820,334 and
15,780,811 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	158,203	157,808
Additional paid-in capital	70,331,620	70,137,462
Accumulated deficit	(20,879,473)	(27,961,072)
Total stockholders' equity	49,610,350	42,334,198

Total liabilities and stockholders' equity	$54,618,251	$46,006,520

See accompanying notes to condensed financial statements.

Bankrate, Inc.
Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2005	2004	2005	2004
Online publishing	$11,214,265	$8,158,241	$31,684,841	$25,835,196
Print publishing and licensing	1,157,758	1,310,911	3,474,061	4,019,518
Total revenue	12,372,023	9,469,152	35,158,902	29,854,714
Cost of revenue:
Online publishing	1,902,520	1,337,122	5,365,122	4,181,027
Print publishing and licensing	1,116,943	1,089,374	3,295,487	3,118,284
Total cost of revenue	3,019,463	2,426,496	8,660,609	7,299,311

Gross margin	9,352,560	7,042,656	26,498,293	22,555,403

Operating expenses:
Sales	943,594	915,102	2,756,038	3,289,232
Marketing	1,376,988	1,357,660	4,609,621	4,912,736
Product development	696,755	600,278	1,711,638	2,014,714
General and administrative	2,160,743	1,678,424	6,296,676	4,894,831
Legal settlement	-	390,000	-	390,000
Severance charge	-	-	-	260,000
Depreciation and amortization	180,811	186,676	578,385	552,498
	5,358,891	5,128,140	15,952,358	16,314,011
Income from operations	3,993,669	1,914,516	10,545,935	6,241,392
Other income:
Interest income	301,888	138,302	655,295	291,919
Insurance recovery in excess of costs and expenses	-	-	220,705	-
Total other income	301,888	138,302	876,000	291,919

Income before income taxes	4,295,557	2,052,818	11,421,935	6,533,311
Provision for income taxes	(1,632,312)	-	(4,340,336)	-
Net income	$2,663,245	$2,052,818	$7,081,599	$6,533,311

Basic and diluted net income per share:
Basic	$0.17	$0.13	$0.45	$0.42
Diluted	$0.16	$0.13	$0.42	$0.41
Weighted average common shares outstanding:
Basic	15,815,057	15,506,719	15,802,409	15,395,372
Diluted	17,109,385	15,869,708	16,762,149	15,908,487

See accompanying notes to condensed financial statements.

Bankrate, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$7,081,599	$6,533,311
Adjustments to reconcile net income to net cash provided by
operating activities:
Deferred income taxes	4,340,336	-
Depreciation and amortization	578,385	552,498
Bad debt expense	157,218	395,258
Changes in operating assets and liabilities:
Accounts receivable	(1,640,086)	(1,300,106)
Other assets	413,032	(325,768)
Accounts payable	128,670	11,322
Accrued expenses	1,073,202	4,193
Other liabilities	133,707	137,118
Net cash provided by operating activities	12,266,063	6,007,826
Cash flows from investing activities:
Purchases of equipment and software	(166,445)	(766,576)
Disposals of equipment	12,350	-
Net cash used in investing activities	(154,095)	(766,576)
Cash flows from financing activities:
Proceeds from exercise of stock options	194,553	790,351
Net cash provided by financing activities	194,553	790,351
Net increase in cash and cash equivalents	12,306,521	6,031,601
Cash and equivalents, beginning of period	27,735,267	20,874,482
Cash and equivalents, end of period	$40,041,788	$26,906,083

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$23,000	$70,600

See accompanying notes to condensed financial statements.

BANKRATE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2005
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

Basis of Presentation

The unaudited interim condensed financial statements for the three and nine months ended September 30, 2005 and 2004 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2005, and the results of its operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the three and nine months ended September 30, 2005 and 2004. The results for the three and nine months ended September 30, 2005 are unaudited and are not necessarily indicative of the expected results for the full year or any future period.

The unaudited condensed financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2004 Form 10-K.

Barter Revenue

Online publishing revenue also includes barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. We follow the accounting literature provided by Emerging Issues Task Force (“EITF”) 99-17, Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on our Web site. Barter expense is recognized when our advertisements are run on the other companies’ Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are delivered by the other companies prior to our delivering the advertising impressions, a liability is recorded. If we deliver advertising impressions to the other companies’ Web sites prior to the other companies delivering the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at September 30, 2005 and December 31, 2004. Barter revenue was approximately $438,000, and $638,000, and represented approximately 4% and 7% of total revenue for the three months ended September 30, 2005 and 2004, respectively, and was approximately $1,780,000 and $2,395,000, and represented approximately 5% and 8%, respectively, for the nine months ended September 30, 2005 and 2004.

Basic and Diluted Net Income Per Share

The Company computes basic net income per share by dividing net income for the period by the weighted average number of shares outstanding for the period. Diluted net income per share includes the effect of common stock equivalents, consisting of outstanding stock options, to the extent the effect is not anti-dilutive.

The weighted average number of common shares outstanding used in computing diluted net income per share for the three and nine months ended September 30, 2005 and 2004 includes the shares resulting from the dilutive effect of outstanding stock options. For the three and nine months ended September 30, 2005 and 2004, 7,500 and 416,775 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

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

Pro Forma Disclosures Under SFAS No. 148

The following table provides the fair value of the options granted during the three- and nine-month periods ended September 30, 2005 and 2004 using the Black-Scholes pricing model together with a description of the assumptions used to calculate the fair value. Options for 7,500 and 150,000 shares, respectively, were granted during the three-month periods ended September 30, 2005 and 2004. Options for 470,000 and 1,163,000 shares, respectively, were granted during the nine-month periods ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average fair value	$26.98	$6.17	$17.77	$7.72
Expected volatility	112%	100%	120%	100%
Weighted average risk free rate	3.30%	3.9%	3.58%	3.7%
Expected lives	5 years	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%	0%

The Company applies APB Opinion No. 25 in accounting for its stock-based compensation. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net income and net income per share would have been reported at the pro forma amounts indicated below.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$2,663,245	$2,052,818	$7,081,599	$6,533,311
Less total stock-based employee compensation
determined under fair value-based method for all
awards, net of related tax effect	(856,008)	(749,379)	(2,406,892)	(1,315,206)
Pro forma	$1,807,237	$1,303,439	$4,674,707	$5,218,105
Basic and diluted net income per common share as reported:
Basic	$0.17	$0.13	$0.45	$0.42
Diluted	0.16	0.13	0.42	0.41
Basic and diluted net income per common share pro forma:
Basic	0.11	0.08	0.30	0.34
Diluted	0.11	0.08	0.29	0.34
Weighted average common shares outstanding-reported:
Basic	15,815,057	15,506,719	15,802,409	15,395,372
Diluted	17,109,385	15,869,708	16,762,149	15,908,487
Weighted average common shares outstanding-pro forma:
Basic	15,815,057	15,506,719	15,802,409	15,395,372
Diluted	16,758,956	15,506,719	15,905,881	15,525,102

Stockholders’ Equity

The activity in stockholder’s equity for the three months ended September 30, 2005 is shown below.

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2004	15,780,811	$157,808	$70,137,462	$(27,961,072)	$42,334,198
Stock options exercised	21,163	212	38,294	-	38,506
Net income for the period	-	-	-	1,904,690	1,904,690
Balances, March 31, 2005	15,801,974	158,020	70,175,756	(26,056,382)	44,277,394
Stock options exercised	5,394	53	47,183	-	47,236
Net income for the period	-	-	-	2,513,664	2,513,664
Balances, June 30, 2005	15,807,368	158,073	70,222,939	(23,542,718)	46,838,294
Stock options exercised	12,966	130	108,681	-	108,811
Net income for the period	-	-	-	2,663,245	2,663,245
Balances, September 30, 2005	15,820,334	$158,203	$70,331,620	$(20,879,473)	$49,610,350

Income Taxes

As required by SFAS No. 109, we recognize deferred tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. Up to the third quarter of 2003, we had provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with our future profitability. In the fourth quarter of 2003, management reassessed the valuation allowance previously established against deferred tax assets. Factors considered included: historical results of operations, volatility of the economic and interest rate environment and projected earnings based on current operations. Based on this evidence, we concluded that it was more likely than not that a portion of the deferred tax assets would be realized and, accordingly, reduced the valuation allowance by $3,400,000, which resulted in an income tax benefit of approximately $3,100,000.

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

Comprehensive Income

Comprehensive income is the same as net income for the three and nine months ended September 30, 2005 and 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R that requires the measurement of all employee share-based payments to directors and employees, including stock option grants, using a fair value-based method and the recording of such expense in the Company’s statements of income. In April 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment, which delays adoption of SFAS No. 123R until the first interim or annual period after January 1, 2006. The Company is required to adopt SFAS No. 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Pro Forma Disclosures Under SFAS No. 148” above for the pro forma net income and earnings per share amounts for the three and nine months ended September 30, 2005 and 2004, as if we had used a fair value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for director and employee stock option grants. We are evaluating the requirements under SFAS No. 123R and expect the adoption to significantly reduce net income and earnings per share.

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

The Company had two online customers that accounted for 11% and 9%, respectively, of total revenue for the three months ended September 30, 2005. Those same customers each accounted for 10% of total revenue for the nine months ended September 30, 2005. No single customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 2004. No material revenues were generated outside of the United States.

Summarized segment information as of, and for, the three and nine months ended September 30, 2005 and 2004 is presented below.

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Three Months Ended September 30, 2005
Revenue	$11,214,265	$1,157,758	$-	$12,372,023
Cost of revenue	1,902,520	1,116,943	-	3,019,463
Gross margin	9,311,745	40,815	-	9,352,560
Operating expenses:
Sales	943,594	-	-	943,594
Marketing	1,376,988	-	-	1,376,988
Product development	631,554	65,201	-	696,755
General and administrative	1,958,543	202,200	-	2,160,743
Depreciation and amortization	163,891	16,920	-	180,811
Other income	-	-	301,888	301,888
Provision for income taxes	-	-	(1,632,312)	(1,632,312)
Segment profit (loss)	$4,237,175	$(243,506)	$(1,330,424)	$2,663,245
Total assets	$4,154,330	$25,890	$50,438,031	$54,618,251

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Three Months Ended September 30, 2004
Revenue	$8,158,241	$1,310,911	$-	$9,469,152
Cost of revenue	1,337,122	1,089,374	-	2,426,496
Gross margin	6,821,119	221,537	-	7,042,656
Operating expenses:
Sales	915,102	-	-	915,102
Marketing	1,357,660	-	-	1,357,660
Product development	420,195	180,083	-	600,278
General and administrative expenses	1,446,063	232,361	-	1,678,424
Legal settlement	-	-	390,000	390,000
Depreciation and amortization	130,673	56,003	-	186,676
Other income	-	-	138,302	138,302
Segment profit (loss)	$2,551,427	$(246,911)	$(251,698)	$2,052,818
Total assets	$7,626,655	$1,926,824	$26,906,083	$36,459,562

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Nine Months Ended September 30, 2005
Revenue	$31,684,841	$3,474,061	$-	$35,158,902
Cost of revenue	5,365,122	3,295,487	-	8,660,609
Gross margin	26,319,719	178,574	-	26,498,293
Operating expenses:
Sales	2,756,038	-	-	2,756,038
Marketing	4,609,621	-	-	4,609,621
Product development	1,542,511	169,127	-	1,711,638
General and administrative	5,674,500	622,176	-	6,296,676
Depreciation and amortization	521,235	57,150	-	578,385
Other income	-	-	876,000	876,000
Provision for income taxes	-	-	(4,340,336)	(4,340,336)
Segment profit (loss)	$11,215,815	$(669,880)	$(3,464,336)	$7,081,599
Total assets	$4,154,330	$25,890	$50,438,031	$54,618,251

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Nine Months Ended September 30, 2004
Revenue	$25,835,196	$4,019,518	$-	$29,854,714
Cost of revenue	4,181,027	3,118,284	-	7,299,311
Gross margin	21,654,169	901,234	-	22,555,403
Operating expenses:
Sales	3,289,232	-	-	3,289,232
Marketing	4,912,736	-	-	4,912,736
Product development	1,410,300	604,414	-	2,014,714
General and administrative expenses	4,199,647	695,184	-	4,894,831
Legal settlement	-	-	390,000	390,000
Severance charge	-	-	260,000	260,000
Depreciation and amortization	386,749	165,749	-	552,498
Other income	-	-	291,919	291,919
Segment profit (loss)	$7,455,505	$(564,113)	$(358,081)	$6,533,311
Total assets	$7,626,655	$1,926,824	$26,906,083	$36,459,562

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In March 2002, American Interbanc Mortgage, LLC (“AI”), a mortgage lender that advertised on Bankrate.com (the “Web site”), filed suit in the Superior Court of California against several of AI’s competitors (not including the Company) who also advertised on the Web site for (i) false advertising under the federal Lanham Act, (ii) common law unfair competition, and (iii) violations of certain sections of the California Business and Professions Code. In August 2002, the Company declined to renew AI’s advertising contract.  In December 2002, AI filed a First Amended Complaint (the “Amended Complaint”), adding the Company as a defendant, and asserting an additional claim for an alleged violation of the Cartwright Act, California’s antitrust law, alleging that the Company conspired with all of the co-defendants (various mortgage lenders and mortgage brokers) to allow them to engage in allegedly false advertising on the Web site while also precluding AI from advertising on the Website.  The Amended Complaint sought an undisclosed sum of monetary damages, restitution of profits, compensation acquired as a result of the allegedly wrongful conduct, attorney’s fees, costs, and injunctive relief. The Company filed a special motion to strike the Amended Complaint under California’s anti-SLAPP (Strategic Lawsuits Against Public Participation) statute, contending that (i) AI’s claims against the Company were all based on publishing decisions protected by the First Amendment of the United States Constitution and its counterpart in the California Constitution, and (ii) AI could not establish a probability of success on the merits of its claims.  The Company also filed a demurrer to the Amended Complaint, contending that it failed to state facts constituting a valid cause of action against the Company.  AI filed motions (i) for a preliminary injunction against the Company, seeking an order requiring the Company to publish AI’s advertisements and to cease publishing the alleged false advertisements of AI’s competitors, and (ii) seeking sanctions against the Company for having filed an allegedly “frivolous” anti-SLAPP motion.  By Orders dated April 24, and May 22, 2003, the trial court (i) denied the Company’s anti-SLAPP motion, (ii) granted the Company’s demurrer as to AI’s common law unfair competition claim, but otherwise overruled the demurrer, (iii) denied AI’s motion for a preliminary injunction, and (iv) denied AI’s motion for sanctions. On May 22, 2003, the Company appealed the order denying its anti-SLAPP claim, and AI, among other things, appealed the order denying its motion for preliminary injunction.  The Court of Appeal of the State of California, Fourth Appellate District, affirmed the various appeals and denied all relief requested. On January 15, 2004, AI filed its Second Amended Complaint asserting five counts, including claims for (i) false advertising under the Lanham Act, against all defendants, (ii) restraint of trade under the Cartwright Act, against all defendants, (iii) intentional interference with economic relations, against defendants other than the Company, (iv) intentional interference with prospective economic advantage, against some defendants but no longer against the Company, and (v) false advertising and unfair trade practices, against all defendants.  The Second Amended Complaint seeks unspecified damages, including treble damages, interest, attorney’s fees, and costs, disgorgement of property and profits allegedly wrongfully acquired, restitution, an accounting, and injunctive relief. On December 20, 2004, the Company received a Statement of Damages (the “Statement”) by which AI, for the first time, indicated the amount of damages it allegedly seeks.  In the Statement AI states, without factual explanation, that it “is informed and believes that its damages are not less than $16.5 million,” allegedly “incurred as a proximate result of [all] defendants’ wrongful conduct.” AI seeks to have those damages trebled and also seeks “reasonable attorney’s fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs.  In connection with the causes of action for intentional interference with economic relations and prospective economic advantage, AI in its Statement “reserves the right to seek not less than $33 million in punitive damages when it seeks a judgment” in the action. The Company believes that all of AI’s claims against it are factually and legally without merit. The Company will continue to vigorously defend itself against all of AI’s claims. Trial of the matter is currently scheduled to begin on May 30, 2006. At September 30, 2005, the outcome of this matter was uncertain. The Company cannot estimate at this time, the amount of loss, if any, which could result from an adverse resolution of this litigation.

Leases

On November 3, 2005, the Company entered into a Lease (the “lease”) with Gardens Plaza Investors, LLC, for approximately 21,000 square feet of office space on the first and second floors of Golden Bear Plaza, West Tower, 11760 US Highway One, North Palm Beach, Florida. The initial lease term is for 10 years with an option to renew for one additional 5-year term. The lease calls for initial total annual rent of approximately $523,000, includes a 3.5% annual escalation clause, and is contingent on the Company terminating the existing sublease dated November 18, 2004 on its existing office space. This space will replace the Company’s existing office space on the fifth floor of Golden Bear Plaza of approximately 12,400 square feet with total annual rent of approximately $303,000. The Company paid approximately $67,000 to be held as a refundable security deposit.

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

We operate a traditional media business on the Internet. We have a high quality, poised-to-transact audience that has been educated by us and is ready to do business with our advertisers. We are among the highest trafficked sites for financial information and advice, according to comScore Media Metrix. We sell graphic advertisements and hyperlinks on our Web site, we publish rates and sell advertisements in metropolitan newspapers, and we license our rates and editorial content.

Our potential market is growing as more consumers use the Internet as a personal finance tool. Financial institutions are still in the early stages of adopting the Internet for advertising products and customer acquisition. Their online advertising spending is still a very small percentage of their overall advertising budgets.

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Yahoo! Finance, AOL Personal Finance and MSN Money; personal finance destination sites such as The Motley Fool, MarketWatch, Inc., SmartMoney.com, Kiplinger.com and CNNMoney.com; e-commerce oriented sites that include banking and credit products such as LendingTree and Pricegrabber; lead aggregators such as LowerMyBills, iHomeowners and NexTag; print mortgage table sellers like MMIS and National Financial News Service; rate listing sites such as MonsterMoving, REALTOR.com, Informa Research Services, Checkinterestrates.com/CarsDirect, and Interest.com; and key word cost-per-click advertising sites/networks such as Google, Overture, Ask Jeeves and FindWhat. We also compete for traffic with brands like these. Our traffic has grown from 700,000 unique visitors per month in 2000 to over 4 million unique visitors per month in 2004.

The key drivers to our business are the number of advertisers on our Web site and the number of consumers visiting our Web site or page views. We added over 40 new graphic advertisers and over 280 new hyperlink advertisers in 2004. We added over 45 new graphic advertisers and over 110 new hyperlink advertisers in 2005. The number of advertisers has grown from approximately 200 in 2000 to over 530 in 2004. Through September 30, 2005, the number of advertisers declined to 380 due to continuing consolidation in the industry. Page views have grown from 134 million in 2000 to over 390 million in 2004, and were 108 million in the third quarter of 2005 and 333 million through September 30, 2005.

We have improved our gross margin from 37% in 2000 to 76% in 2005, and have reduced other operating expenses (excluding barter expense, the severance charge of $260,000, and the legal settlement charges of $510,000 recorded in 2004) as a percentage of total revenue (excluding barter revenue) from 140% in 2000 to 41% in 2005. Our income before taxes (excluding the insurance gain in the first quarter of 2005) as a percentage of total revenue (excluding barter) has grown to 34% in 2005, and we have increased cash and cash equivalents by approximately $31 million since December 31, 2000.

Adjusted Other Operating Expenses and Total Revenue Excluding Barter
($ 000's)
	2000	2001	2002	2003	2004	Q1 05	Q2 05	Q3 05
Total revenue	$15,205	$18,257	$26,571	$36,621	$39,204	$10,422	$12,365	$12,372
Barter revenue	(757)	(2,558)	(2,912)	(3,164)	(3,088)	(621)	(721)	(438)
	14,448	15,699	23,659	33,457	36,116	9,801	11,644	11,934
Other operating expenses	20,915	13,724	15,334	19,301	21,130	4,969	5,624	5,359
Barter expense	(757)	(2,750)	(2,920)	(3,164)	(3,088)	(621)	(721)	(438)
Severance charge	-	-	-	-	(260)	-	-	-
Legal settlement charge	-	-	-	-	(510)	-	-	-
	$20,158	$10,974	$12,414	$16,137	$17,272	$4,348	$4,903	$4,921
Adjusted other operating expenses as a
percentage of total revenue	140%	70%	52%	48%	48%	44%	42%	41%

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

Income Taxes

As required by Statement of Financial Accounting Standards (“SFAS”) No. 109, we recognize deferred tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. Up to the third quarter of 2003, we had provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with our future profitability. In the fourth quarter of 2003, management reassessed the valuation allowance previously established against deferred tax assets. Factors considered included: historical results of operations, volatility of the economic and interest rate environment and projected earnings based on current operations. Based on this evidence, we concluded that it was more likely than not that a portion of the deferred tax assets would be realized and, accordingly, reduced the valuation allowance by $3,400,000, which resulted in an income tax benefit of approximately $3,100,000.

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

Legal Contingencies

We have been and currently are a party to proceedings as disclosed elsewhere in this report. Those proceedings are subject to inherent uncertainties that make the estimates of loss, if any, extremely judgmental.

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

In March 2002, American Interbanc Mortgage, LLC (“AI”), a mortgage lender that advertised on Bankrate.com, filed suit in the Superior Court of California against several of AI’s competitors (not including Bankrate, Inc.) who also advertised on our Web site for (i) false advertising under the federal Lanham Act, (ii) common law unfair competition, and (iii) violations of certain sections of the California Business and Professions Code. In August 2002, we declined to renew AI’s advertising contract.  In December 2002, AI filed a First Amended Complaint (the “Amended Complaint”), adding us as a defendant, and asserting an additional claim for an alleged violation of the Cartwright Act, California’s antitrust law, alleging that we conspired with all of the co-defendants (various mortgage lenders and mortgage brokers) to allow them to engage in allegedly false advertising on our Web site while also precluding AI from advertising on our Web site.  The Amended Complaint sought an undisclosed sum of monetary damages, restitution of profits, compensation acquired as a result of the allegedly wrongful conduct, attorney’s fees, costs, and injunctive relief. We filed a special motion to strike the Amended Complaint under California’s anti-SLAPP (Strategic Lawsuits Against Public Participation) statute, contending that (i) AI’s claims against us were all based on publishing decisions protected by the First Amendment of the United States Constitution and its counterpart in the California Constitution, and (ii) AI could not establish a probability of success on the merits of its claims.  We also filed a demurrer to the Amended Complaint, contending that it failed to state facts constituting a valid cause of action against us.  AI filed motions (i) for a preliminary injunction against us, seeking an order requiring us to publish AI’s advertisements and to cease publishing the alleged false advertisements of AI’s competitors, and (ii) seeking sanctions against us for having filed an allegedly “frivolous” anti-SLAPP motion.  By Orders dated April 24, and May 22, 2003, the trial court (i) denied our anti-SLAPP motion, (ii) granted our demurrer as to AI’s common law unfair competition claim, but otherwise overruled the demurrer, (iii) denied AI’s motion for a preliminary injunction, and (iv) denied AI’s motion for sanctions. On May 22, 2003, we appealed the order denying our anti-SLAPP claim, and AI, among other things, appealed the order denying AI’s motion for preliminary injunction.  The Court of Appeal of the State of California, Fourth Appellate District, affirmed the various appeals and denied all relief requested. On January 15, 2004, AI filed its Second Amended Complaint asserting five counts, including claims for (i) false advertising under the Lanham Act, against all defendants, (ii) restraint of trade under the Cartwright Act, against all defendants, (iii) intentional interference with economic relations, against defendants other than us, (iv) intentional interference with prospective economic advantage, against some defendants but no longer against us, and (v) false advertising and unfair trade practices, against all defendants.  The Second Amended Complaint seeks unspecified damages, including treble damages, interest, attorney’s fees, and costs, disgorgement of property and profits allegedly wrongfully acquired, restitution, an accounting, and injunctive relief. On December 20, 2004, we received a Statement of Damages (the “Statement”) by which AI, for the first time, indicated the amount of damages it allegedly seeks.  In the Statement AI states, without factual explanation, that it “is informed and believes that its damages are not less than $16.5 million,” allegedly “incurred as a proximate result of [all] defendants’ wrongful conduct.”  AI seeks to have those damages trebled and also seeks “reasonable attorney’s fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs.  In connection with the causes of action for intentional interference with economic relations and prospective economic advantage, AI in its Statement “reserves the right to seek not less than $33 million in punitive damages when it seeks a judgment” in the action. We believe that all of AI’s claims against us are factually and legally without merit.  We will continue to vigorously defend ourselves against all of AI’s claims. Trial of the matter is currently scheduled to begin on May 30, 2006. At September 30, 2005, the outcome of this matter was uncertain. We cannot estimate at this time, the amount of loss, if any, that could result from an adverse resolution of this litigation.

Significant Developments

In September 2004, two major hurricanes made landfall within 30 miles north of our North Palm Beach, Florida office facility, resulting in periods of power outages and significant property damage throughout the region. Our contingency and disaster recovery plans were activated which allowed for the continued, uninterrupted operation of Bankrate.com during the recovery periods. Significant damage to the roof of the office building resulted in the loss of certain furniture, fixtures, equipment and leasehold improvements. The losses were covered by insurance for which the Company filed a claim. As a result, a $241,000 insurance claim receivable was recorded as of December 31, 2004. The replacement cost reimbursement in March 2005 was greater than the book value of the assets destroyed. Accordingly, a $221,000 gain was recorded in other income for the nine months ended September 30, 2005 in the accompanying statement of income.

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

On October 1, 2005, we launched a new pay-for-performance pricing structure for our interest rate table (hyperlink) advertising business. The new pricing structure is a cost-per-click (“CPC”) model whereby advertisers will now pay us each time a visitor to our Web site clicks on a rate table listing. Prior to this launch, advertisers paid a flat monthly fee for their hyperlink. Based on historical traffic patterns and click rates, we expect to see an increase in hyperlink revenue of between 10% and 30% beginning in the quarter ending December 31, 2005.

On October 24, 2005, a major hurricane passed through the North Palm Beach, Florida area resulting in a power outage and minor damage to our office facility. Our contingency and disaster recovers plans were activated which allowed for the continued, uninterrupted operation of Bankrate.com during the recovery period. The majority of the losses and additional expenses incurred are covered by insurance for which we have filed a claim. We do not expect the ultimate resolution of the claim to have a material impact on our financial statements.

On November 3, 2005, we entered into a Lease (the “lease”) with Gardens Plaza Investors, LLC, for approximately 21,000 square feet of office space on the first and second floors of Golden Bear Plaza, West Tower, 11760 US Highway One, North Palm Beach, Florida. The initial lease term is for 10 years with an option to renew for one additional 5-year term. The lease calls for initial total annual rent of approximately $523,000, includes a 3.5% annual escalation clause, and is contingent on us terminating the existing sublease dated November 18, 2004 on our existing office space. This space will replace our existing office space on the fifth floor of Golden Bear Plaza of approximately 12,400 square feet with total annual rent of approximately $303,000. We paid approximately $67,000 to be held as a refundable security deposit.

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

Results of Operations

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

	Total Revenue

Revenue:	Q1 04	Q2 04	Q3 04	Q4 04	Q1 05	Q2 05	Q3 05
Online publishing	$8,982,405	$8,694,550	$8,158,241	$8,107,045	$9,266,553	$11,204,023	$11,214,265
Print publishing and licensing	1,291,827	1,416,780	1,310,911	1,242,502	1,155,296	1,161,007	1,157,758
Total revenue	$10,274,232	$10,111,330	$9,469,152	$9,349,547	$10,421,849	$12,365,030	$12,372,023

Revenue

Online Publishing Revenue

We sell graphical advertisements on our Web site (including co-branded sites) consisting of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the cost per thousand impressions, or CPM, the advertiser receives. The amount of advertising we sell is a function of (1) the number of visitors to our Web site, (2) the number of ad pages we serve to those visitors, (3) the number of advertisements per page, and (4) the capacity of our sales force. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions to be delivered at the contractual price, or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned revenue on the balance sheet and is recognized later when the under-delivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. Additionally, we generate revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to our Web site transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser, subject to our verification. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. We also sell hyperlinks (on our interest rate table listings) to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned. We also sell text links on our interest rate table pages to advertisers on a cost-per-click (“CPC”) basis. Advertisers enter an auction bidding process on a third party Web site for placement of their text link based on the amount they are willing to pay for each click through to their Web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process. On October 1, 2005, we launched a new pay-for-performance pricing structure for our interest rate table (hyperlink) advertising business. The new pricing structure is a cost-per-click (“CPC”) model whereby advertisers will now pay us each time a visitor to our Web site clicks on a rate table listing. Prior to this launch, advertisers paid a flat monthly fee for their hyperlink. Based on historical traffic patterns and click rates, we expect to see an increase of between 10% and 30% in hyperlink revenue beginning in the quarter ending December 31, 2005.

Online publishing revenue also includes barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. We follow the accounting literature provided by EITF 99-17, Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on our Web site. Barter expense is recognized when our advertisements are run on the other companies’ Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to our delivering the advertising impressions, a liability is recorded. If we deliver advertising impressions to the other companies’ Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at September 30, 2005 and December 31, 2004. Barter revenue was approximately $438,000, and $638,000, and represented approximately 4% and 7% of total revenue for the three months ended September 30, 2005 and 2004, respectively, and was approximately $1,780,000 and $2,395,000, and represented approximately 5% and 8%, respectively, for the nine months ended September 30, 2005 and 2004.

Quarterly Online Publishing Revenue

	Q1 04	Q2 04	Q3 04	Q4 04	Q1 05	Q2 05	Q3 05
Graphic ads	$4,188,189	$3,923,813	$4,033,213	$4,222,809	$5,351,065	$6,665,380	$6,595,789
Hyperlinks	3,856,381	3,950,737	3,487,527	3,191,581	3,294,682	3,817,716	4,180,521
Barter	937,835	820,000	637,501	692,655	620,806	720,927	437,955
	$8,982,405	$8,694,550	$8,158,241	$8,107,045	$9,266,553	$11,204,023	$11,214,265

Excluding barter revenue, online publishing revenue of $10,776,000 for the three months ended September 30, 2005 was $3,256,000, or 43%, higher than the $7,521,000 reported for the same period in 2004. This increase was due to a $2,563,000, or 64%, increase in graphic ad sales. Page views for the quarter were 107.8 million and were 15.8 million, or 17%, higher than the 92.0 million reported in the same period in 2004. Our mortgage lead aggregator program generated approximately $684,000 more revenue than the comparable period in 2004 on higher CPM’s while using 29% less available inventory. Approximately half of the remaining inventory was sold to other advertisers at approximately 36% higher CPM’s.

For the nine months ended September 30, 2005, graphic ad revenue of $18,612,000 was $6,467,000, or 53%, greater than the $12,145,000 reported for the same period 2004. Page views through September 30, 2005 were 332.7 million and were 30.9 million, or 10%, higher than the 301.8 million reported in the same period in 2004. The mortgage lead aggregator program generated $1,863,000, or 35%, more revenue than in the first nine months of 2004 on higher CPM’s while using 25% less available inventory. Approximately half of the remaining inventory was sold to other advertisers at over 50% higher CPM’s.

Hyperlink sales for the quarter ended September 30, 2005 were up $693,000, or 20%, compared to the third quarter in 2004 due to favorable product pricing and the Yahoo! CPC rate table launch in April 2005, despite a 23% decline in the number of hyperlink advertisers as a result of consolidation in the industry.

For the first nine months of 2005, hyperlink revenue was essentially flat compared to the same period in 2004. Sequentially, hyperlink revenue for the third quarter was up $363,000, or 10%, from the second quarter of 2005 due to higher pricing, and the Yahoo! CPC rate table launch in April 2005. As discussed above, on October 1, 2005 we launched a new pay-for-performance pricing structure for our interest rate table (hyperlink) advertising business. The new pricing structure is a cost-per-click (“CPC”) model whereby advertisers will now pay us each time a visitor to our Web site clicks on a rate table listing. Prior to this launch, advertisers paid a flat monthly fee for their hyperlink. Based on historical traffic patterns and click rates, we expect to see an increase of between 10% and 30% in hyperlink revenue beginning in the quarter ending December 31, 2005.

Barter revenue was intentionally reduced and was down $200,000, or 31%, from the third quarter in 2004, and was down $616,000, or 26%, for the nine months ended September 30, 2005 compared to 2004, as we focus more on monetizing our available views through paid advertising.

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

Historically, our first calendar quarter had been our highest in terms of page views, and we had typically experienced a slowdown in traffic during our third and fourth quarters. During 2002, certain traffic initiatives and expanded commitments from our distribution partners as well as the activity in mortgage lending caused increases in traffic inconsistent with our historical trends that continued through the third quarter of 2004. As brand awareness continues to strengthen for Bankrate.com, we believe our quarterly page views will become more consistent with a possible decline in the fourth quarter due to the holiday season.

Page Views
(Millions)
	2005	2004	2003	2002	2001	2000
Q1	111.1	117.2	106.7	58.4	70.5	37.0
Q2	113.8	92.6	121.8	48.0	52.2	34.1
Q3	107.8	92.0	100.3	82.1	47.3	30.5
Q4	-	91.3	75.8	79.3	66.5	32.8

Year	-	393.1	404.6	267.8	236.5	134.4

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

Quarterly Print Publishing & Licensing Revenue

	Q1 04	Q2 04	Q3 04	Q4 04	Q1 05	Q2 05	Q3 05
Consumer Mortgage Guide	$1,085,490	$1,224,200	$1,073,519	$1,022,420	$945,083	$928,504	$944,943
Editorial	206,337	192,580	237,392	220,082	210,213	232,503	212,815
	$1,291,827	$1,416,780	$1,310,911	$1,242,502	$1,155,296	$1,161,007	$1,157,758

Print publishing and licensing revenue for the quarter ended September 30, 2005 was down $153,000, or 12%, compared to the comparable period in 2004 primarily due to a $129,000, or 12%, decrease in Consumer Mortgage Guide revenue. This decrease was primarily the result of on average, approximately 18% fewer Consumer Mortgage Guide advertisers during the quarter ended September 30, 2005 than in the comparable quarter in 2004, reflecting the softness in newspaper advertising.

Print publishing and licensing revenue for the nine months ended September 30, 2005 was down $545,000, or 14%, compared to the comparable period in 2004 primarily due to a $565,000, or 17%, decrease in Consumer Mortgage Guide revenue. This decrease was primarily the result of approximately 22% fewer Consumer Mortgage Guide advertisers during the nine months ended September 30, 2005 than in the comparable period in 2004, reflecting the softness in newspaper advertising. Since July 1, 2005, we signed 17 new newspaper agreements including Consumer Mortgage Guide relationships, a new Consumer Money Guide of deposit tables, and newspaper co-brand arrangements which we believe will stabilize and improve the downward trend in revenue.

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

	Online Publishing Gross Margin

	Q1 04	Q2 04	Q3 04	Q4 04	Q1 05	Q2 05	Q3 05
Online publishing revenue, excluding barter	$8,044,570	$7,874,550	$7,520,740	$7,414,390	$8,645,747	$10,483,096	$10,776,310
Cost of online publishing revenue	1,419,983	1,423,922	1,337,122	1,353,428	1,639,475	1,823,127	1,902,520
Gross margin	$6,624,587	$6,450,628	$6,183,618	$6,060,962	$7,006,272	$8,659,969	$8,873,790
Gross margin as a percentage of revenue	82%	82%	82%	82%	81%	83%	82%

Online publishing costs for the three months ended September 30, 2005 were $565,000, or 42%, higher than the comparable period in 2004 primarily due to higher human resource costs ($200,000) supporting new hires; data acquisition costs ($40,000); and higher revenue sharing payments ($326,000) to our distribution partners due to higher associated revenue and the Yahoo! CPC rate table launch in April 2005.

For the nine months ended September 30, 2005, online publishing costs were $1,184,000, or 28%, higher than the same period in 2004 due to higher human resource costs ($476,000) supporting new hires; higher revenue sharing payments ($696,000) to our distribution partners due to higher associated revenue and the Yahoo! CPC rate table launch in April 2005, and higher data acquisition costs ($117,000). These higher expenses were offset by numerous other lower expenses, primarily legal and consulting fees.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing and licensing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Consumer Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs typically vary proportionately with the related revenues and increased $28,000, or 3%, for the three months ended September 30, 2005 compared to the same period in 2004 due to a $79,000 decline in Consumer Mortgage Guide revenue sharing payments as associated revenue declined $129,000, or 12%, offset by approximately $68,000 related to including certain licensing product development expenses in cost of revenue in 2005 while in 2004, those expenses were included in other operating expenses.

For the first nine months 2005, print publishing and licensing costs were $177,000, or 6% higher, than the same period in 2004 due to $104,000 in higher human resource costs, approximately $196,000 related to including certain licensing product development expenses in cost of revenue in 2005 while in 2004, those expenses were included in other operating expenses, offset by lower Consumer Mortgage Guide revenue sharing payments as associated revenue was 19% lower in 2005 compared to 2004. The decline in print publishing and licensing margins is likely to continue for the foreseeable future, reflecting more difficult business conditions for newspapers as they face competition from other types of advertising media, particularly Internet advertising.

	Print Publishing & Licensing Gross Margin

	Q1 04	Q2 04	Q3 04	Q4 04	Q1 05	Q2 05	Q3 05
Print publishing & licensing revenue	$1,291,827	$1,416,780	$1,310,911	$1,242,502	$1,155,296	$1,161,007	$1,157,758
Cost of print publishing & licensing revenue	1,042,403	1,177,131	1,089,374	1,050,536	1,103,169	1,075,375	1,116,943
Gross margin	$249,424	$239,649	$221,537	$191,966	$52,127	$85,632	$40,815
Gross margin as a percentage of revenue	19%	17%	17%	15%	5%	7%	4%

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead. Sales costs for the three months ended September 30, 2005 were up $28,000, or 3%, from the comparable period in 2004 due primarily to the cost of our national sales meeting held in August, and were $533,000, or 16%, lower for the first nine months of 2005 compared to the same period in 2004. The overall decrease reflects reductions in human resource costs, consulting and market research and commissions following our restructuring of the online sales compensation plans and the ad sales talent pool.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay per performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs. Marketing costs also include barter expense, which represents the non-cash cost of our advertisements that are run on other companies’ Web sites in our barter transactions. Barter expense was $438,000 and $638,000 for the quarters ended September 30, 2005 and 2004, respectively. Excluding barter expense, marketing expenses for the quarter ended September 30, 2005 of $939,000 were $219,000, or 30%, higher than the same quarter in 2004. For the first nine months of 2005, marketing expenses were 313,000, or 12%, higher than the same period in 2004 primarily reflecting our efforts to improve search engine results with key word (pay per performance) campaigns as traffic acquisition becomes more competitive.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development and other technology costs. Product development costs for the three months ended September 30, 2005 were $96,000, or 16%, higher than the same period in 2004, due primarily to the addition of a Chief Technology Officer, and were $304,000, or 15%, lower in the first nine months of 2005 than the same period in 2004 reflecting certain licensing product development expenses now included in cost of print publishing and licensing revenue. While those products were being developed, the operating costs were included in product development costs.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. These costs were up $482,000, or 29%, in the third quarter of 2005 compared to the third quarter in 2004 due primarily to higher legal and accounting costs ($308,000), and management incentive plan accruals ($538,000), offset by lower public/investor relations costs ($137,000), and lower bad debt expense ($245,000). For the first nine months of 2005, general and administrative expenses were $1,402,000, or 29%, higher than the same period in 2004 due primarily to higher legal and accounting fees ($878,000), management incentive plan accruals ($1,070,000), a special mid-year bonus paid to all employees ($132,000), and higher rent expense ($82,000), offset by lower public/investor relations costs ($480,000), and lower consulting fees ($239,000).

Depreciation and Amortization

Depreciation and amortization was $6,000, or 3%, lower and $26,000, or 5%, higher for the three and nine months, respectively, ended September 30, 2005 compared to 2004 due to assets placed in service during the fourth quarter of 2004 and the first quarter of 2005.

Other Income

Other income consists of interest income generated from invested cash and cash equivalents. Interest income for the three and nine months ended September 30, 2005 was higher than the amounts reported in the same periods in 2004 due to higher cash balances and more favorable interest rates. In September 2004, our North Palm Beach, Florida corporate office building sustained severe damage from the two major hurricanes that hit the South Florida coast. We submitted insurance claims for the furniture and equipment lost, and the replacement cost reimbursement was greater than the book value of the assets destroyed. Accordingly, a $221,000 gain was recorded in other income in the quarter ended March 31, 2005.

Income Taxes

As required by SFAS No. 109, we recognize tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. Up to the third quarter of 2003, we had provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with our future profitability. In the fourth quarter of 2003 management reassessed the valuation allowance previously established against deferred tax assets. Factors considered included: historical results of operations, volatility of the economic and interest rate environment and projected earnings based on current operations. Based on this evidence, we concluded that it was more likely than not that a portion of the deferred tax assets would be realized and, accordingly, released $3,400,000 of the valuation allowance, which resulted in an income tax benefit of approximately $3,100,000.

During the quarters ended March 31, June 30, and September 30, 2004, we continued to evaluate the need for a valuation allowance against the deferred tax asset. We completed our business planning process during the fourth quarter of 2004, which included the following strategic initiatives for 2005: the enhancement of our quality control process and procedures; the re-design of our Web site; the execution of exclusive advertising contracts with two mortgage lead aggregators; broadening the breadth and depth of our products and services; a reorganization of our advertising sales force; and the migration to a cost-per-click revenue model on our rate tables. Considering these strategic initiatives and their impact on future earnings potential, we concluded that it was more likely than not that we will generate sufficient taxable income in future periods to realize the entire deferred tax asset. At December 31, 2004, we reversed the remaining $9,400,000 valuation allowance resulting in an income tax benefit of $4,800,000 and a net deferred tax asset of $11,400,000. As of September 30, 2005, we had $7,066,000 in deferred tax assets. The realization of the deferred tax assets depends on our ability to continue to generate taxable income in the future. If we determine that we will not be able to realize all or a portion of the deferred tax asset in the future, an adjustment to the deferred tax asset will be charged against earnings in the period such determination is made.

Liquidity and Capital Resources

	September 30, 2005	December 31, 2004	Change
Cash and cash equivalents	$40,041,788	$27,735,267	44%
Working capital	47,334,384	33,627,728	41%
Stockholders' equity	49,610,350	42,334,198	17%

Our principal source of liquidity is the cash generated by our product revenue. Another source of cash is proceeds from the exercise of employee stock options. As of September 30, 2005, our primary commitments were approximately $7,404,000 in operating lease payments over the next 10 years, as well as capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $4,962,000 through September 30, 2006. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or any off-balance sheet arrangements.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of September 30, 2005.

Payments Due
(In thousands)
	Less than	One to	Three to	More than
Contractual obligations	one year	three years	five years	five years
Long-term debt obligations	$-	$-	$-	$-
Capital lease obligations	-	-	-	-
Operating lease obligations (1)	801,629	1,247,979	1,381,347	3,973,904
Purchase obligations (2)	653,586	148,053	6,195	-
Other long-term obligations	-	-	-	-

(1) Includes our obligations under existing operating leases.
(2) Represents base contract amounts for Internet hosting, co-location content distribution and other infrastructure costs.

During the nine months ended September 30, 2005, we generated $12,266,000 of net cash from operating activities. Our net income of $7,082,000 was adjusted for the deferred income tax provision of $4,340,000, depreciation and amortization of $578,000, bad debt expense of $157,000, and a net positive change in the components of operating assets and liabilities of $109,000. Of this positive change, $1,640,000 resulted from an increase in accounts receivable, and $1,073,000 resulted from an increase in accrued expenses. Accounts receivable balances were higher at September 30, 2005 supporting higher sales levels, and larger customers buying advertising through agencies that typically extend payments beyond 60 days. The increase in accrued expenses was due to accruals for sales commissions, and the management incentive plan. During the nine months ended September 30, 2005, net cash of $166,000 was used to purchase furniture & equipment and software, and $195,000 was provided by financing activities, primarily the result of stock option exercises.

Our existing cash and cash equivalents may decline in the event of weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Also, while we currently have no committed lines of credit, we believe that our banking relationships and good credit should afford us the opportunity to raise sufficient debt in the banking or public markets, if required.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of September 30, 2005, all of our cash equivalents matured in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluations as of September 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by the Company in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2002, American Interbanc Mortgage, LLC (“AI”), a mortgage lender that advertised on Bankrate.com (the “Web site”), filed suit in the Superior Court of California against several of AI’s competitors (not including the Company) who also advertised on the Web site for (i) false advertising under the federal Lanham Act, (ii) common law unfair competition, and (iii) violations of certain sections of the California Business and Professions Code. In August 2002, the Company declined to renew AI’s advertising contract.  In December 2002, AI filed a First Amended Complaint (the “Amended Complaint”), adding the Company as a defendant, and asserting an additional claim for an alleged violation of the Cartwright Act, California’s antitrust law, alleging that the Company conspired with all of the co-defendants (various mortgage lenders and mortgage brokers) to allow them to engage in allegedly false advertising on the Web site while also precluding AI from advertising on the Website.  The Amended Complaint sought an undisclosed sum of monetary damages, restitution of profits, compensation acquired as a result of the allegedly wrongful conduct, attorney’s fees, costs, and injunctive relief. The Company filed a special motion to strike the Amended Complaint under California’s anti-SLAPP (Strategic Lawsuits Against Public Participation) statute, contending that (i) AI’s claims against the Company were all based on publishing decisions protected by the First Amendment of the United States Constitution and its counterpart in the California Constitution, and (ii) AI could not establish a probability of success on the merits of its claims.  The Company also filed a demurrer to the Amended Complaint, contending that it failed to state facts constituting a valid cause of action against the Company.  AI filed motions (i) for a preliminary injunction against the Company, seeking an order requiring the Company to publish AI’s advertisements and to cease publishing the alleged false advertisements of AI’s competitors, and (ii) seeking sanctions against the Company for having filed an allegedly “frivolous” anti-SLAPP motion.  By Orders dated April 24, and May 22, 2003, the trial court (i) denied the Company’s anti-SLAPP motion, (ii) granted the Company’s demurrer as to AI’s common law unfair competition claim, but otherwise overruled the demurrer, (iii) denied AI’s motion for a preliminary injunction, and (iv) denied AI’s motion for sanctions. On May 22, 2003, the Company appealed the order denying its anti-SLAPP claim, and AI, among other things, appealed the order denying its motion for preliminary injunction.  The Court of Appeal of the State of California, Fourth Appellate District, affirmed the various appeals and denied all relief requested. On January 15, 2004, AI filed its Second Amended Complaint asserting five counts, including claims for (i) false advertising under the Lanham Act, against all defendants, (ii) restraint of trade under the Cartwright Act, against all defendants, (iii) intentional interference with economic relations, against defendants other than the Company, (iv) intentional interference with prospective economic advantage, against some defendants but no longer against the Company, and (v) false advertising and unfair trade practices, against all defendants.  The Second Amended Complaint seeks unspecified damages, including treble damages, interest, attorney’s fees, and costs, disgorgement of property and profits allegedly wrongfully acquired, restitution, an accounting, and injunctive relief. On December 20, 2004, the Company received a Statement of Damages (the “Statement”) by which AI, for the first time, indicated the amount of damages it allegedly seeks.  In the Statement AI states, without factual explanation, that it “is informed and believes that its damages are not less than $16.5 million,” allegedly “incurred as a proximate result of [all] defendants’ wrongful conduct.” AI seeks to have those damages trebled and also seeks “reasonable attorney’s fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs.  In connection with the causes of action for intentional interference with economic relations and prospective economic advantage, AI in its Statement “reserves the right to seek not less than $33 million in punitive damages when it seeks a judgment” in the action. The Company believes that all of AI’s claims against it are factually and legally without merit. The Company will continue to vigorously defend itself against all of AI’s claims. Trial of the matter is currently scheduled to begin on May 30, 2006. At September 30, 2005, the outcome of this matter was uncertain. The Company cannot estimate at this time, the amount of loss, if any, which could result from an adverse resolution of this litigation.

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

Bankrate, Inc.

Date: November 9, 2005	By:	/s/ ROBERT J. DEFRANCO
Robert J. DeFranco
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)