Form 10-K
period 2005-12-31
BANKRATE INC
filed 2006-03-16
CIK 1080866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Fiscal Year Ended December 31, 2005

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

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2005 was approximately $175,827,000 based on the closing price reported for such date on the Nasdaq National Market. As of February 28, 2006, the registrant had outstanding 15,879,092 shares of Common Stock.

PART I

ITEM 1. BUSINESS

INTRODUCTORY NOTE

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements.

In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward-looking statements, include, without limitation:

•	the willingness of our advertisers to advertise on our Web sites;
•	interest rate volatility;
•	our ability to establish and maintain distribution arrangements;
•	our ability to integrate the business and operations of companies that we have acquired, and those we may acquire in the future;
•	our need and our ability to incur additional debt or equity financing;
•	the effect of unexpected liabilities we assume from our acquisitions;
•	the impact of resolution of lawsuits to which we are a party;
•	the willingness of consumers to accept the Internet as a medium for obtaining financial product information;
•	increased competition and its effect on our Web site traffic, advertising rates, margins, and market share;
•	our ability to manage traffic on our Web sites and service interruptions;
•	our ability to protect our intellectual property;
•	the effects of facing liability for content on our Web sites;
•	legislative or regulatory changes;
•	the concentration of ownership of our common stock;
•	the fluctuations of our results of operations from period to period;
•	the strength of the United States economy in general;
•	the accuracy of our financial statement estimates and assumptions;
•	the effect of changes in the stock market and other capital markets;
•	technological changes;
•	changes in monetary and fiscal policies of the U.S. Government;
•	changes in consumer spending and saving habits;
•	changes in accounting principles, policies, practices or guidelines;
•	other risks described from time to time in our filings with the Securities and Exchange Commission; and
•	our ability to manage the risks involved in the foregoing.

However, other factors besides those listed in Item 1A Risk Factors or discussed in this Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

Overview

Bankrate, Inc. owns and operates an Internet-based consumer banking marketplace, Bankrate.com, a smaller, yet similar site, Interest.com, an Internet-based lead aggregation firm, FastFind.com, and finally, Bankrate Print which produces newspaper-based advertising and editorial products. Our flagship Web site, Bankrate.com, is one of the Internet’s leading aggregator of information on more than 300 financial products, including mortgages, credit cards, automobile loans, money market accounts, certificates of deposit, checking and ATM fees and home equity loans. Additionally, we provide financial applications and information to a network of distribution partners. Bankrate.com provides the tools and information that can help consumers make better financial decisions. We regularly survey more than 4,800 financial institutions in all 50 states in order to provide the most current objective, unbiased rates. Over 550 print and online partner publications depend on Bankrate.com as their source for financial rates and information.

Thirty years ago, we began as a print publisher of the newsletter Bank Rate Monitor. Our rate tables provide, at no cost to the consumer, a detailed list of lenders by market and include relevant details to help consumers compare loan products. We continue to enhance our offerings in order to provide Bankrate.com users with the most complete experience. Features such as financial calculators and e-mail newsletters allow users to interact with our site. Our Rate Trend Index is a weekly poll of industry insiders designed to help consumers forecast interest rate trends.

In addition to traditional banking and loan products, our offerings include channels on investing, taxes, college finances, financial advice and insurance. Each channel offers a unique look at its particular topic. For example, Bankrate.com users can read advice and tips in the Tax channel, find a new 529 plan in the College Finance area or ask a financial expert a question in the Personal Finance channel.

Prior to 1996, and dating back to 1976, our principal business was the publication of print newsletters, the syndication of unbiased editorial bank and credit product research to newspapers and magazines, and advertising sales of the Mortgage Guide. The Mortgage Guide is a weekly newspaper-advertising table consisting of product and rate information from local mortgage companies and financial institutions. The Mortgage Guide appears weekly in over 500 U.S. metropolitan newspapers with combined single day circulation in excess of 40 million copies.

In 1996, we began our online operations by placing our editorially unbiased research on our Web site, Bankrate.com. By offering our information online, we created new revenue opportunities through the sale of graphical and hyperlink advertising associated with our rate and yield tables. In 1997, we implemented a strategy to concentrate on building these online operations.

We believe that the recognition of our research as a leading source of independent, objective information on banking and credit products is essential to our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a personal finance authority. We are seeking to build greater brand awareness of our Web site and to reach a greater number of online users.

In the fourth quarter of 2005, we acquired two companies, Wescoco, LLC d/b/a FastFind (“FastFind”) and Mortgage Market Information Services, Inc. and Interest.com (collectively, “MMIS/Interest.com”). We purchased FastFind, an Internet lead aggregator based in San Francisco, California to complement our online publishing business. We purchased MMIS/Interest.com, which publishes mortgage guides in over 300 newspapers and operates Interest.com, a Web site that publishes financial rates and information connecting consumers with lenders to expand our print and online publishing business, respectively.

In 2006, we are focusing on:

•	Optimizing our cost per thousand impressions (“CPMs”) and cost per clicks (“CPCs”) on Bankrate.com and Interest.com;
•	Integrating FastFind ad placements opportunistically on Bankrate.com and Interest.com;
•	Placing our CPC rate tables and FastFind’s lead generating capabilities on our co-brand partners’ Web pages;
•	Expanding our co-branded and affiliate relationships with other Web sites;
•	Selling Certificates of Deposits (“CDs”) and Deposit tables into our 450+ newspaper network.

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and Critical Accounting Policies, and Note 8 to the Financial Statements below for a discussion of our two reportable business segments: online publishing and print publishing and licensing.

Our Opportunity

We believe that many financial services customers are relatively uninformed with respect to financial products and services and often rely upon personal relationships when choosing such products and services. Many of these products and services are not well explained, and viable, equivalent alternatives typically are not presented when marketed to consumers through traditional media. As the sale of many of these products and services moves to the Internet, we believe consumers seek new sources of independent objective information such as Bankrate.com to facilitate and support their buying decisions. The interactive nature of the Internet allows us to display extensive research about financial products and services that was previously not readily available to consumers.

According to a 2004 survey conducted by the Board of Governors of the U.S. Federal Reserve, the percentage of U.S. families that own certain financial instruments was as follows:

Transaction Accounts	CDs	Stocks	Loans secured by primary residence	Installment loans	Credit card balances	Any debt
91.3	12.7	20.7	47.9	46.0	46.2	76.4

We believe the majority of financial information available on the Web is oriented toward investment advice and providing business news and stock market information, rather than personal and consumer finance information, advice and interest rate data. Our efforts are targeted to fulfill the slightly less competitive, but equally important niches of consumer banking and personal finance information. As a result, we believe we can maintain a loyal base of users comprised of targeted audiences that are attractive to advertisers.

We have seen steady interest in our primary niches - mortgages, automobile loans, home equity loans and CD/savings products and information. The ability of Bankrate to provide a platform for frictionless communication between consumers and businesses has not changed. We believe Bankrate is well-positioned to benefit from growth in the Internet personal finance advertising market.

Strategy

We believe that the consumer banking and personal finance sectors hold significant opportunities for growth and expansion. As we grow, we are seeking to consolidate our position as one of the industry leaders in the gathering of rate data and to expand our brand recognition with consumers and partners. Elements of our strategy include:

•
Continuing to provide advertisers with high-quality, ready-to-transact consumers: By advertising on our site, either through purchasing graphic ads or hyperlinks, banks, brokers and other advertisers are tapping into our strongest resource - consumers on the verge of engaging in a high-value transaction. By allowing advertisers to efficiently access these “in-market” consumers, we are helping advertisers acquire new customers, and ultimately creating a transaction that is beneficial for the advertiser, the consumer and us.

•
Remaining a dominant brand in consumer personal finance data and content: We believe we are a leading company in our market based on a number of metrics, including revenue, the number of banks surveyed, the number of pages viewed by consumers and the number of unique visitors. We are continuing our strong push to remain a dominant player in our market.

•
Continued growth through partnering with top Web sites: Our partner network provides Bankrate.com with a steady stream of visitors, with little to no up-front payment risk to us. Over 90% of these agreements are revenue-sharing, under which we only pay out a percentage of what we actually bring in. We also plan to explore initiatives to expand the breadth and depth of our product offerings and services by partnering in the real estate, auto finance, sub-prime lending and college lending areas.

Distribution Arrangements

Our distribution (or syndication) arrangements with other Web site operators fall into two categories: (1) co-branding, in which we establish a "co-branded" site with another Web site operator, and (2) licensing, in which we provide content to the other operator's Web site together with a hyperlink to our own site. We have historically found co-branding to be more effective in driving traffic to our site.

Co-branded sites are created pursuant to agreements with other Web site operators. Generally, agreements relating to co-branded sites provide for us to host the co-branded Web pages, sell and serve the display advertising, and collect advertising revenues, which are shared with the third party Web site.

Under licensing arrangements, we provide limited content to other Web sites in exchange for a fee. The content identifies Bankrate.com as its source and typically includes a hyperlink to the Bankrate.com Web site.

Our largest partners in terms of driving traffic to our site as of December 31, 2005 included America Online, Netscape, Yahoo!, Internet Broadcasting System, USA Today, and Dollar Stretcher. During 2005, approximately 14% of the traffic to Bankrate.com was attributable to the over 75 distribution partners compared to 20% in 2004 and 21% in 2003. The decline results from the heightened consumer awareness of our site, resulting in more traffic coming directly to Bankrate.com. We expect traffic from distribution partners to continue to be approximately 10% to 15% of total site traffic in 2006.

Financial Product Research

As of December 31, 2005, our research staff was made up of 44 employees who track comparative information on more than 300 financial products and services, including checking accounts, consumer loans, lines of credit, mortgages, certificates of deposit, savings accounts, credit cards, money market accounts and online accounts. We estimate that over 3,000,000 items of data are gathered each week for more than 577 markets across the United States from over 4,800 financial institutions. The information obtained includes not only interest rates and yields, but also related data such as lock periods, fees, points, and loan sizes for mortgages, and grace periods, late penalties, cash advance fees, cash advance annual percentage rates, annual percentage yields, minimum payments, and terms and conditions of credit cards.

We adhere to a strict methodology in developing our markets and our institutional survey group. The market survey includes the largest U.S. markets, as defined by the U.S. Census Bureau's Metropolitan Statistical Area categories and Financial Deposit Insurance Company (“FDIC”) Market Report. Along with the largest markets, the surveys include subsequent markets and other selected communities that we believe represent areas of growth.

In most instances, institutions in the survey group include the largest banks and thrifts within each market area based on total deposits. The number of institutions tracked within a given market is based on the types of financial products available and number of institutions in the market area. In each of the largest 25 markets, we track at least 10 institutions. In each of the smaller markets, we track three or more institutions. We verify and adjust, if necessary, the institutions included in the survey group on an annual basis using FDIC deposit data from year-end call reports. We do not include credit unions in the market survey group because product availability is based upon membership. However, we track the 50 largest U.S. credit unions as a separate survey group for comparison purposes.

All products included in our database have narrowly defined criteria so that information provided by institutions is comparable. The quality control process then includes several visual checks and proofing by different staff members to insure that the data inputs are accurate. Our quality control staff reviews each listing in relation to regional and national trends and for overall accuracy and consistency of fees and related information prior to disclosure of the information to consumers. The staff also reviews the comparability of products, institutional accuracy and survey accuracy. In addition, the quality control team performs anonymous shopping on a daily basis, whereby we place calls to institutions in order to validate the data in a consumer setting. Institutions providing invalid data are contacted by our quality control staff to ensure that future information will be accurate.

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

Editorial Content

In addition to our research department, as of December 31, 2005, we maintained an editorial staff of 20 editors, writers and researchers, and graphic designers who create original stories and content for our Web site. We also have relationships with more than 30 freelance writers. Most of our editorial staff members are experienced journalists with lengthy newspaper, magazine, new media and broadcast experience. The reporters and editors of Bankrate.com have professional journalistic work experience ranging from one to 37 years, with an average of 18 years' experience. We believe the quality of our original content plays a critical role in attracting visitors to our Web site and to our co-branded partners’ Web sites.

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

Print Publications

We continue to produce and sell advertisements in traditional print publications to absorb part of the cost of producing research and original editorial content. Additionally, we believe that print publishing activities contribute to greater exposure and branding opportunities for our Web site. Our print publications activities include the following:

•
Mortgage Guide: We generate revenue through the sale of mortgage rate and product listings in over 500 metropolitan newspapers across the United States with combined Sunday circulation of 40 million copies. We enter into agreements with the newspapers for blocks of print space, which is in turn sold to local mortgage lenders and we share the revenue with the newspapers on a percentage basis.

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

Consumer Marketing

Our primary marketing expenditures are for key word CPC advertising campaigns on Internet search engines. Through the end of 2005, we also entered into barter transactions (the exchange by us of advertising space on our Web site for reciprocal advertising space on other Web sites) to promote our brand and generate traffic to our Web site.  We also used sweepstakes and promotions efforts to drive site traffic and grow our e-mail newsletter subscriber base. We actively conduct earned media public relations campaigns to promote our editorial content and personnel to the consumer and trade media. Our spokespersons are routinely featured in newspapers, magazines and in broadcast media, and are promoted to and are featured as expert commentators on, major broadcast and cable news programs and talk radio. In 2005, our experts were quoted or we were referenced in over 990 media exposures. Our spokespersons were featured in 191 television interviews, including The Today Show, ABC World News Tonight, The Fox Cable Network, MSNBC, CNBC, and CNN; 638 print articles, including The New York Times, The Wall Street Journal and USA Today; and 162 interviews on numerous talk radio broadcasts. Finally, we produce “The Bankrate.com Personal Finance Minute” which is distributed to XM radio and selected terrestrial radio stations throughout the United States.

Bankrate.com’s home page and other key pages routinely rank at or near the top of major search engines' natural (unpaid) listings for highly coveted key words and phrases related to banking products, and we believe we generate significant traffic and revenue from such placements. The high rankings are largely a result of our success at creating highly relevant, widely read content, and because our personnel stay abreast of and use various search optimization techniques.

Advertising Sales

Our advertising sales staff consisted of 20 online salespeople and 12 print salespeople plus support staff as of December 31, 2005. The sales team focuses on selling online and offline advertising to national, regional and local advertisers. The sales staff focuses on three segments of the financial industry: lending (mortgage, home equity and auto loans), banking (CDs, money market accounts and credit cards) and general personal finance (college loans, taxes and IRAs). We have four sales regions with offices in each region: East (New York City), Midwest (Chicago), Southeast (North Palm Beach) and West (San Francisco and Orange County). Each salesperson is responsible for a designated geographic region of the United States. They are paid based on the performance of the territory.

The sales team is responsible for selling the Bankrate Network of products. The Bankrate Network includes: graphic advertising on Bankrate.com and Interest.com, hyperlink listings on the Bankrate rate tables (CPC), Bankrate Print (i.e., the Mortgage Guides) , and mortgage leads from FastFind. We believe the "Network" approach enhances value for advertisers and direct marketers by (1) alleviating the need to purchase advertising from numerous vendors, (2) providing advertisers and direct marketers the opportunity to optimize their marketing dollars among four different products, (3) offering integrated marketing packages that meet the strategic needs of our customers, and (4) providing access to in-market consumers who are ready to act. We believe advertisers and direct marketers enhance the effectiveness of their campaigns by customizing advertising delivery on our Network within a particular content channel or across our entire network.

Advertising Alternatives

Our advertisers can target prospective customers using several different approaches:

•	Focusing on consumers in specific situations, such as those who are first-time home buyers, or those actively shopping for home equity loans.
•	Targeting specific geographic and product areas; for example, CD shoppers in Georgia; or just one of these - all consumers interested in CDs, or all consumers from Georgia.
•	General rotation throughout our site.

Our most common Web site graphic advertisement sizes are leader boards (728 x 90 pixels) and banners (486 x 60 pixels), which are prominently displayed at the top or bottom of a Web page, skyscrapers (160 x 600 pixels or 120 x 600 pixels), posters (330 x 275 pixels) and islands (250 x 250 pixels). These advertisements can be targeted to specific areas of our site or placed on a general rotation basis. Advertising rates may vary depending upon the quantity of advertisements purchased by an advertiser and the length of time an advertiser runs an advertisement on our site.

Posters are oversized advertisements that contain more information than traditional banner advertisements. We position posters on certain Web pages so that they dominate the page. In addition, we offer product special issues that are available for single sponsorships. Rates for product special issues are based on expected impression levels and additional content requirements.

We believe that providing effective tools for managing advertising campaigns is essential to maintaining advertising relationships. We use a state-of-the-art program under license from a third-party that allows our advertisers to monitor their spending on our Web sites in real-time for impressions received and click-through ratios generated. We also allow third-parties, such as DoubleClick, to serve our customers’ advertisements.

Hyperlinks

Financial institutions that are listed in our rate tables have the opportunity to hyperlink their listings. By clicking on the hyperlink, users are taken to the institution's Web site. Prior to October 1, 2005, hyperlinks were sold under flat dollar fee per month contracts that ranged primarily between three and twelve months.

Our hyperlinks were converted to a CPC pricing model as of October 1, 2005. Under this arrangement, advertisers pay us a specific, pre-determined cost each time a consumer clicks on that advertiser’s hyperlink or phone icon (usually found under the advertiser’s name in the rate table listings). All clicks are screened for fraudulent characteristics by an independent third-party vendor and then charged to the advertiser’s account.

We also sell text links on our rate pages to advertisers on a CPC basis. Advertisers enter an auction bidding process on a third-party Web site for placement of their text link based on the amount they are willing to pay for each click through to their Web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process.

Advertisers

We market to local advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country. As of December 31, 2005, we had 48 graphic advertisers and 355 hyperlink advertisers, some of which are both graphic and hyperlink advertisers. Among our largest advertisers are LowerMyBills.com, iHomeowners, Inc., Emigrant Savings Bank, ING Direct, E-Loan, Inc., Bank of America and Equifax. No sales to any one customer exceeded 10% of total revenue for the years ended December 31, 2005, 2004 and 2003. No material revenues were generated outside of the United States.

Competition

We compete for advertising revenues across the broad category of personal finance information, both in traditional media such as newspapers, magazines, radio, and television, and in the developing market for online financial information. There are many competitors that have substantially greater resources than we do. Our online and print competition includes the following:

•	Personal finance sections of general interest Web sites such as Yahoo! Finance, AOL Personal Finance and MSN Money;

•	Personal finance destination sites such as The Motley Fool, CBS MarketWatch, SmartMoney.com, Kiplinger.com and CNNMoney.com;

•	E-commerce oriented sites that include banking and credit products such as LendingTree;

•	Lead aggregators such as LowerMyBills, iHomeowners/LoanWeb and NexTag;

•	Print mortgage table sellers like Infotrack and National Financial News Service;

•	Rate listing sites, such as MonsterMoving, Move.com, Informa Research Services and Checkinterestrates.com/CarsDirect; and

•	Key word CPC sites/networks such as Google, Yahoo! Search Marketing and MIVA.

Competition in the online segment is generally directed at growing users and revenue using marketing and promotion to increase traffic to Web sites. We believe that our original content, focus and objective product information differentiate us from our competitors.

Operations

We currently operate our Web site and supporting systems on servers at a secure third-party co-location facility in Atlanta, Georgia. Our infrastructure and network connectivity at this third-party facility are monitored continuously, on a 24 hours a day, 365 days a year basis. In March 2006, we also added a presence at a similar data center in Denver, Colorado. The additional data center will initially operate systems related to recently acquired Web properties. The dual data centers are also key to our business continuity strategy, providing additional recovery options if either data center should suffer a major outage. These facilities are powered continuously from multiple sources, including uninterruptible power supplies and emergency power generators. The facilities are connected to the Internet with redundant high-speed data lines. The systems at each data center are protected by a multi-layered security system including dual inspection state firewalls at each data center. To provide maximum scalability, many of our high-traffic Web pages are served from an independent content distribution network. Multi-node clusters or multiple load shared systems are used for most key functions, including web serving, ad serving, and SQL databases. The vast majority of the information presented on our Web sites, including back-end databases that provide the raw information, is stored and delivered via such multi-node or multi-system configurations from one of the co-location facilities.

All of our systems are controlled and updated remotely via encrypted virtual private network (“VPN”) links to various Bankrate locations. The technical services team, based primarily in North Palm Beach, Florida and Chicago, Illinois, has established extensive monitoring of all key systems to provide continuous real-time response capability should key systems or network connections fail. Much of the content on our various Web sites is prepared on systems located in the secure server room in our North Palm Beach location, then transferred at scheduled intervals via the VPN to the systems at the co-location facilities. The North Palm Beach facility systems are also powered redundantly by uninterruptible power supply units. In the event that North Palm Beach or any other location is temporarily unavailable, temporary VPN access is established from alternative locations to provide continuity for key operations and content updates.

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

Employees

As of December 31, 2005, we had 159 full-time employees, of which 21 were in Web site and content operations, 36 in sales and business development, 44 in content and data research, 7 in advertising revenue operations, 21 in product development and information technology, 11 in finance and accounting, 10 in corporate communications and marketing and 9 in administration. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our employee relations to be favorable.

Available Information

For further discussion concerning our business, see the information included in Items 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and 8 (Financial Statements and Supplementary Data) of this report.

We make available free of charge through our Web site at www.bankrate.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, if applicable, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

ITEM 1A. RISK FACTORS

You should consider carefully the following risk factors before deciding whether to invest in our common stock. Our business, including our operating results and financial condition, could be harmed by any of these risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes.

Risks Related to Our Business

Our Success Depends on Internet Advertising Revenue

We expect to derive approximately 80% of our revenue in the foreseeable future through the sale of advertising space and hyperlinks on our Internet Web pages. Any factors that limit the amount advertisers are willing to spend on advertising on our Web sites could have a material adverse effect on our business. These factors may include:

•	a lack of standards for measuring Web site traffic or effectiveness of Web site advertising;
•	a lack of established pricing models for Internet advertising;

•	the failure of traditional media advertisers to adopt Internet advertising;
•	the introduction of alternative advertising sources; and
•	a lack of significant growth in Web site traffic.

Continuing to demonstrate the effectiveness of advertising on our Web sites is critical to our ability to generate advertising revenue. Currently, there are no widely accepted standards to measure the effectiveness of Internet advertising, and we cannot be certain that such standards will develop sufficiently to support our growth through Internet advertising.

A number of different pricing models are used to sell advertising on the Internet. Pricing models are typically either CPM-based or performance-based. We use the CPM-based model, which is based upon the number of advertisement impressions, and the performance-based, or CPC, model, which generates revenue based on each individual click on a particular advertisement. We cannot predict which pricing model, if any, will emerge as the industry standard. Therefore, it is difficult for us to project our future advertising rates and revenues. For instance, banner advertising, which is one of our primary sources of online revenue, may not be an effective advertising method in the future. If we are unable to adapt to new forms of Internet advertising and pricing models, our business could be adversely affected.

Financial services companies account for a majority of our advertising revenues. We will need to sell advertising to customers outside of the financial services industry in order to significantly increase our revenues. If we do not attract advertisers from other industries, revenue growth could be adversely affected.

Our Success Depends on Interest Rate Volatility

We provide interest rate information for mortgages and other loans, credit cards and savings accounts. Visitor traffic to our Web sites tends to increase with interest rate movements and decrease with interest rate stability. Factors that have caused significant visitor fluctuations in the past have been Federal Reserve Board actions and general market conditions affecting home mortgage interest rates. Additionally, the level of traffic to our Web sites can be dependent on interest rate levels as well as mortgage re-financing activity. Accordingly, a slowdown in mortgage production volumes could have a material adverse effect on our business.

We believe that as we continue to develop our Web sites with broader personal finance topics, the percentage of overall traffic seeking mortgage information will remain stabilized at current levels. To accelerate the growth of traffic to our Web sites, we are working with our syndication partners to program more intensively, and we are aggressively promoting products not related to mortgage activity. If our non-mortgage related products are not successful, or if we are otherwise unable to increase or maintain traffic to areas of our Web sites other than mortgage information, we will remain dependent on interest rate levels and mortgage refinancing activity.

We May Expand our Operations Through Acquisitions, Which Could Divert Management’s Attention and Expose Us to Unanticipated Costs and Liabilities and we May Experience Difficulties Integrating the Acquired Operations, and we May Incur Costs Relating to Potential Acquisitions that are Never Consummated

Our business plan could include growth through future acquisitions. For example, in late 2005, we acquired FastFind and MMIS/Interest.com. However, our ability to consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, and integrate the technical operations and personnel of the acquired company. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities or the dilution of our stockholders’ ownership through issuance of additional stock. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. It is also possible that expected synergies from future acquisitions may not materialize. We may also incur costs and divert management attention as regards potential acquisitions that are never consummated.

Although we undertake a due diligence investigation of each business that we acquire, there may be liabilities of the acquired companies that we fail to or are unable to discover during the due diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.

If we Fail to Detect Click-through Fraud, we Could Lose the Confidence of our Advertisers, Thereby Causing our Business to Suffer

We are exposed to the risk of fraudulent clicks on our ads by persons seeking to increase the advertising fees paid to us. Click-through fraud occurs when a person clicks on an ad displayed on our Web site in order to generate revenue to us and to increase the cost for the advertiser.  If we were unable to detect this fraudulent activity and find new evidence of past fraudulent clicks, we may have to issue refunds retroactively of amounts previously paid to us. This would negatively affect our profitability, and these types of fraudulent activities could hurt our reputation and our brand. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks would not lead to potential revenue for the advertisers. This could lead the advertisers to become dissatisfied with our advertising programs, which could lead to loss of advertisers and revenue.

Adverse Resolution of Litigation may Harm our Operating Results or Financial Condition

We are party to lawsuits in the normal course of business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, See Item 3, "Legal Proceedings."

Our Success Depends on Establishing and Maintaining Distribution Arrangements

Our business strategy includes the distribution of our content through the establishment of co-branded Web pages with high-traffic business and personal finance sections of online services and Web sites. A co-branded site is typically a custom version of our Web site with the graphical look, feel, and navigation, of the co-branded partner’s Web site. Providing access to these co-branded Web pages is a significant part of the value we offer to our advertisers. We compete with other Internet content providers to maintain our current relationships with other Web site operators and establish new relationships. In addition, as we expand our personal finance content, some of these Web site operators may perceive us as a competitor. As a result, they may be unwilling to promote distribution of our banking and credit content. If our distribution arrangements do no attract a sufficient number of users to support our current advertising model, or if we do not establish and maintain distribution arrangements on favorable economic terms, our business could be adversely affected.

Risks Related to Our Industry, the Internet and Our Technology Infrastructure

Our Future Success is Dependent upon Increased Acceptance of the Internet by Consumers as a Medium for Obtaining Financial Product Information

Our success will depend in large part on continued and expanded widespread consumer acceptance of obtaining rate information regarding financial products such as mortgages, credit cards, money market accounts, certificates of deposit, checking and ATM fees, home equity loans, online banking fees and new and used auto loans online. Increased consumer use of the Internet to provide for their lending needs is subject to uncertainty. The development of an online market for obtaining rate information regarding the above listed financial products is rapidly evolving and likely will be characterized by an increasing number of market entrants. If consumer acceptance of the Internet as a source for such information does not increase, we may not be able to compete effectively with traditional methods of obtaining such rate information and our business, results of operations and financial condition will be adversely affected.

Our Markets Are Highly Competitive

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Yahoo! Finance, AOL Personal Finance and MSN Money; personal finance destination sites such as The Motley Fool, CBS MarketWatch, SmartMoney.com, Kiplinger.com and CNNMoney.com; e-commerce oriented sites that include banking and credit products such as LendingTree; lead aggregators such as LowerMyBills, iHomeowners and NexTag; print mortgage table sellers like National Financial News Service; rate listing sites such as MonsterMoving, Move.com, Informa Research Services and Checkinterestrates.com/CarsDirect; and key word CPC advertising sites/networks such as Google. In addition, new competitors may enter this market as there are few barriers to entry. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Many competitors have complementary products or services that drive traffic to their Web sites. Increased competition could result in lower Web site traffic, advertising rate reductions, reduced margins or loss of market share, any of which would adversely affect our business. We cannot be certain that we will be able to compete successfully against current or future competitors.

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

Our Web sites have in the past, and may in the future, experience slower response times or interruptions as a result of increased traffic or other reasons. These delays and interruptions resulting from failure to maintain Internet service connections to our site could frustrate users and reduce our future Web site traffic, which could have a material adverse effect on our business.

All of our communications and network equipment is located at our corporate headquarters in North Palm Beach, Florida and at secure third-party co-location facilities in Atlanta, Georgia and Denver, Colorado (beginning in March 2006). Multiple system failures involving these locations could lead to interruptions or delays in service for our Web sites, which could have a material adverse effect on our business. Our operations are dependent upon our ability to protect our systems against damage from fires, hurricanes, earthquakes, power losses, telecommunications failures, break-ins, computer viruses, hacker attacks and other events beyond our control.

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

Because we license some of our data and content from other parties, we may be exposed to infringement actions, if such parties do not possess the necessary proprietary rights. Generally, we obtain representations as to the origin and ownership of licensed content and obtain indemnification to cover any breach of any these representations. However, these representations may not be accurate and the indemnification may not be sufficient to provide adequate compensation for any breach of these representations.

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

We May Face Liability for Information on Our Web Sites

Much of the information published on our Web sites relates to the competitiveness of financial institutions’ rates, products and services. We may be subjected to claims for defamation, negligence, copyright or trademark infringement or other theories relating to the information we publish on our Web sites. These types of claims have been brought, sometimes successfully, against providers of online services as well as print publications. Our insurance may not adequately protect us against these types of claims.

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

We May Be Limited or Restricted in the Way We Establish and Maintain Our Online Relationships by Laws Generally Applicable to Our Business

State and Federal lending laws and regulations generally require the accurate disclosure of the critical components of credit costs so that consumers can readily compare credit terms from various lenders. In addition, these laws and regulations impose certain restrictions on the advertisement of these credit terms. Because we are an aggregator of rate and other information regarding many financial products online, we may be subject to some of these laws and regulations. We believe that we have structured our Web sites to comply with these laws and regulations. However, if these laws and regulations are changed, or if new laws or regulations are enacted, these events could prohibit or substantially alter the content we provide on our Web sites. Moreover, such events could materially and adversely affect our business, results of operations and financial condition.

Risks Related to Corporate Control and Our Stock Price

Our Ownership is Heavily Concentrated

At December 31, 2005, approximately 38% of our outstanding common stock was beneficially owned by our officers and directors, including Peter C. Morse, a director and our largest shareholder, who beneficially owns approximately 32% of our outstanding common stock. As a result, our officers and directors will be able to exercise significant control over all matters requiring shareholder approval. In particular, these controlling shareholders will have the ability to elect all of our directors and approve or disapprove significant corporate transactions. This control could be used to prevent or significantly delay another company or person from acquiring or merging with us, and could inhibit our liquidity and affect trading in our common stock.

Our Results of Operations May Fluctuate Significantly

Our results of operations are difficult to predict and may fluctuate significantly in the future as a result of several factors, many of which are beyond our control. These factors include:

•	changes in fees paid by advertisers;
•	traffic levels on our Web sites, which can fluctuate significantly;
•	changes in the demand for Internet products and services;
•	changes in fee or revenue-sharing arrangements with our distribution partners;
•	our ability to enter into or renew key distribution agreements;
•	the introduction of new Internet advertising services by us or our competitors;
•	changes in our capital or operating expenses;
•	changes in interest rates;
•	general economic conditions; and
•	changes in banking or other laws that could limit or eliminate content on our Web sites.

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

Our Stock Price May Continue to be Volatile

Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual financial results and the published expectations of analysts. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, or significant transactions can cause changes in our stock price. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2005 fiscal year and that remain unresolved.

ITEM 2. PROPERTIES

Our principal administrative, sales, Web operations, marketing and research functions are located in one leased facility in North Palm Beach, Florida. The lease is for approximately 12,388 square feet of office and expires on December 31, 2007. On November 3, 2005, we entered into a lease for approximately 21,000 square feet of office space in the same building to replace our current lease. The initial lease term is for 10 years with an option to renew for one additional 5-year term and is contingent on us terminating our lease for our existing office space.

We lease approximately 4,500 square feet in New York, New York, that is principally used for administration, sales and business development. The New York office lease expires on September 30, 2006. We also lease approximately 6,000 square feet in San Francisco, California, that is also used for administration, sales and business development. The San Francisco lease expires on February 28, 2009. We also leased an office facility in Villa Park, Illinois that was used for sales and business development and approximately 120 square feet in Pennington, New Jersey that is used for sales. The Villa Park lease expires on March 31, 2006 and the Pennington lease expires on June 30, 2006. We entered into an agreement to lease approximately 4,872 square feet in Chicago, Illinois to replace the Villa Park lease. The Chicago lease expires on November 30, 2008.

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

In March 2002, American Interbanc Mortgage, LLC (“AI”), a mortgage lender that advertised on Bankrate.com (the “Web site”), filed suit in the Superior Court of California against several of AI's competitors (not including us) who also advertised on the Web site for:

(i)	false advertising under the federal Lanham Act;
(ii)	common law unfair competition; and
(iii)	violations of certain sections of the California Business and Professions Code.

In August 2002, we declined to renew AI's advertising contract. In December 2002, AI filed a First Amended Complaint (the “Amended Complaint”), adding us as a defendant, and asserting an additional claim for an alleged violation of the Cartwright Act, California's antitrust law, alleging that we conspired with all of the co-defendants (various mortgage lenders and mortgage brokers) to allow them to engage in allegedly false advertising on the Web site while also precluding AI from advertising on the Website. The Amended Complaint sought an undisclosed sum of monetary damages, restitution of profits, compensation acquired as a result of the allegedly wrongful conduct, attorney's fees, costs, and injunctive relief. We filed a special motion to strike the Amended Complaint under California's anti-SLAPP (Strategic Lawsuits Against Public Participation) statute, contending that:

(i)	AI's claims against us were all based on publishing decisions protected by the First Amendment of the United States Constitution and its counterpart in the California Constitution; and
(ii)	AI could not establish a probability of success on the merits of its claims.

We also filed a demurrer to the Amended Complaint, contending that it failed to state facts constituting a valid cause of action against the Company. AI filed motions

(i)	for a preliminary injunction against us, seeking an order requiring the Company to publish AI's advertisements and to cease publishing the alleged false advertisements of AI's competitors, and
(ii)	seeking sanctions against us for having filed an allegedly “frivolous” anti-SLAPP motion.

By Orders dated April 24, and May 22, 2003, the trial court:

(i)	denied our anti-SLAPP motion,
(ii)	granted our demurrer as to AI's common law unfair competition claim, but otherwise overruled the demurrer,
(iii)	denied AI's motion for a preliminary injunction, and
(iv)	denied AI's motion for sanctions.

On May 22, 2003, we appealed the order denying its anti-SLAPP claim, and AI, among other things, appealed the order denying its motion for preliminary injunction. The Court of Appeal of the State of California, Fourth Appellate District, affirmed the various appeals and denied all relief requested. On January 15, 2004, AI filed its Second Amended Complaint asserting five counts, including claims for:

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

The Second Amended Complaint seeks unspecified damages, including treble damages, interest, attorney's fees, and costs, disgorgement of property and profits allegedly wrongfully acquired, restitution, an accounting, and injunctive relief.

On December 20, 2004, we received a Statement of Damages (the “Statement”) by which AI, for the first time, indicated the amount of damages it allegedly seeks. In the Statement AI states, without factual explanation, that it “is informed and believes that its damages are not less than $16.5 million,” allegedly “incurred as a proximate result of [all] defendants' wrongful conduct.” AI seeks to have those damages trebled and also seeks “reasonable attorney's fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs. In connection with the causes of action for intentional interference with economic relations and prospective economic advantage, AI in its Statement “reserves the right to seek not less than $33 million in punitive damages when it seeks a judgment” in the action. We believe that all of AI's claims against it are factually and legally without merit.

We will continue to vigorously defend itself against all of AI's claims. We have filed two motions for summary adjudication. The first seeks summary adjudication of AI’s false advertising causes of action. The second seeks summary adjudication of AI’s conspiracy in restraint of trade causes of action. The motions are scheduled for hearing by the Court on April 4, 2006, and April 25, 2006, respectively. Trial of the matter is currently scheduled to begin on May 30, 2006. Currently, the outcome of this matter is uncertain. We cannot estimate at this time, the amount of loss, if any, which could result from an adverse resolution of this litigation.

In February 2005, we settled a contractual dispute with a former Internet and co-location facility provider for $120,000. This amount is included in legal settlements in the accompanying statement of operations for the year ended December 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the stock symbol “RATE.”

The prices per share reflected in the table below represent, for the periods indicated, the range of highest and lowest closing prices for our common stock on the Nasdaq National Market.

	HIGH	LOW
Year ended December 31, 2004
First quarter	$19.92	$12.12
Second quarter	20.30	8.46
Third quarter	11.80	7.01
Fourth quarter	16.00	9.25

Year ended December 31, 2005
First quarter	$20.16	$13.10
Second quarter	20.14	12.41
Third quarter	28.56	20.17
Fourth quarter	34.01	23.95

The closing sale price of our common stock on the Nasdaq National Market on February 28, 2006 was $36.15 per share.

The number of shareholders of record of our common stock as of February 28, 2006, was 3,439.

We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the financial statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this report. The statement of operations data for the years ended December 31, 2005, 2004 and 2003, and the balance sheet data as of December 31, 2005 and 2004, are derived from, and are qualified by reference to, the financial statements of Bankrate, Inc. included in Item 8 in this report, which financial statements have been audited by KPMG LLP, independent registered public accounting firm. The audit report is included elsewhere in this Form 10-K. The statement of operations data for years ended December 31, 2002 and 2001, and the balance sheet data as of December 31, 2003, 2002 and 2001, have been derived from audited financial statements not included in this report. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2005 (A)	2004	2003	2002	2001
Statement of Operations Data:
(In thousands, except share and per share data)
Revenue:
Online publishing	$43,296	$33,942	$31,368	$22,651	$14,986
Print publishing and licensing	5,753	5,262	5,253	3,920	3,271
Total revenue	49,049	39,204	36,621	26,571	18,257
Cost of revenue:
Online publishing	7,389	5,535	4,514	3,813	3,161
Print publishing and licensing	5,346	4,359	4,044	2,862	2,174
Total cost of revenue	12,735	9,894	8,558	6,675	5,335
Gross margin	36,314	29,310	28,063	19,896	12,922
Operating expenses:
Sales	3,683	4,187	5,040	4,276	3,203
Marketing	5,923	6,357	5,496	3,477	2,923
Product development	2,457	2,406	2,271	1,422	1,386
General and administrative	9,035	6,667	5,813	5,537	5,512
Legal settlements	—	510	—	—	—
Severance charge	—	260	—	—	—
Depreciation and amortization	895	743	681	622	700
	21,993	21,130	19,301	15,334	13,724
Income (loss) from operations	14,321	8,180	8,762	4,562	(802)
Other income (expense), net	933	410	243	83	(134)
Gain on insurance proceeds	220	—	—	—	—
Gain on early extinguishment of debt	—	—	—	2,022	—
Income (loss) before income taxes	15,474	8,590	9,005	6,667	(936)
Income tax (provision) benefit	(5,800)	4,766	3,100	—	—
Net income (loss)	$9,674	$13,356	$12,105	$6,667	$(936)
Basic and diluted net income (loss) per share:
Basic	$0.61	$0.87	$0.84	$0.48	$(0.07)
Diluted	$0.57	$0.84	$0.79	$0.46	$(0.07)
Weighted average common shares outstanding:
Basic	15,809,259	15,438,097	14,473,151	13,997,168	13,996,950
Diluted	16,922,218	15,975,382	15,299,734	14,609,359	13,996,950

	December 31,
	2005 (A)	2004	2003	2002	2001
Balance Sheet Data:
(In thousands)
Cash and cash equivalents	$3,480	$27,735	$20,874	$11,001	$9,755
Working capital	9,809	33,628	23,898	9,369	7,865
Intangible assets, net	11,652	206	—	—	—
Goodwill	30,035	—	—	—	—
Total assets	62,553	46,007	28,983	15,173	12,526
Subordinated note payable	—	—	—	—	4,350
Total stockholders' equity	52,853	42,334	24,925	10,650	3,982

(A) Includes the acquired operations of FastFind and MMIS/Interest.com as of and for the period from December 1, 2005 to December 31, 2005.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operation and should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report.

This Annual Report, including this MD&A section, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A Risk Factors of this Annual Report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, other factors besides those listed in Item 1A Risk Factors or discussed in this Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

Overview

Bankrate, Inc. (the "Company" or “Bankrate”) owns and operates an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com, is the Web’s leading aggregator of information on more than 300 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications. Bankrate.com provides the tools and information that can help consumers make better financial decisions. We regularly survey approximately 4,800 financial institutions in more than 575 markets in all 50 states in order to provide the most current objective, unbiased information. Hundreds of print and online partner publications depend on Bankrate.com as the trusted source for financial rates and information.

Thirty years ago, we began as a print publisher of the newsletter Bank Rate Monitor. Our rate tables provide, at no cost to the consumer, a detailed list of institutions by market and include relevant details to help consumers compare products.

We continue to enhance our offerings in order to provide Bankrate.com users with the most complete experience. Features such as financial calculators and email newsletters allow users to interact with our site. Our Rate Trend Index is a weekly poll of industry insiders designed to help consumers forecast interest rate trends. We also have broadened our offerings to include channels on investing, taxes, small business and financial advice. Each channel offers a unique look at its particular topic. Bankrate.com users can find advice and tips from the Tax channel, obtain business ideas from the Small Business channel and ask a financial expert a question in the Advice channel.

We believe that the recognition of our research as a leading source of independent, objective information on banking and credit products is essential to our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are seeking to build greater brand awareness of our Web site and to reach a greater number of online users. Bankrate.com had over 46 million unique visitors in 2005, according to Omniture.

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

We believe our potential market is enormous and is still in the early growth stages of consumer awareness of the Internet as a personal finance tool. Financial institutions are still in the early stages of adopting the Internet for advertising products and customer acquisition. Their online advertising spending is still a very small percentage of their overall advertising budgets.

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Yahoo! Finance, AOL Personal Finance and MSN Money; personal finance destination sites such as The Motley Fool, CBS MarketWatch, SmartMoney.com, Kiplinger.com and CNNMoney.com; e-commerce oriented sites that include banking and credit products such as LendingTree and Pricegrabber; lead aggregators such as LowerMyBills, iHomeowners and NexTag; Print mortgage table sellers like National Financial News Service; rate listing sites such as MonsterMoving, realtor.com, Informa Research Services and Checkinterestrates.com/CarsDirect; and key word cost-per-click advertising sites/networks such as Google, Yahoo! Search Marketing, Ask Jeeves and MIVA. Our traffic has grown from 700,000 unique visitors per month in early 2000 to 4 million unique visitors per month in 2005 according to Omniture.

The key drivers to our business are the number of advertisers on our Web site and the number of consumers visiting our Web site or page views. We added over 60 new graphic advertisers and over 180 new hyperlink advertisers in 2005. The number of advertisers has grown from approximately 320 in 2001 to over 390 in 2005. Page views have grown from 237 million in 2001 to 426 million in 2005.

We have improved our gross margin from 71% in 2001 to 74% in 2005, and have reduced other operating expenses (excluding barter expense, legal settlement charges and severance charges) as a percentage of total revenue (excluding barter revenue) from 71% in 2001 to 40% in 2005. Our income before income taxes (excluding legal settlement charges and severance charges) as a percentage of total revenue (excluding barter revenue) has grown to 32% in 2005.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable and legal contingencies have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Below we discuss the critical accounting estimates associated with these policies. Historically, our judgments, estimates and assumptions relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see the discussion in the section titled “Results of Operations and Critical Accounting Policies” below, and Note 2 of our Notes to Consolidated Financial Statements.

Income Taxes

As required by Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, we recognize tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. Until the third quarter of 2003, we had provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with our future profitability. In the fourth quarter of 2003 management reassessed the valuation allowance previously established against deferred tax assets. Factors considered included: historical results of operations, volatility of the economic and interest rate environment and projected earnings based on current operations. Based on this evidence, we concluded that it was more likely than not that a portion of the deferred tax assets would be realized and, accordingly, released $3,400,000 of the valuation allowance, which resulted in an income tax benefit of approximately $3,100,000.

During the quarters ended March 31, June 30, and Sept 30, 2004, we continued to evaluate the need for a valuation allowance against the deferred tax asset. We completed our business planning process during the fourth quarter of 2004, which included the following strategic initiatives for 2005: the enhancement of our quality control process and procedures; the re-design of our Web site; the execution of exclusive advertising contracts with two mortgage lead aggregators; broadening the breadth and depth of our products and services; a reorganization of our advertising sales force; and the migration to a cost-per-click revenue model on our rate tables. Considering these strategic initiatives and their impact on future earnings potential, we concluded that it is more likely than not that we will generate sufficient taxable income in future periods to realize the entire deferred tax asset. At December 31, 2004, we reversed the remaining $9,400,000 valuation allowance resulting in an income tax benefit of $4,800,000 and a net deferred tax asset of $11,400,000. The realization of the deferred tax asset depends on our ability to continue to generate taxable income in the future. If we determine that we will not be able to realize all or a portion of the deferred tax asset in the future, an adjustment to the deferred tax asset will be charged against earnings in the period such determination is made. The income tax benefit relating to stock options exercised in 2005 and 2004 was approximately $446,000 and $3,170,000, respectively, which was allocated to stockholders’ equity.

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. As of December 31, 2005, our allowance increased as the customer base associated with the acquisitions made during 2005 are different than our traditional customers. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses.

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

In March 2002, American Interbanc Mortgage, LLC (“AI”), a mortgage lender that advertised on Bankrate.com (the “Web site”), filed suit in the Superior Court of California against several of AI's competitors (not including us) who also advertised on the Web site for:

(i)	false advertising under the federal Lanham Act:
(ii)	common law unfair competition: and
(iii)	violations of certain sections of the California Business and Professions Code.

In August 2002, we declined to renew AI's advertising contract. In December 2002, AI filed a First Amended Complaint (the “Amended Complaint”), adding us as a defendant, and asserting an additional claim for an alleged violation of the Cartwright Act, California's antitrust law, alleging that we conspired with all of the co-defendants (various mortgage lenders and mortgage brokers) to allow them to engage in allegedly false advertising on the Web site while also precluding AI from advertising on the Website. The Amended Complaint sought an undisclosed sum of monetary damages, restitution of profits, compensation acquired as a result of the allegedly wrongful conduct, attorney's fees, costs, and injunctive relief. We filed a special motion to strike the Amended Complaint under California's anti-SLAPP (Strategic Lawsuits Against Public Participation) statute, contending that:

(i)	AI's claims against us were all based on publishing decisions protected by the First Amendment of the United States Constitution and its counterpart in the California Constitution; and
(ii)	AI could not establish a probability of success on the merits of its claims.

We also filed a demurrer to the Amended Complaint, contending that it failed to state facts constituting a valid cause of action against the Company. AI filed motions:

(i)	for a preliminary injunction against us, seeking an order requiring us to publish AI's advertisements and to cease publishing the alleged false advertisements of AI's competitors, and
(ii)	seeking sanctions against us for having filed an allegedly “frivolous” anti-SLAPP motion.

By Orders dated April 24, and May 22, 2003, the trial court:

(i)	denied our anti-SLAPP motion,
(ii)	granted our demurrer as to AI's common law unfair competition claim, but otherwise overruled the demurrer,
(iii)	denied AI's motion for a preliminary injunction, and
(iv)	denied AI's motion for sanctions.

On May 22, 2003, we appealed the order denying its anti-SLAPP claim, and AI, among other things, appealed the order denying its motion for preliminary injunction. The Court of Appeal of the State of California, Fourth Appellate District, affirmed the various appeals and denied all relief requested. On January 15, 2004, AI filed its Second Amended Complaint asserting five counts, including claims for:

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

The Second Amended Complaint seeks unspecified damages, including treble damages, interest, attorney's fees, and costs, disgorgement of property and profits allegedly wrongfully acquired, restitution, an accounting, and injunctive relief.

On December 20, 2004, we received a Statement of Damages (the “Statement”) by which AI, for the first time, indicated the amount of damages it allegedly seeks. In the Statement AI states, without factual explanation, that it “is informed and believes that its damages are not less than $16.5 million,” allegedly “incurred as a proximate result of [all] defendants' wrongful conduct.” AI seeks to have those damages trebled and also seeks “reasonable attorney's fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs. In connection with the causes of action for intentional interference with economic relations and prospective economic advantage, AI in its Statement “reserves the right to seek not less than $33 million in punitive damages when it seeks a judgment” in the action. We believe that all of AI's claims against it are factually and legally without merit.

We will continue to vigorously defend itself against all of AI's claims. We have filed two motions for summary adjudication. The first seeks summary adjudication of AI’s false advertising causes of action. The second seeks summary adjudication of AI’s conspiracy in restraint of trade causes of action. The motions are scheduled for hearing by the Court on April 4, 2006, and April 25, 2006, respectively. Trial of the matter is currently scheduled to begin on May 30, 2006. Currently, the outcome of this matter was uncertain. We cannot estimate at this time, the amount of loss, if any, which could result from an adverse resolution of this litigation.

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

On January 1, 2004, Robert J. DeFranco, the Company’s Senior Vice President and Chief Financial Officer, entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. DeFranco is entitled to receive an annual base salary as stipulated in the employment agreement, and an annual bonus contingent on achieving certain performance criteria. Under the terms of the employment agreement, Mr. DeFranco agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of one year thereafter, Mr. DeFranco agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. DeFranco’s termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then- current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date.

On June 21, 2004, Thomas R. Evans, was appointed President and Chief Executive Officer and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Evans is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria, and a guaranteed bonus of at least $50,000 for 2004. Under the terms of the employment agreement, Mr. Evans agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of one year thereafter, Mr. Evans agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. Evans’ termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date. Mr. Evans was also granted options to purchase 600,000 shares of the Company’s common stock at $8.46, the fair market value on the date of grant. The options have a seven year term and vest as follows: 200,000 shares on July 1, 2005; and 16,666.667 shares on the first day of each month beginning August 1, 2005 and ending July 1, 2007. On October 26, 2004, Mr. Evans was granted options to purchase 500,000 shares of the Company’s common stock at $10.01, the fair market value on the date of grant. The options have a seven year term and vest as to all 500,000 shares five years from the date of grant. Vesting accelerates if, at any point during the term of the option, the fair market value of the Company’s common stock is at or above the following incremental thresholds for ninety consecutive trading days; $20.00 - 100,000 shares; $22.50 - 50,000 shares; $25.00 - 75,000 shares; $27.50 - 50,000 shares; $30.00 - 75,000 shares; $32.50 - 75,000 shares; $35.00 - 75,000 shares.

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

In September 2004, two major hurricanes made landfall within 30 miles north of the Company’s North Palm Beach, Florida office facility, resulting in periods of power outages and significant property damage throughout the region. The Company’s contingency and disaster recovery plans were activated which allowed for the continued, uninterrupted operation of Bankrate.com during the recovery periods. Significant damage to the roof of the office building resulted in the loss of certain furniture, fixtures, equipment and leasehold improvements. The majority of the losses were covered by insurance for which the Company filed a claim. As a result, a $241,000 insurance claim receivable was recorded as of December 31, 2004.

On October 4, 2004, Steve Horowitz, was appointed Vice President and Publisher and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Horowitz is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria, and a guaranteed bonus of $50,000 for 2004 and of at least $30,000 for the first quarter of 2005. Under the terms of the employment agreement, Mr. Horowitz agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of one year thereafter, Mr. Horowitz agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. Horowitz’ termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to six month's base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable three months after the termination date; and one-third payable six months from the termination date. Mr. Horowitz was also granted options to purchase 100,000 shares of the Company’s common stock at $10.30, the fair market value on the date of grant. The options have a seven year term and vest as follows: 25,000 shares on October 25, 2005; and 2,083.333 shares on the first day of each month beginning November 1, 2005 and ending October 25, 2008.

On January 22, 2005 and January 25, 2005, we entered into exclusive agreements with LowerMyBills, Inc. and iHomeowners, Inc., respectively. Under the terms of the agreements, we ran graphic advertisements from these companies on our home page, mortgage and refinance channels, calculators, and other areas of the Bankrate Web site on a category exclusive basis, at agreed-upon CPM’s. We also participated in a performance-based revenue sharing opportunity with each of the companies. The agreements with these companies terminated December 31, 2005. On January 1, 2006, the Company entered into a new agreement with LowerMyBills, Inc. under similar terms and that continues until March 31, 2006.

On April 1, 2005, we previewed a redesigned Web site and added two channels. The new Web site included a new user interface and navigation architecture intended to provide a better experience for consumers and advertisers and an enhanced rate search process with the ability to sort and compare mortgage lenders and rates. The redesigned Web site also increased the number of Internet Advertising Bureau (IAB) compliant ad formats, which allowed us greater flexibility and opportunity of advertisers. In connection with the redesigned Web site, we added two new channels: a College Finance editorial channel and a Debt Management (sub-prime/problem credit). On May 2, 2005, we fully launched the redesigned Web site.

On April 20, 2005, we added 174 new local markets. The expanded research offerings increased our market position in terms of the number of local markets covered and financial products researched for the benefit of consumers.

On May 23, 2005, Lynn Varsell, was appointed Vice President-Publisher and entered into an employment agreement with the Company. Under the terms of the employment agreement, Ms. Varsell is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria. Under the terms of the employment agreement, Ms. Varsell agrees to assign to the Company all of her copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of her employment and for a period of six months thereafter, Ms. Varsell agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Ms. Varsell’s termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to six months’ base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable three months after the termination date; and one-third payable six months from the termination date. Ms. Varsell was also granted options to purchase 50,000 shares of the Company’s common stock at $17.13, the fair market value on the date of grant. The options have a seven-year term and vest as follows: 12,500 shares on May 23, 2006; and 1,041.667 shares on the first day of each month beginning April 1, 2006 and ending May 23, 2009.

On May 31, 2005, Daniel P. Hoogterp, was appointed Senior Vice President-Chief Technology Officer and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Hoogterp is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria, and a guaranteed bonus of $50,000 for 2005 that was paid in the first quarter of 2006. Under the terms of the employment agreement, Mr. Hoogterp agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of six months thereafter, Mr. Hoogterp agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. Hoogterp’ termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date. Mr. Hoogterp was also granted options to purchase 80,000 shares of the Company’s common stock at $18.26, the fair market value on the date of grant. The options have a seven-year term and vest as follows: 20,000 shares on May 31, 2006; and 1,666.667 shares on the first day of each month beginning April 1, 2006 and ending May 31, 2009.

On October 1, 2005, we launched a new pay-for-performance pricing structure for our interest rate table (hyperlink) advertising business. The new pricing structure is a cost-per-click (“CPC”) model whereby advertisers will now pay us each time a visitor to our Web site clicks on a rate table listing. Prior to this launch, advertisers paid a flat monthly fee for their hyperlink. Beginning in the quarter ending December 31, 2005, we saw an increase in hyperlink revenue of 35% from the same quarter in 2004.

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

On November 3, 2005, we entered into a Lease (the “lease”) with Gardens Plaza Investors, LLC, for approximately 21,000 square feet of office space on the first and second floors of Golden Bear Plaza, West Tower, 11760 US Highway One, North Palm Beach, Florida. The initial lease term is for 10 years with an option to renew for one additional 5-year term. The lease calls for initial total annual rent of approximately $452,000, includes a 3.5% annual escalation clause, and is contingent on us terminating the existing sublease dated November 18, 2004 on our existing office space. This space will replace our existing office space on the fifth floor of Golden Bear Plaza of approximately 12,400 square feet with total annual rent of approximately $303,000. We paid approximately $67,000 to be held as a refundable security deposit.

On November 30, 2005, we completed the acquisition of Wescoco LLC, a Delaware limited liability company d/b/a “FastFind” (“FastFind”) for $10 million in cash, subject to final Closing Date Net Working Capital adjustments under section 3.03 of the Agreement and Plan of Merger dated November 20, 2005. We paid $7 million in cash to the FastFind members and $3 million was placed in escrow to satisfy certain indemnification obligations of the FastFind members. Results of operations from December 1, 2005 to December 31, 2005 are included in our consolidated financial statements.

On December 1, 2005, we completed the acquisition of Mortgage Market Information Services, Inc., an Illinois corporation, and Interest.com, Inc., an Illinois corporation (“Interest.com” and collectively with Mortgage Market Information Services, Inc., “MMIS”), for $30 million in cash, subject to final Closing Date Equity adjustments under section 3.03 of the Agreement and Plan of Merger dated November 20, 2005.  We paid $26 million on December 8, 2005, $1 million on January 5, 2006, and $3 million was placed in escrow to satisfy certain indemnification obligations of MMIS's shareholder. Results of operations from December 1, 2005 to December 31, 2005 are included in our consolidated financial statements.

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

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Year Ended December 31,
	2005	2004	2003
Statement of Operations Data
Revenue:
Online publishing	88%	87%	86%
Print publishing and licensing	12	13	14
Total revenue	100	100	100
Cost of revenue:
Online publishing	15	14	12
Print publishing and licensing	11	11	11
Total cost of revenue	26	25	23
Gross margin	74	75	77
Operating expenses:
Sales	8	11	14
Marketing	12	16	15
Product development	5	6	6
General and administrative	18	17	16
Legal settlements	—	1	—
Severance charge	—	1	—
Depreciation and amortization	2	2	2
	45	54	53
Income from operations	29	21	24
Other income, net	2	1	1
Gain on insurance proceeds	1	—	—
Income before income taxes	32	22	25
Income tax (expense) benefit	(12)	12	8
Net income	20%	34%	33%

Revenue

	Total Revenue
	Year Ended December 31,
	2005	2004	2003

Online publishing	$43,296,384	$33,942,241	$31,368,392
Print publishing and licensing	5,752,647	5,262,020	5,253,099
	$49,049,031	$39,204,261	$36,621,491

Online Publishing Revenue

We sell graphical advertisements on our Web site (including co-branded sites) consisting of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the cost per thousand impressions, or CPM, the advertiser receives. The amount of advertising we sell is a function of (1) the number of visitors to our Web site, (2) the number of ad pages we serve to those visitors, (3) the number of advertisements per page, and (4) the capacity of our sales force. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions to be delivered at the contractual price, or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned income on the balance sheet and is recognized later when the under-delivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. Additionally, we generate revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to our Web site transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser, subject to our verification. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We also sell hyperlinks (interest rate table listings) to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned. We also sell text links on our rate pages to advertisers on a CPC basis. Advertisers enter an auction bidding process on a third-party Web site for placement of their text link based on the amount they are willing to pay for each click though to their Web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process. On October 1, 2005, we launched a new pay-for-performance pricing structure for our interest rate table (hyperlink) advertising business. The new pricing structure is a CPC model whereby advertisers will now pay us each time a visitor to our Web site clicks on a rate table listing. Prior to this launch, advertisers paid a flat monthly fee for their hyperlink.

Online publishing revenue also includes barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. We follow the accounting literature provided by EITF 99-17, Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on our Web site. Barter expense is recognized when our advertisements are run on the other companies’ Web sites, which is typically in the same period barter revenue is recognized. If the advertising impressions are received from the customer prior to our delivering the advertising impressions, a liability is recorded. If we deliver advertising impressions to the other companies’ Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at December 31, 2005 and 2004. Barter revenue was approximately $2,254,000, $3,088,000 and $3,164,000 and represented approximately 5%, 8% and 9% of total revenue, respectively, for the years ended December 31, 2005, 2004 and 2003. Barter revenue was intentionally reduced as was down $834,000, or 27% from 2004, as we focus more on monetizing our available views through paid advertising. Beginning January 1, 2006, we will no longer have barter advertising on our Web site.

	Online Publishing Revenue
	Year Ended December 31,
	2005		2004		2003
		YTY		YTY
		Change		Change
Graphic advertisements	$25,177,728	54%	$16,368,024	13%	$14,436,287
Hyperlinks	15,864,968	10%	14,486,226	5%	13,768,359
Online publishing revenue, excluding barter	41,042,696	33%	30,854,250	9%	28,204,646
Barter	2,253,688	-27%	3,087,991	-2%	3,163,746
	$43,296,384	28%	$33,942,241	8%	$31,368,392

Online publishing revenue was $43,296,000, $33,942,000 and $31,368,000 in 2005, 2004 and 2003, respectively, representing annual growth rates of 28% and 8% for 2005 and 2004, respectively. Excluding barter revenue, online publishing revenue was $41,043,000, $30,854,000 and $28,205,000 in 2005, 2004 and 2003, respectively, representing annual growth rates of 33% and 9% for 2005 and 2004, respectively.

Graphic advertisement sales were $8,810,000, or 54%, higher in 2005 due to higher CPMs and an increase in page views of 37.1 million, or 9%, compared to 2004. We also sold 48.3 million, or 3%, more ads during 2005 compared to 2004. During 2005, graphic advertisements were purchased by an average of 48 monthly graphic advertisers compared to 73 in 2004.

Graphic advertisement sales were $1,932,000, or 13%, higher in 2004 due to higher CPMs, offsetting an 11.6 million, or 3%, decline in page views compared to 2003. We also sold 130.1 million, or 10%, more ads during 2004 compared to 2003. During 2004, graphic advertisements were purchased by an average of 73 graphic advertisers monthly compared to 63 in 2003.

During 2004, we sold graphic advertisements to seven mortgage lead aggregators that generated approximately 50% of our graphic advertising revenue while using approximately 60% of our available inventory. In January 2005, we entered into exclusive agreements with LowerMyBills, Inc. and iHomeowners, Inc, respectively. Under the terms of the agreements, we ran graphic advertisements from these companies on our home page, mortgage and refinance channels, calculators, and other areas of our Web site on a category exclusive basis, at agreed-upon CPMs. We also participated in a performance-based revenue sharing opportunity with each of these companies. The agreements with these companies terminated on December 31, 2005. On January 1, 2006, we entered into a new agreement with LowerMyBills, Inc. under similar terms and continues until March 31, 2006.

Hyperlink sales were $1,379,000, or 10%, higher in 2005 than in 2004 due to higher pricing during the first nine months 2005 and a conversion to a new pay-for-performance pricing structure during the last three months of 2005 even though the average number of monthly advertisers dropped by approximately 130 during 2005. During 2005, there were an average of approximately 355 advertisers each month compared to 485 during 2004. The new CPC pricing structure does not rely on the quantity of advertisers as it did with the flat-fee based model but rather on page view traffic.

Hyperlink sales were $718,000, or 5%, higher in 2004 than in 2003 due to higher pricing even though the average number of monthly advertisers dropped by approximately 100 during 2004. During 2004, there were approximately 485 advertisers on average each month compared to 585 during 2003.

A majority of our advertising customers purchase advertising under short-term contracts. Customers have the ability to stop, and have on occasion stopped, advertising on relatively short notice. Online publishing revenue would be adversely impacted if we experienced contract terminations, or if we were not able to renew contracts with existing customers or obtain new customers. The market for Internet advertising is intensely competitive and has, in the past, experienced significant downturns in demand that could impact advertising rates. Future revenue could be adversely affected if we were forced to reduce our advertising rates or if we were to experience lower CPMs.

Historically, in terms of page views, we have typically experienced a slowdown in traffic during our fourth quarter. During 2002, certain traffic initiatives and expanded commitments from our distribution partners, as well as the activity in mortgage lending caused increases in traffic inconsistent with our historical trends that continued through the third quarter of 2004. As brand awareness continues to strengthen for Bankrate.com, we believe our quarterly page views will become more consistent with a possible decline in the fourth quarter due to the holiday season.

	Page Views
	(Millions)
	2005	2004	2003	2002	2001
Q1	111.0	117.2	106.7	58.4	70.5
Q2	113.8	92.6	121.8	48.0	52.2
Q3	107.8	92.0	100.3	82.1	47.3
Q4	97.6	91.3	75.8	79.3	66.5

Year	430.2	393.1	404.6	267.8	236.5

Print Publishing and Licensing Revenue

Print publishing and licensing revenue represents advertising revenue from the sale of advertising in the Mortgage Guide (formerly called Consumer Mortgage Guide) rate tables, newsletter subscriptions, and licensing of research information. We charge a commission for placement of the Mortgage Guide in a print publication. Advertising revenue and commission income is recognized when the Mortgage Guide runs in the publication. Revenue from our newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period.

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

	Print Publishing & Licensing Revenue
	Year Ended December 31,
	2005		2004		2003
		YTY		YTY
		Change		Change
Mortgage Guide	$4,882,574	11%	$4,405,629	0%	$4,402,741
Editorial	870,073	2%	856,391	1%	850,358
	$5,752,647	9%	$5,262,020	0%	$5,253,099

Print publishing and licensing revenue for the year ended December 31, 2005 increased $491,000, or 9%, from 2004. We ended 2005 with 163 Mortgage Guide contracts, an increase of 135 from 2004, 107 of the contracts were the direct result of the acquisition of MMIS. Editorial sales were up 2% over 2004 reflecting the newspapers’ continuing efforts to cut costs and reduce their editorial advertising content spending.

Print publishing and licensing revenue for the year ended December 31, 2004 was essentially unchanged from the prior year. We ended 2004 with 28 Mortgage Guide contracts, the same as in 2003, continuing the lower post-refinance consumer demand. Editorial sales were up 1% over 2003 reflecting the newspapers continuing efforts to cut costs and reduce their editorial advertising content spending.

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

	Online Publishing Gross Margin
	Year Ended December 31,
	2005	2004	2003
Online publishing revenue, excluding barter	$41,042,696	$30,854,250	$28,204,646
Cost of online publishing revenue	7,389,089	5,534,456	4,514,023
Gross margin	$33,653,607	$25,319,794	$23,690,623
	82%	82%	84%

Online publishing costs increased $1,855,000, or 34%, over 2004. The increase in direct costs was due primarily to higher revenue sharing payments ($988,000, or 43%) to our distribution partners reflecting higher associated revenue and traffic; and higher human resource costs ($637,000, or 48%) due to the addition of seven full-time equivalent employees during 2005 and merit increases.

Online publishing costs increased $1,020,000, or 23%, over 2003. The increase in direct costs was due primarily to higher revenue sharing payments ($880,000, or 62%) to our distribution partners reflecting higher associated revenue and traffic; and higher human resource costs ($255,000, or 12%) due to the addition of four full-time equivalent employees during 2004 and merit increases.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses directly associated with print publishing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs vary proportionately with the related revenue and increased $987,000, or 23%, in 2005 compared to 2004 and $315,000, or 8%, in 2004 compared to 2003. Revenue sharing payments were $578,000, or 16%, higher and $154,000, or 4% higher, in 2005 and 2004, respectively.

	Print Publishing & Licensing Gross Margin
	Year Ended December 31,
	2005	2004	2003
Print publishing & licensing revenue	$5,752,647	$5,262,020	$5,253,099
Cost of print publishing & licensing revenue	5,346,017	4,359,444	4,043,970
Gross margin	$406,630	$902,576	$1,209,129
	7%	17%	23%

Other Expenses

Sales

Sales expenses represent direct selling expenses of the advertising sales team, principally for online advertising, and include compensation and benefits for sales personnel, sales commissions, and allocated overhead. Sales expenses for the year ended December 31, 2005 decreased $503,000, or 12%, from 2004 due to $258,000, or 19%, as a result of lower sales commissions following our restructuring of the online sales compensation plans and $185,000, or 9%, as a result of lower human resource costs due to the restructuring of the advertising sales team. Sales expenses for the year ended December 31, 2004 decreased $853,000, or 17%, from 2003 due to lower sales commissions ($1,013,000, or 42%) resulting from lower online revenue growth in 2004, and modifications to the sales compensation plans offset by higher salaries and recruiting costs.

Marketing

	Marketing Expenses
	Year Ended December 31,
	2005		2004		2003
		YTY		YTY
		Change		Change
Keyword and other marketing costs	$3,669,276	12%	$3,269,433	40%	$2,332,064
Barter	2,253,688	-27%	3,087,991	-2%	3,163,746
	$5,922,964	-7%	$6,357,424	16%	$5,495,810

Marketing expenses represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs. Marketing expenses also include barter expense, which represents the cost of our advertisements that are run on other companies’ Web sites in our barter transactions. Barter expense was $2,254,000, $3,088,000 and $3,164,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Excluding barter expense, marketing expenses would have been $3,669,000, $3,269,000 and $2,332,000 for the years ended December 31, 2005, 2004 and 2003, respectively. For all years presented, marketing expenses increased due primarily to key word (pay-per-performance) campaigns on Internet search engines as traffic acquisition becomes more competitive. We anticipate having to spend at comparable levels in the foreseeable future except for barter expenses, which we have eliminated beginning January 1, 2006.

Product Development

Product development expenses represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming and other technology costs. Product development expense for 2005 of $2,457,000 were $51,000, or 2%, higher than the $2,406,000 in 2004. Product development expenses for 2004 were $135,000, or 6%, higher than the $2,271,000 in 2003 primarily due to the expenses associated with the design and development of new products and higher human resources costs.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. As a percentage of total revenue excluding barter, general and administrative expenses were 19%, 18% and 17% in 2005, 2004 and 2003, respectively.

For the year ended December 31, 2005, general and administrative expenses were $2,368,000, or 36%, higher than the same period in 2004 due primarily to the following: $809,000 higher consulting and outside professional service fees, $105,000 higher rent costs and $1,704,000 higher incentive plan accruals based on measurements to plan. These increases were offset by a decrease of $208,000 in consulting fees.

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

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. As of December 31, 2005, our allowance increased as the customer base associated with the acquisitions made during 2005 are different than our traditional customers. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses.

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

Depreciation and Amortization

Depreciation and amortization represents the cost of capital asset acquisitions spread over their expected useful lives. These expenses are spread over three to seven years and are calculated on a straight-line basis. During 2005, we purchased approximately $244,000 of depreciable assets and depreciation and amortization increased $153,000, or 21%, over 2004, of which, $122,000 relatd to the amortization expense incurred from the acquisitions. During 2004, we purchased approximately $1,065,000 of depreciable assets, primarily in the third and fourth quarters, and depreciation and amortization increased $62,000, or 9%, over 2003.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income on invested cash and cash equivalents and a gain from insurance proceeds. Other income (expense), net for the year ended December 31, 2005 was $743,000, or 181%, higher than the comparable amount in 2004, due to higher cash balances and a gain on insurance proceeds. Other income (expense), net for the year December 31, 2004 was $167,000, or 69%, higher than the comparable amount in 2003 due to higher cash balances and a non-refundable cash advance, net of commissions, of $42,000 from a book authored by the Company’s Chief Operating Officer.

Income Taxes

Our effective rate differs from the statutory federal income tax rate, in 2005 primarily due to state income taxes and in 2004 and 2003, primarily as a result of the changes in the valuation allowance on deferred tax assets.

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

During the quarters ended March 31, June 30, and Sept 30, 2004, we continued to evaluate the need for a valuation allowance against the deferred tax asset. We completed our business planning process during the fourth quarter of 2004, which included the following strategic initiatives for 2005: the enhancement of our quality control process and procedures; the re-design of our Web site; the execution of exclusive advertising contracts with two mortgage lead aggregators; broadening the breadth and depth of our products and services; a reorganization of our advertising sales force; and the migration to a cost-per-click revenue model on our rate tables. Considering these strategic initiatives and their impact on future earnings potential, we concluded that it is more likely than not that we will generate sufficient taxable income in future periods to realize the entire deferred tax asset. At December 31, 2004, we reversed the remaining $9,400,000 valuation allowance, resulting in an income tax benefit of $4,800,000 and a net deferred tax asset of $11,400,000. The realization of the $11,400,000 deferred tax asset depends on our ability to continue to generate taxable income in the future. If we determine that we will not be able to realize all or a portion of the deferred tax asset in the future, an adjustment to the deferred tax asset will be charged against earnings in the period such determination is made. Approximately $1,200,000 million of the valuation allowance was attributable to the tax benefit of stock options exercised in a prior year. The income tax benefit relating to stock options exercised during 2004 was approximately $2,000,000, for a total 2004 benefit of approximately $3,200,000 which was allocated to stockholders’ equity.

At December 31, 2005, we had net operating loss carryforwards for Federal income tax purposes of approximately $13,997,000, which expire beginning in 2012 through 2021. The amount of net operating loss carryforwards may also be limited if the Company has an ownership change.

Related Party Transactions

We formerly leased office space in North Palm Beach, Florida from Bombay Holdings, Inc., which is wholly-owned by Peter C. Morse, a director and 32% stockholder. Total rent paid to Bombay for the years ended December 31, 2004 and 2003 was approximately $244,000 and $305,000, respectively. That lease was terminated effective December 31, 2004.

During 2004 and 2003, we paid an outside director consulting fees of approximately $17,000 and $50,000, respectively. There were no such fees in 2005 as the consulting arrangement was terminated in 2004.

Goodwill and Other Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. We have determined that we have two reporting units, online publishing and print publishing and licensing, under SFAS No. 142 as these are the components of the business for which discrete financial information is available and for which segment management regularly reviews the operating results.

The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, accordingly, the enterprise must perform step two of the impairment test (measurement).

We will perform an annual impairment review of goodwill for both reporting units on during the fourth quarter of each year.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Quarterly Results of Operations

The following table presents certain unaudited quarterly statement of operations data for each of the last 8 quarters through the year ended December 31, 2005. The information has been derived from our unaudited condensed consolidated financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in this Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

(In thousands, except share and per share data)	(A)	Year Ended December 31, 2005			Year Ended December 31, 2004
Revenue:	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Online publishing	$11,611	$11,214	$11,204	$9,267	$8,107	$8,158	$8,694	$8,982
Print publishing and licensing	2,279	1,158	1,161	1,155	1,243	1,311	1,417	1,292
Total revenue	13,890	12,372	12,365	10,422	9,350	9,469	10,111	10,274
Cost of revenue:
Online publishing	2,024	1,902	1,823	1,640	1,353	1,337	1,424	1,420
Print publishing and licensing	2,051	1,117	1,075	1,103	1,051	1,089	1,177	1,042
Total cost of revenue	4,075	3,019	2,898	2,743	2,404	2,426	2,601	2,462
Gross margin	9,815	9,353	9,467	7,679	6,946	7,043	7,510	7,812
Operating expenses:
Sales	926	944	971	842	897	915	1,071	1,303
Marketing	1,313	1,377	1,713	1,520	1,445	1,358	1,805	1,750
Product development	745	697	511	504	582	600	618	606
General and administrative	2,738	2,161	2,222	1,914	1,773	1,678	1,530	1,687
Legal settlements	—	—	—	—	120	390	—	—
Severance charge	—	—	—	—	—	—	260	—
Depreciation and amortization	317	181	208	189	190	187	193	172
	6,039	5,360	5,625	4,969	5,007	5,128	5,477	5,518
Income from operations	3,776	3,993	3,842	2,710	1,939	1,915	2,033	2,294
Other income, net	277	302	212	362	118	138	77	77
Income before income taxes	4,053	4,295	4,054	3,072	2,057	2,053	2,110	2,371
Income tax (expense) benefit	(1,461)	(1,632)	(1,540)	(1,167)	4,766	—	—	—
Net income	$2,592	$2,663	$2,514	$1,905	$6,823	$2,053	$2,110	$2,371
Basic and diluted net income per share:
Net income-
Basic	$0.16	$0.17	$0.16	$0.12	$0.43	$0.13	$0.14	$0.16
Diluted	$0.15	$0.16	$0.15	$0.12	$0.42	$0.13	$0.13	$0.15
Weighted average common shares outstanding:
Basic	15,829,601	15,815,057	15,804,045	15,787,264	15,732,686	15,506,719	15,310,318	15,198,675
Diluted	17,262,632	17,109,385	16,590,763	16,561,802	16,288,812	15,869,708	16,084,565	15,958,487

(A) Includes the acquired operations of Wescoco LLC, and Mortgage Market Information Services, Inc. and Interest.com as of and for the period from December 1, 2005 to December 31, 2005.

Liquidity and Capital Resources

Our principal source of liquidity is the cash generated by our operations. As of December 31, 2005, we had working capital of $9,809,000, and our primary commitments were approximately $3,028,000 in operating lease payments over the next five years, and capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $9,136,000 through December 31, 2006. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or off-balance sheet arrangements.

Contractual Obligations

The following table represents the amounts of payments due under the specified types of contractual obligations, as of December 31, 2005:

	Payments Due
		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations (1)	—	—	—	—	—
Operating lease obligations (1)	6,084,488	793,364	1,220,923	1,013,929	3,056,272
Purchase obligations (2)	681,942	523,142	158,800	—	—
Other long-term obligations	—	—	—	—	—
	$6,766,430	$1,316,506	$1,379,723	$1,013,929	$3,056,272

(1) Includes our obligations under existing operating leases. See Note 7 to our financial statements in Item 8. for further details related to our lease obligations.

(2) Represents base contract amounts for Internet hosting, co-location content distribution and other infrastructure costs.

During the year ended December 31, 2005, we generated $14,549,000 of net cash from operating activities. Our net income of $9,674,000 was adjusted for depreciation and amortization of $895,000; and bad debt expense of $200,000; the tax benefit of incentive stock options exercised during 2005 of $446,000, and a deferred tax benefit of $4,932,000, and a net negative change in the components of operating assets and liabilities of $1,599,000. Of this negative change, $3,337,000 resulted from an increase in accounts receivable and $1,822,000 resulted from an increase in accrued expenses. Exclusive of the acquisitions of FastFind and MMIS/Interest.com, accounts receivable balances were higher at December 31, 2005 as a result of higher sales levels. Our average monthly collections on accounts were $3,604,000, or 57%, of the average monthly account balances, down on a percentage basis from 63% in 2004. Our accounts receivable turnover declined and days sales outstanding increased to 7.13 and 51, respectively, compared to 7.86 and 46, respectively, in 2004. Exclusive of the acquisitions, the decrease in other assets was primarily due to a decrease in our insurance claim receivable from damages sustained during Hurricane Wilma in October 2005 compared to the two hurricanes in September 2004. During 2005, net cash of $39,203,000 was used for investing activities, of which $38,970,000 was related to our two acquisitions and related costs and $244,000 was to purchase equipment and other fixed assets. Net cash provided by financing activities consisted of the proceeds from 77,066 stock options exercised at strike prices between $0.85 and $13.00.

During the year ended December 31, 2004, we generated $7,044,000 of net cash from operating activities. Our net income of $13,356,000 was adjusted for depreciation and amortization of $743,000 and bad debt expense of $555,000; the tax benefit of incentive stock options exercised during 2004 of $3,170,000, and a deferred tax benefit of $8,007,000, both resulting from reversing the remaining allowance against deferred tax assets as of December 31, 2004 (see Note 5 to the financial statements in Item 8.); and a net negative change in the components of operating assets and liabilities of $2,774,000. Of this negative change, $1,867,000 resulted from an increase in accounts receivable and $521,000 resulted from an increase in other assets. Accounts receivable balances were higher at December 31, 2004 supporting higher sales levels, and the slow-down of refinance activity during 2004 that negatively impacted certain customers. We also had more sales to larger customers purchasing advertising through agencies during 2004. These accounts tend to run higher balances and take somewhat longer to collect. Our average collections on accounts were $2,889,000, or 63%, of the average monthly account balances, down on a percentage basis from 81% in 2003. Our accounts receivable turnover declined slightly and days sales outstanding increased slightly to 7.86 and 46, respectively, compared to 9.82 and 37, respectively, in 2003. The increase in other assets was primarily due to an increase in prepaid expenses related to the purchase of software licenses and maintenance agreements, and an insurance claim receivable from damages sustained during the two hurricanes in September 2004. During 2004, net cash of $1,066,000 was used to purchase equipment and other fixed assets. Net cash provided by financing activities consisted primarily of the proceeds from 666,440 stock options exercised at strike prices between $0.85 and $13.00.

Off Balance Sheet Arrangements and Contractual Obligations

We have not entered into any transactions, agreements or other contractual arrangements to which an entity unconsolidated with us is a party.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued  SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the measurement of all share-based payments to directors and employees, including stock option grants, using a fair value-based method and the recording of such expense in our consolidated statements of operations. In April 2005, The SEC announced that the accounting provisions of SFAS No. 123R are to be applied in the first quarter of the fiscal year beginning after June 15, 2005. As a result, we are now required to adopt SFAS No. 123R in the first quarter of 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See Note 2 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts as if we had used a fair value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. We expect the adoption to significantly reduce earnings per share by approximately $0.25-$0.30.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Therefore, the Company adopted this Statement effective January 1, 2006. The adoption of SFAS No. 153 did not have an impact on the Company’s consolidated results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of December 31, 2005, all of our cash equivalents mature in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bankrate, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Bankrate, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bankrate, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bankrate, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Bankrate, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Bankrate, Inc. acquired Wescoco LLC, d/b/a FastFind and Mortgage Market Information Services, Inc. and Interest.com on November 30, 2005 and December 1, 2005, respectively, and management excluded from its assessment of the effectiveness of Bankrate, Inc.’s internal control over financial reporting as of December 31, 2005, Wescoco LLC’s and Mortgage Market Information Services, Inc. and Interest.com’s internal control over financial reporting associated with total assets of $10,577,000 and $32,696,000 and total revenues of $166,000 and $1,271,000, respectively, included in the consolidated financial statements of Bankrate, Inc. and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of Bankrate, Inc. also excluded an evaluation of the internal control over financial reporting of Wescoco LLC, d/b/a FastFind and Mortgage Market Information Services, Inc. and Interest.com.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bankrate, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Fort Lauderdale, Florida
March 15, 2006
Certified Public Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bankrate, Inc.:

We have audited the accompanying consolidated balance sheets of Bankrate, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bankrate, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bankrate, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/KPMG LLP

Fort Lauderdale, Florida
March 15, 2006
Certified Public Accountants

Bankrate, Inc.
Consolidated Balance Sheets

	December 31,
	2005	2004
Assets

Cash and cash equivalents	$3,479,609	$27,735,267
Accounts receivable, net of allowance for doubtful accounts of approximately $1,630,000 and $400,000 at December 31, 2005 and 2004, respectively	8,838,879	4,343,747
Deferred income taxes, current portion	6,445,636	4,359,058
Insurance claim receivable	85,575	241,015
Prepaid expenses and other current assets	481,677	369,572
Total current assets	19,331,376	37,048,659

Furniture, fixtures and equipment, net	1,063,307	1,275,605
Deferred income taxes	28,769	7,047,521
Intangible assets, net	11,652,161	205,656
Goodwill	30,035,399	—
Other assets	442,211	429,079

Total assets	$62,553,223	$46,006,520

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$3,215,645	$1,386,164
Accrued expenses	5,093,187	1,749,058
Deferred revenue	414,136	192,357
Other current liabilities	799,170	93,352
Total current liabilities	9,522,138	3,420,931

Other liabilities	178,133	251,391

Total liabilities	9,700,271	3,672,322

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share -- 100,000,000 shares authorized; 15,857,877 and 15,780,811 shares issued and outstanding at December 31, 2005 and 2004, respectively	158,579	157,808
Additional paid in capital	70,981,544	70,137,462
Accumulated deficit	(18,287,171)	(27,961,072)
Total stockholders' equity	52,852,952	42,334,198

Total liabilities and stockholders' equity	$62,553,223	$46,006,520

See accompanying notes to consolidated financial statements.

Bankrate, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
Revenue:	2005	2004	2003
Online publishing	$43,296,384	$33,942,241	$31,368,392
Print publishing and licensing	5,752,647	5,262,020	5,253,099
Total revenue	49,049,031	39,204,261	36,621,491
Cost of revenue:
Online publishing	7,389,089	5,534,456	4,514,023
Print publishing and licensing	5,346,017	4,359,444	4,043,970
Total cost of revenue	12,735,106	9,893,900	8,557,993

Gross margin	36,313,925	29,310,361	28,063,498

Operating expenses:
Sales	3,683,482	4,186,799	5,039,892
Marketing	5,922,964	6,357,424	5,495,810
Product development	2,456,628	2,405,676	2,271,124
General and administrative	9,034,964	6,667,448	5,813,297
Legal settlements	—	510,000	—
Severance charge	—	260,000	—
Depreciation and amortization	895,369	742,659	680,826
	21,993,407	21,130,006	19,300,949
Income from operations	14,320,518	8,180,355	8,762,549

Other income, net	932,831	410,107	242,759
Gain on insurance proceeds	220,705	—	—
Income before income taxes	15,474,054	8,590,462	9,005,308

Income tax (expense) benefit	(5,800,153)	4,765,660	3,100,000

Net income	$9,673,901	$13,356,122	$12,105,308

Basic and diluted earnings per share:
Basic	$0.61	$0.87	$0.84
Diluted	$0.57	$0.84	$0.79
Weighted average common shares outstanding:
Basic	15,809,259	15,438,097	14,473,151
Diluted	16,922,218	15,975,382	15,299,734

See accompanying notes to consolidated financial statements.

Bankrate, Inc.
Consolidated Statements of Stockholders' Equity

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2002	13,998,168	139,982	63,932,578	(53,422,502)	10,650,058

Stock options exercised	1,116,203	11,162	2,158,436	—	2,169,598

Net income for the period	—	—	—	12,105,308	12,105,308

Balances, December 31, 2003	15,114,371	151,144	66,091,014	(41,317,194)	24,924,964

Stock options exercised	666,440	6,664	875,949	—	882,613

Tax benefit-stock options	—	—	3,170,499	—	3,170,499

Net income for the period	—	—	—	13,356,122	13,356,122

Balances, December 31, 2004	15,780,811	157,808	70,137,462	(27,961,072)	42,334,198

Stock options exercised	77,066	771	398,266	—	399,037

Tax benefit-stock options	—	—	445,816	—	445,816

Net income for the period	—	—	—	9,673,901	9,673,901

Balances, December 31, 2005	15,857,877	$158,579	$70,981,544	$(18,287,171)	$52,852,952

See accompanying notes to consolidated financial statements.

Bankrate, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$9,673,901	$13,356,122	$12,105,308
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	895,369	742,659	680,826
Provision for doubtful accounts receivables	199,883	554,935	110,771
Tax benefit-stock options	445,816	3,170,499	—
Deferred income taxes	4,932,174	(8,006,579)	(3,400,000)
Changes in operating assets and liabilities, net of effects from business acquisitions
Increase in Accounts receivable	(3,336,795)	(1,866,800)	(764,118)
Decrease (increase) in Prepaid expenses and other assets	125,498	(521,161)	(137,170)
(Decrease) increase in Accounts payable	(394,337)	158,701	418,395
Increase (decrease) in Accrued expenses	1,821,796	(477,847)	(864,112)
(Decrease) increase in Other liabilities	(37,213)	(78,082)	37,962
Increase (decrease) in Deferred revenue	221,779	11,247	(73,971)
Net cash provided by operating activities	14,547,871	7,043,694	8,113,891
Cash flows from investing activities:
Purchases of equipment	(244,434)	(1,065,522)	(408,314)
Cash used in business acquisitions, net of cash acquired	(38,970,481)	—	—
Proceeds from sale of assets	12,349	—	—
Net cash used in investing activities	(39,202,566)	(1,065,522)	(408,314)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(1,254)
Proceeds from exercise of stock options	399,037	882,613	2,169,598
Net cash provided by financing activities	399,037	882,613	2,168,344
Net (decrease) increase in cash and cash equivalents	(24,255,658)	6,860,785	9,873,921
Cash and equivalents, beginning of period	27,735,267	20,874,482	11,000,561
Cash and equivalents, end of period	$3,479,609	$27,735,267	$20,874,482

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$323

Cash paid during the period for income taxes	$33,870	$128,500	$283,000

See accompanying notes to consolidated financial statements.

BANKRATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Bankrate, Inc. and subsidiaries (the "Company") owns and operates an Internet-based consumer banking marketplace. The Company’s flagship Web site, Bankrate.com, is the Web’s leading aggregator of information on more than 300 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company is organized under the laws of the state of Florida.

On November 30, 2005, the Company completed the acquisition of Wescoco LLC, a Delaware limited liability company d/b/a “FastFind” (“FastFind”) for $10 million in cash, subject to final Closing Date Net Working Capital adjustments under section 3.03 of the Agreement and Plan of Merger dated November 20, 2005. The Company paid $7 million in cash to the FastFind members and $3 million was placed in escrow to satisfy certain indemnification obligations of the FastFind members. Results of FastFind’s operations from December 1, 2005 to December 31, 2005 are included in the consolidated financial statements of the Company.

On December 1, 2005, the Company completed the acquisition of Mortgage Market Information Services, Inc., an Illinois corporation, and Interest.com, Inc., an Illinois corporation (“Interest.com” and collectively with Mortgage Market Information Services, Inc., “MMIS”), for $30 million in cash, subject to final Closing Date Equity adjustments under section 3.03 of the Agreement and Plan of Merger dated November 20, 2005.  The Company paid $26 million on December 8, 2005, $1 million on January 5, 2006, and $3 million was placed in escrow to satisfy certain indemnification obligations of MMIS's shareholder. Results of MMIS’s operations from December 1, 2005 to December 31, 2005 are included in the consolidated financial statements of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Bankrate, Inc. and it's wholly-owned subsidies, Wescoco LLC, Mortgage Market Information Services, Inc., and Interest.com. All intercompany accounts and transactions have been eliminated. See Note 9.

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

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements.

Intangible Assets

Intangible assets consist primarily of trademarks and URLs, software licenses, customer relationships, developed technologies and non-compete agreements. Intangible assets are being amortized over their estimated useful lives on a straight-line basis. The asset categories and their estimated useful lives are as follows:

Years
Trademarks and URLs	5-20
Software licenses	2-3
Customer relationships	7-14
Developed technologies	5
Non-compete agreement	3

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

Goodwill

 SFAS No. 142, Goodwill and Other Intangible Assets, requires us to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. We have determined that we have two reporting units, online publishing and print publishing and licensing, under SFAS No. 142 as these are the components of the business for which discrete financial information is available and for which segment management regularly reviews the operating results.

The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, accordingly, the enterprise must perform step two of the impairment test (measurement).

We will perform an annual impairment review of goodwill for both reporting units on during the fourth quarter of each year.  We did not recognize any goodwill or intangible asset impairment charges in fiscal 2005, 2004 or 2003.

The Company anticipates that all of the goodwill recorded in 2005 will be deductible for Federal income tax purposes.

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

The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2005	2004	2003
Net income	$9,673,901	$13,356,122	$12,105,308

Weighted average common shares outstandings	15,809,259	15,438,097	14,473,151
Additional dilutive shares related to stock options	1,112,959	537,284	826,583
Total weighted average common shares and equivalents
outstanding for diluted earnings per share calculation	16,922,218	15,975,382	15,299,734
Basic and diluted earnings per share:
Basic	$0.61	$0.87	$0.84
Diluted	$0.57	$0.84	$0.79

Stock options outstanding that could potentially dilute basic earnings per share in the future (but were not included in diluted earnings per share because their effect on periods presented was antidilutive) totaled 227,500, 389,775, and 80,775 at December 31, 2005, 2004 and 2003, respectively.

On January 3, 2006, the Company granted options to purchase a total of 50,000 shares of common stock (10,000 each) to the independent outside directors of its Board of Directors. On February 7, 2006, the Company granted options to purchase a total of 221,000 shares of common stock to certain executive officers and employees.

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

Pro Forma Disclosures Under SFAS No. 148

The following table provides the fair value of the options granted during the three-year period ended December 31, 2005 using the Black-Scholes pricing model together with a description of the assumptions used to calculate the fair value:

	Year Ended December 31,
	2005	2004	2003
Weighted average fair value	$22.39	$7.70	$2.95
Expected volatility	116%	100%	100%
Risk free rate	3.5%	3.7%	3.0%
Expected lives	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%

The Company applies APB Opinion No. 25 in accounting for its stock-based compensation. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the net income and earnings per share would have been reported at the pro forma amounts indicated below.

	Year Ended December 31,
	2005	2004	2003
Net income:
As reported	$9,673,901	$13,356,122	$12,105,308
Less total stock-based employee compensation
determined under fair value-based method for all
awards, net of related tax effect	(3,336,648)	(2,206,033)	(420,996)
Pro forma	$6,337,253	$11,150,090	$11,684,312
Basic and diluted earnings per common share as reported:
Basic	$0.61	$0.87	$0.84
Diluted	0.57	0.84	0.79
Basic and diluted earnings per common share pro forma:
Basic	0.40	0.72	0.81
Diluted	0.39	0.72	0.81
Weighted average common shares outstanding-reported:
Basic	15,809,259	15,438,097	14,473,151
Diluted	16,922,218	15,975,382	15,299,734
Weighted average common shares outstanding-pro forma:
Basic	15,809,259	15,438,097	14,473,151
Diluted	16,399,822	15,438,097	14,473,151

Deferred Compensation Plan

During 2002, the Company established a non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation liability (other non-current liabilities) was $178,133 and $251,391 at December 31, 2005 and 2004, respectively. The Company has established a grantor trust (Rabbi Trust) to provide funding for benefits payable under its non-qualified deferred compensation plan. The assets held in the trust at December 31, 2005 and 2004 amounted to $178,133 and $251,391, respectively. The Rabbi Trust’s assets consist of short-term cash investments and a managed portfolio of equity securities. These assets are included in other assets in the accompanying balance sheets.

Fair Value of Financial Instruments

The Company does not currently use derivative financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

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

Online publishing-

The Company sells graphical advertisements on its Web site (including co-branded sites) consisting of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the cost per thousand impressions, or CPM, the advertiser receives. The amount of advertising the Company sells is a function of (1) the number of visitors to our Web site, (2) the number of ad pages we serve to those visitors, (3) the number of advertisements per page, and (4) the capacity of the Company’s sales force. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions to be delivered at the contractual price, or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned income on the balance sheet and is recognized later when the under-delivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. The Company also generates revenue on a lead generation basis when a visitor completes an application and the application is sold to an advertiser. Revenue is recognized monthly based on the number of applications sold. Additionally, the Company generates revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to its Web site transacts with one of its advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser. The Company is also involved in revenue sharing arrangements with its online partners where the consumer uses co-branded sites hosted by the Company. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue pursuant to the provisions of Emerging Issues Task Force (“EITF”) 99-19, Recording Revenue Gross as a Principal versus Net as an Agent. The Company also sells hyperlinks (interest rate table listings) to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned. These hyperlinks were converted to a cost-per-click (“CPC”) pricing model on October 1, 2005. Under this arrangement, advertisers pay the Company a specific, pre-determined cost each time a consumer clicks on that advertiser’s hyperlink or phone icon. The Company also sells text links on its rate pages to advertisers on CPC basis. Advertisers enter an auction bidding process on a third party Web site for placement of their text link based on the amount they are willing to pay for each click through to their Web site. The Company recognizes revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process.

Online publishing revenue includes barter revenue, which represents the exchange by the Company of advertising space on the Company’s Web site for reciprocal advertising space on other Web sites. Barter revenues and expenses are recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. The Company follows the accounting literature provided by the EITF 99-17, Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company’s Web site. Barter expense is recognized when the Company’s advertisements are run on the other companies’ Web sites, which is typically in the same period in which barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering its advertising impressions, a liability is recorded. If the Company delivers its advertising impressions to the customer’s Web site prior to receiving the advertising impressions, a prepaid expense is recorded. No prepaid expense or liability was recorded at December 31, 2005 and 2004. Barter revenue was approximately $2,254,000, $3,088,000 and $3,164,000 and represented approximately 5%, 8% and 9% of total revenue, respectively, for the years ended December 31, 2005, 2004 and 2003.

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

Marketing Expenses

Marketing expenses include advertising costs that are charged to expense as incurred, and barter expense that represents the cost the Company’s advertisements that are run on other companies’ Web sites in barter transactions. Advertising costs were approximately $3,669,000, $3,269,000 and $2,332,000, respectively, for the years ended December 31, 2005, 2004 and 2003. Barter expense of approximately $2,254,000, $3,088,000 and $3,164,000 was recorded for the years ended December 31, 2005, 2004 and 2003, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments, which requires the measurement of all employee share-based payments to directors and employees, including stock option grants, using a fair value-based method and the recording of such expense in the Company’s statements of operations. The accounting provisions of SFAS No. 123R are effective for the Company beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Pro Forma Disclosures Under SFAS No. 148” in Note 1. above for the pro forma net income and earnings per share amounts for the years ended December 31, 2005, 2004 and 2003, as if the Company had used a fair value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for director and employee stock option grants. The Company’s adoption will significantly reduce net income and earnings per share.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Therefore, the Company adopted this Statement effective January 1, 2006. The adoption of SFAS No. 153 did not have an impact on the Company’s consolidated results of operations or financial position.

NOTE 3 - STOCK OPTION PLANS

1997 Equity Compensation Plan

During 1997, the Company adopted the 1997 Equity Compensation Plan (the "Plan") to provide directors, officers, non-employee members of the Board of Directors of the Company and certain consultants and advisors with the opportunity to receive grants of incentive stock options, non-qualified stock options and restricted stock. The Board of Directors has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition or other agreements relating to the grants. The aggregate number of common shares that may be issued under the Plan was initially 900,000. In January 1999, the Company amended the Plan to increase the number of shares authorized to 1,500,000 shares. As of December 31, 2005, 62,660 shares were available for grant under the Plan.

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

Stock options for the purchase of 820,500 and 30,500 shares, respectively, were granted to directors and employees during 2004 and 2003. No stock options were granted under the 1997 Plan during the year ended December 31, 2005.

1999 Equity Compensation Plan

In March 1999, the Company's stockholders approved the 1999 Equity Compensation Plan (the "1999 Plan"), to provide designated employees of the Company, certain consultants and non-employee members of the Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The 1999 Plan was originally authorized to grant options for up to 1,500,000 shares. In April 2000, the Company amended the 1999 Plan to increase the number of shares authorized to 3,500,000. This amendment was approved by the Company’s stockholders. Options granted generally vest over four years, 25% after the first year and monthly thereafter over the remaining three years, and expire between 5 and 10 years after the date of grant. As of December 31, 2005, 490,340 shares were available for grant under the 1999 Plan. Stock options for the purchase of 690,000 and 977,500 shares, respectively, were granted under the 1999 Plan to employees during 2005 and 2004. No stock options were granted under the 1999 Plan during the year ended December 31, 2003.

On January 3, 2006, each of the five independent outside directors were granted options to purchase 10,000 shares of common stock at $28.91, the fair market value of the common stock on the date of grant. The options vest on December 31, 2006 and expire 7 years from the date of grant.

On February 7, 2006, certain executive officers and employees were granted options to purchase 221,000 shares of common stock at $35.75, the fair market value of the common stock on the date of grant. The options vest during the four year period following the date of grant. Twenty five percent of the options vest after the first year and the remaining vest monthly over the remaining three years and the options expire 7 years from the date of grant.

Stock option activity during the years ended December 31, 2005, 2004, and 2003 was as follows:

	Number of Shares	Price Per Share	Weighted Average Exercise Price
Balance, December 31, 2002	2,058,113	$0.85 to $13.00	$2.03
Granted	30,500	$1.00 to $3.90	$3.40
Exercised	(1,116,203)	$0.85 to $8.13	$1.94
Forfeited	(2,147)	$0.85 to $13.00	$3.38
Expired	—	—	—
Balance, December 31, 2003	970,263	$0.85 to $13.00	$1.20
Granted	1,798,000	$8.11 to $15.40	$10.14
Exercised	(666,440)	$0.85 to $13.00	$1.32
Forfeited	(63,579)	$12.43 to $12.63	$12.61
Expired	—	—	—
Balance, December 31, 2004	2,038,244	$0.85 to $15.40	$9.15
Granted	690,000	$13.32 to $32.25	$22.39
Exercised	(77,066)	$0.85 to $13.00	$5.18
Forfeited	(19,223)	$0.85 to $18.44	$12.94
Expired	—	—	—
Balance, December 31, 2005	2,631,955	$0.85 to $32.25	$12.69

Additional information with respect to outstanding options as of December 31, 2005 was as follows:

	Options Outstanding		Options Exercisable
Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Average Exercise Price
$0.85	67,608	3.99	67,608	$0.85
$1.19 to $1.75	7,772	6.27	7,772	1.21
$2.39 to $8.46	870,668	5.68	457,126	6.89
$10.01 to $12.63	819,407	5.63	293,574	10.88
$13.00 to $18.44	639,000	5.71	180,833	13.95
$26.98 to $32.25	227,500	6.91	—	—
	2,631,955	6.65	1,006,913	$5.33

NOTE 4 - FINANCIAL STATEMENT DETAILS

Allowance for doubtful accounts-

	For year ended December 31,
	2005	2004	2003
Balance, beginning of year	$400,000	$230,000	$200,000
Provision	199,883	554,935	110,771
Write-offs	(240,836)	(395,677)	(82,019)
Recoveries	19,967	10,742	1,248
Acquisitions	1,251,335	—	—
Balance, end of year	$1,630,349	$400,000	$230,000

Fixed Assets-

Fixed assets consisted of the following:	December 31,
	2005	2004
Furniture and fixtures	$288,494	$311,672
Computers and software	3,448,690	3,798,607
Equipment	82,158	110,571
Leasehold improvements	403,837	485,036
	4,223,179	4,705,886
Less accumulated depreciation and amortization	(3,159,872)	(3,430,281)
	$1,063,307	$1,275,605

Depreciation expense was $650,163, $613,866 and $542,283 for the years ended December 31, 2005, 2004 and 2003, respectively.

Intangible Assets-

Intangible assets consisted of the following at December 31, 2005:

		Accumulated
	Cost	Amortization	Net
Trademarks and URLs	$746,367	$(154,050)	$592,317
Software licenses	533,180	(424,090)	109,090
Customer relationships	10,000,000	(98,413)	9,901,587
Developed technology	800,000	(13,333)	786,667
Non-compete agreements	270,000	(7,500)	262,500
	$12,349,546	$(697,385)	$11,652,161

Intangible assets consisted of the following at December 31, 2004

		Accumulated
	Cost	Amortization	Net
Trademarks and URL's	$146,366	$(134,907)	$11,459
Software licenses	511,470	(317,273)	194,197
Other	26,362	(26,362)	—
	$684,198	$(478,542)	$205,656

Amortization expense was $ 245,206, $128,793 and $138,543 for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense as of December 31, 2005 is expected to be:

Amortization
Year Ending December 31,	Expense

2006	$1,555,342
2007	1,466,909
2008	1,455,514
2009	1,372,452
2010	1,357,619
Thereafter	4,444,325
$11,652,161

Other Assets-

Other assets consisted of the following:	December 31,
	2005	2004
Computer and software deposits	$48,146	$83,857
Deferred compensation plan assets	178,133	251,391
Other deposits	215,932	93,831
	$442,211	$429,079

Accrued Expenses-

Accrued expenses consisted of the following:	December 31,
	2005	2004
Accrued payroll and related benefits	$1,896,997	$141,403
Vacation	424,228	364,160
Sales commissions	333,805	464,739
Marketing	263,433	173,000
Due to distribution partners	333,751	178,040
Purchase obligations	1,185,616	—
Professional fees	143,181	113,755
Income taxes	380,754	9,892
Legal fees and other	65,176	304,069
Other	66,246	—
	$5,093,187	$1,749,058

NOTE 5 - INCOME TAXES

The components of the income tax benefit are as follows:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$476,307	$2,761,525	$200,000
State	391,672	479,394	100,000
Total current	867,979	3,240,919	300,000
Deferred:
Federal	4,498,356	(6,692,153)	(2,864,365)
State	433,818	(1,314,426)	(535,635)
Total deferred	4,932,174	(8,006,579)	(3,400,000)
Total income tax expense (benefit)	$5,800,153	$(4,765,660)	$(3,100,000)

The difference between income tax expense computed at the statutory rate and the reported income tax benefit is as follows:

	Year Ended December 31,
	2005	2004	2003

Income taxes at statutory rate	$5,261,178	$2,920,757	$3,061,805
State income taxes, net of federal benefit	544,823	332,200	365,763
Nondeductible items and other	17,816	138,370	5,491
Change in deferred asset effective rate and other	(23,664)	—	—
Stock option benefit included in prior year valuation allowance	—	1,212,198	—
Change in valuation allowance	—	(9,369,185)	(6,533,059)
Total income tax expense (benefit)	$5,800,153	$(4,765,660)	$(3,100,000)

The Company’s effective rate in 2005 differs from the statutory Federal income tax rate, primarily due to state income taxes. The Company’s effective rate in 2004 and 2003 differ from the statutory Federal income tax rate, primarily as a result of the changes in the valuation allowance on deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

	December 31,
	2005	2004
Deferred Tax Assets:
Net operating loss carryforwards	$5,631,037	$10,873,073
Tax credit carryforwards	462,091	270,878
Accrued expenses	157,852	49,973
Depreciation and amortization	28,769	60,129
Allowance for doubtful accounts	194,656	152,526
Total gross deferred tax assets	6,474,405	11,406,579
Less valuation allowance	—	—
Net deferred tax assets	$6,474,405	$11,406,579

As required by SFAS No. 109, Accounting for Income Taxes, the Company recognizes tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. Up to the third quarter of 2003, the Company had provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with its future profitability. In the fourth quarter of 2003, the Company reassessed the valuation allowance previously established against deferred tax assets. Factors considered included: historical results of operations, volatility of the economic and interest rate environment and projected earnings based on current operations. Based on this evidence, the Company concluded that it was more likely than not that a portion of the deferred tax assets would be realized and, accordingly, released $3,400,000 of the valuation allowance, which resulted in an income tax benefit of approximately $3,100,000.

During the quarters ended March 31, June 30, and Sept 30, 2004, the Company continued to evaluate the need for a valuation allowance against the deferred tax asset. The Company completed its business planning process during the fourth quarter of 2004, which included the following strategic initiatives for 2005: the enhancement of its quality control process and procedures; the re-design of its Web site; the execution of exclusive advertising contracts with two mortgage lead aggregators; broadening the breadth and depth of its products and services; a reorganization of its advertising sales force; and the migration to a cost-per-click revenue model on its rate tables. Considering these strategic initiatives and their impact on future earnings potential, the Company concluded that it is more likely than not that it will generate sufficient taxable income in future periods to realize the entire deferred tax asset. At December 31, 2004, the Company reversed the remaining $9,400,000 valuation allowance resulting in an income tax benefit of $4,800,000 and a net deferred tax asset of $11,400,000. The realization of the $11,400,000 deferred tax asset depends on the Company’s ability to continue to generate taxable income in the future. If the Company determines that it will not be able to realize all or a portion of the deferred tax asset in the future, an adjustment to the deferred tax asset will be charged against earnings in the period such determination is made. Approximately $1,200,000 million of the valuation allowance was attributable to the tax benefit of stock options exercised in a prior year. The income tax benefit relating to stock option exercised during 2004 was approximately $2,000,000, for a total 2004 benefit of approximately $3,200,000 which was allocated to stockholders’ equity.

At December 31, 2005, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $13,997,000, which expire beginning in 2012 through 2021. The amount of net operating loss carryforwards may also be limited if the Company has an ownership change.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company previously leased office space in North Palm Beach, Florida from Bombay Holdings, Inc. ("Bombay"), which at the time was wholly-owned by Peter C. Morse, a director and 32% stockholder. Total rent paid to Bombay for the years ended December 31, 2004 and 2003 was approximately $244,000 and $305,000, respectively. In November 2004, the Company entered into a sublease for new space and the Bombay lease was terminated effective December 31, 2004.

During 2004 and 2003, the Company paid an outside director consulting fees of approximately $17,000 and $50,000, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

On November 18, 2004, the Company entered into a sublease with an outside party for office space in North Palm Beach. The lease expires on December 31, 2007.

The Company leases office space in New York City under the terms of a lease entered into on October 7, 1999 expiring September 30, 2006. Facilities leased in Los Angeles, California are on a month-to-month basis. In February 2005, the Company entered into twelve month leases for approximately 200 square feet of office space in Chicago, Illinois, and for approximately 300 square feet of office space in San Francisco, California. Both leases expired on February 28, 2006. The operations from these two offices were transferred to the operations of the acquisitions of MMIS/Interest.com and FastFind, respectively.

In connection with the acquisitions of FastFind, the Company assumed an office space lease in San Francisco, California, expiring February 28, 2009 and Pennington, New Jersey, expiring June 30, 2006. In connection with the acquisition of MMIS/Interest.com, the Company assumed an office space lease in Villa Park, Illinois expiring March 31, 2006. In February 2006, the Company entered into a lease in Chicago, Illinois for approximately 4,900 square feet to replace the Villa Park lease. This new Chicago lease expires on November 30, 2008.

Total rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $620,000, $498,000 and $513,000, respectively. During 2004 and 2003, the Company also recorded sublease rental income of approximately $28,000 and $54,000, respectively, under the terms of a sublease agreement that expired on June 21, 2004.

The Company recognizes rent expense for operating leases with periods of free rent (including construction periods), step rent provisions and escalation clauses on a straight-line basis over the applicable lease term. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured. The Company takes these provisions into account when calculating minimum aggregate rental commitments under non-cancelable operating leases. Future minimum lease payments under non-cancelable operating leases having lease terms in excess of one year as of December 31, 2005 were:

Operating
Year Ending December 31,	Leases

2006	$793,364
2007	617,584
2008	603,339
2009	509,470
2010	504,459
Thereafter	3,056,272
Total minimum lease payments	$6,084,488

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

In March 2002, American Interbanc Mortgage, LLC (“AI”), a mortgage lender that advertised on Bankrate.com (the “Web site”), filed suit in the Superior Court of California against several of AI's competitors (not including the Company) who also advertised on the Web site for:

(i)	false advertising under the federal Lanham Act;
(ii)	common law unfair competition; and
(iii)	violations of certain sections of the California Business and Professions Code.

In August 2002, the Company declined to renew AI's advertising contract. In December 2002, AI filed a First Amended Complaint (the “Amended Complaint”), adding the Company as a defendant, and asserting an additional claim for an alleged violation of the Cartwright Act, California's antitrust law, alleging that the Company conspired with all of the co-defendants (various mortgage lenders and mortgage brokers) to allow them to engage in allegedly false advertising on the Web site while also precluding AI from advertising on the Website. The Amended Complaint sought an undisclosed sum of monetary damages, restitution of profits, compensation acquired as a result of the allegedly wrongful conduct, attorney's fees, costs, and injunctive relief. The Company filed a special motion to strike the Amended Complaint under California's anti-SLAPP (Strategic Lawsuits Against Public Participation) statute, contending that:

(i)	AI's claims against the Company were all based on publishing decisions protected by the First Amendment of the United States Constitution and its counterpart in the California Constitution and
(ii)	AI could not establish a probability of success on the merits of its claims.

The Company also filed a demurrer to the Amended Complaint, contending that it failed to state facts constituting a valid cause of action against the Company. AI filed motions:

(i)
for a preliminary injunction against the Company, seeking an order requiring the Company to publish AI's advertisements and to cease publishing the alleged false advertisements of AI's competitors, and

(ii)	seeking sanctions against the Company for having filed an allegedly “frivolous” anti-SLAPP motion.

By Orders dated April 24, and May 22, 2003, the trial court:

(i)	denied the Company's anti-SLAPP motion,
(ii)	granted the Company's demurrer as to AI's common law unfair competition claim, but otherwise overruled the demurrer,
(iii)	denied AI's motion for a preliminary injunction, and
(iv)	denied AI's motion for sanctions.

On May 22, 2003, the Company appealed the order denying its anti-SLAPP claim, and AI, among other things, appealed the order denying its motion for preliminary injunction. The Court of Appeal of the State of California, Fourth Appellate District, affirmed the various appeals and denied all relief requested. On January 15, 2004, AI filed its Second Amended Complaint asserting five counts, including claims for:

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

The Second Amended Complaint seeks unspecified damages, including treble damages, interest, attorney's fees, and costs, disgorgement of property and profits allegedly wrongfully acquired, restitution, an accounting, and injunctive relief.

On December 20, 2004, the Company received a Statement of Damages (the “Statement”) by which AI, for the first time, indicated the amount of damages it allegedly seeks. In the Statement AI states, without factual explanation, that it “is informed and believes that its damages are not less than $16.5 million,” allegedly “incurred as a proximate result of [all] defendants' wrongful conduct.” AI seeks to have those damages trebled and also seeks “reasonable attorney's fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs. In connection with the causes of action for intentional interference with economic relations and prospective economic advantage, AI in its Statement “reserves the right to seek not less than $33 million in punitive damages when it seeks a judgment” in the action. The Company believes that all of AI's claims against it are factually and legally without merit.

The Company will continue to vigorously defend itself against all of AI's claims. The Company has filed two motions for summary adjudication. The first seeks summary adjudication of AI’s false advertising causes of action. The second seeks summary adjudication of AI’s conspiracy in restraint of trade causes of action. The motions are scheduled for hearing by the Court on April 4, 2006, and April 25, 2006, respectively. Trial of the matter is currently scheduled to begin on May 30, 2006. Currently, the outcome of this matter is uncertain. The Company cannot estimate at this time, the amount of loss, if any, which could result from an adverse resolution of this litigation.

In February 2005, the Company settled a contractual dispute with a former Internet and co-location facility provider for $120,000. This amount is included in legal settlements in the accompanying statement of operations for the year ended December 31, 2004.

 From time to time, in addition to those identified above, the Company is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business. In accordance with U.S. generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against the Company. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies.

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

On January 1, 2004, Robert J. DeFranco, the Company’s Senior Vice President and Chief Financial Officer, entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. DeFranco is entitled to receive an annual base salary as stipulated in the employment agreement and an annual bonus contingent on achieving certain performance criteria. Under the terms of the employment agreement, Mr. DeFranco agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of one year thereafter, Mr. DeFranco agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. DeFranco’s termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then- current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date.

On June 21, 2004, Thomas R. Evans, was appointed President and Chief Executive Officer and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Evans is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria. Under the terms of the employment agreement, Mr. Evans agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of one year thereafter, Mr. Evans agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. Evans’ termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date. Mr. Evans was also granted options to purchase 600,000 shares of the Company’s common stock at $8.46, the fair market value on the date of grant. The options have a seven year term and vest as follows: 200,000 shares on July 1, 2005; and 16,666.667 shares on the first day of each month beginning August 1, 2005 and ending July 1, 2007. On October 26, 2004, Mr. Evans was granted options to purchase 500,000 shares of the Company’s common stock at $10.01, the fair market value on the date of grant. The options have a seven year term and vest as to all 500,000 shares five years from the date of grant. Vesting accelerates if, at any point during the term of the option, the fair market value of the Company’s common stock is at or above the following incremental thresholds for ninety consecutive trading days; $20.00 - 100,000 shares; $22.50 - 50,000 shares; $25.00 - 75,000 shares; $27.50 - 50,000 shares; $30.00 - 75,000 shares; $32.50 - 75,000 shares; $35.00 - 75,000 shares.

On July 15, 2004, Bruce J. Zanca, was appointed Senior Vice President and Chief Communications/Marketing Officer and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Zanca is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria. Under the terms of the employment agreement, Mr. Zanca agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of one year thereafter, Mr. Zanca agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. Zanca’s termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then- current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date. Mr. Zanca was also granted options to purchase 150,000 shares of the Company’s common stock at $8.11, the fair market value on the date of grant. The options have a seven year term and vest as follows: 37,500 shares on July 15, 2005; and 3,125 shares on the first day of each month beginning August 1, 2005 and ending July 15, 2008.

On October 4, 2004, Steve Horowitz, was appointed Vice President and Publisher and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Horowitz is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria. Under the terms of the employment agreement, Mr. Horowitz agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of one year thereafter, Mr. Horowitz agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. Horowitz’ termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to six month's base salary at the then- current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable three months after the termination date; and one-third payable six months from the termination date. Mr. Horowitz was also granted options to purchase 100,000 shares of the Company’s common stock at $10.30, the fair market value on the date of grant. The options have a seven year term and vest as follows: 25,000 shares on October 25, 2005; and 2,083.333 shares on the first day of each month beginning November 1, 2005 and ending October 25, 2008.

On May 23, 2005, Lynn Varsell, was appointed Vice President-Publisher and entered into an employment agreement with the Company. Under the terms of the employment agreement, Ms. Varsell is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria. Under the terms of the employment agreement, Ms. Varsell agrees to assign to the Company all of her copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of her employment and for a period of six months thereafter, Ms. Varsell agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Ms. Varsell’ termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to six months’ base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable three months after the termination date; and one-third payable six months from the termination date. Ms. Varsell was also granted options to purchase 50,000 shares of the Company’s common stock at $17.13, the fair market value on the date of grant. The options have a seven-year term and vest as follows: 12,500 shares on May 23, 2006; and 1,041.667 shares on the first day of each month beginning April 1, 2006 and ending May 23, 2009.

On May 31, 2005, Daniel P. Hoogterp, was appointed Senior Vice President-Chief Technology Officer and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Hoogterp is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria, and a guaranteed bonus of $50,000 for 2005 that was paid in the first quarter of 2006. Under the terms of the employment agreement, Mr. Hoogterp agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of six months thereafter, Mr. Hoogterp agrees not to compete with the Company and, for a period of one year thereafter, not to recruit any of the Company’s employees. Upon Mr. Hoogterp’ termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date. Mr. Hoogterp was also granted options to purchase 80,000 shares of the Company’s common stock at $18.26, the fair market value on the date of grant. The options have a seven-year term and vest as follows: 20,000 shares on May 31, 2006; and 1,666.667 shares on the first day of each month beginning April 1, 2006 and ending May 31, 2009.

Other Contingencies

On October 24, 2005, a major hurricane passed through the North Palm Beach, Florida area resulting in a power outage and minor damage to our office facility. Our contingency and disaster recovers plans were activated which allowed for the continued, uninterrupted operation of Bankrate.com during the recovery period. The majority of the losses and additional expenses incurred are covered by insurance for which we have filed a claim. As a result, a $86,000 insurance claim receivable was recorded as of December 31, 2005.

In September 2004, two major hurricanes made landfall within 30 miles north of the Company’s North Palm Beach, Florida office facility, resulting in periods of power outages and significant property damage throughout the region. The Company’s contingency and disaster recovery plans were activated which allowed for the continued, uninterrupted operation of Bankrate.com during the recovery periods. Significant damage to the roof of the office building resulted in the loss of certain furniture, fixtures, equipment and household improvements. The majority of the losses were covered by insurance for which the Company filed a claim.

NOTE 8 - SEGMENT INFORMATION

The Company currently operates in two reportable business segments: online publishing, and print publishing and licensing. The online publishing division is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with the Company’s Internet site, Bankrate.com. The print publishing and licensing division and segment is primarily engaged in the sale of advertising in the Mortgage Guide rate tables, newsletter subscriptions, and licensing of research information. The acquired operations of FastFind and Interest.com for the period from December 1, 2005 to December 31, 2005 are included in the online publishing segment. The acquired operations of Mortgage Market Information Services, Inc. for the period from December 1, 2005 to December 31, 2005 are included in the print publishing and licensing segment. The Company evaluates the performance of its operating segments based on segment profit (loss).

No sales to any individual customer exceeded 10% of total revenue for the periods presented. No material revenues were generated outside of the United States.

Summarized segment information as of December 31, 2005, 2004 and 2003, and for the years ended December 31, 2005, 2004 and 2003, respectively, is presented below.

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Year Ended December 31, 2005
Revenue	$43,296,384	$5,752,647	$—	$49,049,031
Cost of revenue	7,389,089	5,346,017	—	12,735,106
Gross margin	35,907,295	406,630	—	36,313,925
Sales	3,683,482	—	—	3,683,482
Marketing	5,922,964	—	—	5,922,964
Product development	2,168,506	288,122	—	2,456,628
General and administrative expenses	7,975,314	1,059,653	—	9,034,967
Depreciation and amortization	790,357	105,012	—	895,369
Other income, net	—	—	1,153,536	1,153,536
Income tax expense	—	—	(5,800,153)	(5,800,153)
Segment profit (loss)	$15,366,675	$(1,046,157)	$(4,646,617)	$9,673,901
Goodwill	$26,093,877	$3,941,522	$—	$30,035,399
Total assets	$43,108,491	$8,481,055	$10,963,477	$62,553,223

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Year Ended December 31, 2004
Revenue	$33,942,241	$5,262,020	$—	$39,204,261
Cost of revenue	5,534,456	4,359,444	—	9,893,900
Gross margin	28,407,785	902,576	—	29,310,361
Sales	4,186,799	—	—	4,186,799
Marketing	6,357,424	—	—	6,357,424
Product development	2,082,785	322,891	—	2,405,676
General and administrative expenses	5,772,539	894,909	—	6,667,448
Legal settlements	—	—	510,000	510,000
Severance charge	—	—	260,000	260,000
Depreciation and amortization	642,979	99,680	—	742,659
Other income, net	—	—	410,107	410,107
Income tax benefit	—	—	4,765,660	4,765,660
Segment profit (loss)	$9,365,259	$(414,904)	$4,405,767	$13,356,122
Total assets	$16,153,152	$2,118,101	$27,735,267	$46,006,520

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Year ended December 31, 2003
Revenue	$31,368,392	$5,253,099	$—	$36,621,491
Cost of revenue	4,514,023	4,043,970	—	8,557,993
Gross margin	26,854,369	1,209,129	—	28,063,498
Sales	5,039,892	—	—	5,039,892
Marketing	5,495,810	—	—	5,495,810
Product development	1,589,787	681,337	—	2,271,124
General and administrative expenses	4,955,707	857,590	—	5,813,297
Depreciation and amortization	476,578	204,248	—	680,826
Other income, net	—	—	242,759	242,759
Income tax benefit	—	—	3,100,000	3,100,000
Segment profit (loss)	$9,296,595	$(534,046)	$3,342,759	$12,105,308
Total assets	$3,101,810	$1,606,975	$24,274,482	$28,983,267

NOTE 9. ACQUISITIONS

On November 30, 2005, the Company completed the acquisition of Wescoco LLC, a Delaware limited liability company d/b/a “FastFind” (“FastFind”) for $10 million in cash, subject to final Closing Date Net Working Capital adjustments under section 3.03 of the Agreement and Plan of Merger dated November 20, 2005.  FastFind is an Internet lead aggregator based in San Francisco, California.  The Company paid $7 million in cash to the FastFind members and $3 million was placed in escrow to satisfy certain indemnification obligations of the FastFind members. The acquisition was made utilizing cash on hand. The acquisition was accounted for as a purchase and the results of operations of FastFind are included in the consolidated results of the Company from the acquisition date. As a result of the acquisition, approximately $6.7 million in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of assets acquired and liabilities assumed. This acquisition was made to complement the online publishing business.

On December 1, 2005, the Company completed the acquisition of Mortgage Market Information Services, Inc., an Illinois corporation, and Interest.com, Inc., an Illinois corporation (“Interest.com” and collectively with Mortgage Market Information Services, Inc., “MMIS”), for $30 million in cash, subject to final Closing Date Equity adjustments under section 3.03 of the Agreement and Plan of Merger dated November 20, 2005. MMIS publishes mortgage guides in over 300 newspapers and operates Interest.com, a Web site that publishes financial rates and information connecting consumers with lenders. The Company paid $26 million on December 8, 2005, $1 million on January 5, 2006, and $3 million was placed in escrow to satisfy certain indemnification obligations of MMIS's shareholder. The acquisition was made utilizing cash on hand. The acquisition was accounted for as a purchase and the results of operations of MMIS are included in the consolidated results of the Company from the acquisition date. As a result of the acquisition, approximately $23.3 million in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. This acquisition was made to expand the print and online publishing business.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if these acquisitions had been completed on January 1, 2004. The pro forma data give effect to the actual operating results prior to the acquisitions and adjustments to interest expense, goodwill amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have been actually obtained if the acquisitions had occurred on January 1, 2004 or that may be obtained in the future.

	Year Ended December 31,
	2005	2004
Total revenue	$69,816,030	$58,133,515
Income from operations	$12,638,785	$5,702,295
Net income	$8,052,959	$11,612,982

Basic and diluted earnings per share:
Basic	$0.51	$0.75
Diluted	$0.48	$0.73
Weighted average common shares outstanding:
Basic	15,809,259	15,438,097
Diluted	16,922,218	15,975,382

We utilized independent valuations to determine the fair value of the intangibles and the resulting goodwill in our purchase price allocations for our acquisitions. These valuations principally use the discounted cash flow methodology and were made concurrent with the effective acquisition. Purchase price allocations for 2005 are tentative and subject to final adjustment due to their closing dates. Purchase price allocations for business combinations accounted for under the purchase method of accounting related to 2005 were as follows:

Property and equipment	$227,491
Goodwill	30,035,399
Working capital	(1,830,178)
Customer relationships	10,000,000
Developed technology	800,000
Internet domain names	600,000
Non-compete agreement	270,000
Other assets	53,385
Purchase obligations	(1,185,616)
Cash used in business acquisitions, net of cash acquired	$38,970,481

NOTE 10. EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan for some employees over the age of 21 who have completed a minimum of 12 months of employment. The Company makes safe-harbour contributions of 3.0% of an employee’s salary. Company contributions totaled approximately $215,000, $227,000 and $214,000 in 2005, 2004 and 2003, respectively.

NOTE 11. SUBSEQUENT EVENTS

On January 29, 2006, we entered into a Lease (the “lease”) with J.A.B. Madison Holdings, LLC, for approximately 8,800 square feet of office space on the fourth floor of 477 Madison Avenue, New York, New York 10022. The initial lease term is for 10 years and 6 months. The lease calls for initial total annual rent of approximately $421,000 commencing six months after occupancy. This space will replace our existing 4,500 square feet of office space at 11 East 44th Street, New York, New York. We delivered a letter of credit of approximately $210,000 in connection with the lease.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by the Company in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management (“management”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This assessment excluded our acquisitions of Wescoco LLC, d/b/a FastFind (“FastFind”) on November 30, 2005 and Mortgage Market Information Services, Inc. and Interest.com (“MMIS/Interest.com”) on December 1, 2005, as described in Note 9 of Notes to Consolidated Financial Statements. FastFind’s total assets and revenue as of and for the month ended December 31, 2005, were $10,557,000 and $166,000, respectively and represented approximately 17% and 0.3%, respectively, of total consolidated assets and revenue as of and for the year ended December 31, 2005. MMIS/Interest.com’s total assets and revenue as of and for the month ended December 31, 2005, were $32,697,000 and $1,271,000, respectively and represented approximately 52% and 3%, respectively, of total consolidated assets and revenue as of and for the year ended December 31, 2005. Based on this assessment, has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s assessment of its internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors

Biographical information for each director appears below. The information is based entirely upon information provided by the respective directors.

Peter C. Morse, age 59, has been a director of the Company since 1993, and served as our Chief Executive Officer from 1993 until 1997. Mr. Morse served as our Chairman from 1997 until 1999, and since 2002. Since 1982, Mr. Morse has also served as president of Morse Partners, Ltd., a private equity firm that acquires operating companies and provides expansion capital. From 1986 to 1990, Mr. Morse was chairman of FAO Schwarz, the national chain of children's gift stores. Mr. Morse holds a B.S.B.A. from Georgetown University and an M.B.A. from Columbia University Graduate School of Business.

Thomas R. Evans, age 51, has served as a director of the Company since April 2004, and was appointed President and Chief Executive Officer in June 2004. From 1999 to 2002, Mr. Evans served as Chairman and Chief Executive Officer of Official Payments Corp., specializing in processing consumer credit card payments for government taxes, fees and fines. From 1998 to 1999, Mr. Evans was President and Chief Executive Officer of GeoCities Inc., a community of personal Web sites on the Internet. From 1991 to 1998, Mr. Evans was President and Publisher of U.S. News & World Report. In addition to his duties at U.S. News & World Report, Mr. Evans served as President of The Atlantic Monthly (1996-1998) and as President and Publisher of Fast Company (1995-1998), a magazine launched in 1995. Mr. Evans received a Bachelor of Science degree in business administration from Arizona State University.

William C. Martin, age 28, has served as a director of the Company since 2000. He is the principal of Indie Research LLC, a provider of investment and research tools, and editor and principal of FindProfit.com, an online investment newsletter. In 1998, Mr. Martin co-founded Raging Bull, an online financial media company.

Robert P. O'Block, age 63, has served as a director of the Company since 1999. Mr. O'Block held senior positions with McKinsey & Company, Inc. for 30 years until his retirement in 1998, serving as a consultant to a wide variety of business, nonprofit and public sector organizations in the United States, Europe and the Far East. As a director of McKinsey & Company, Mr. O'Block led studies in financial restructuring; corporate, business unit and product strategy; manufacturing operations; and organization. He started his career as a member of the faculty of Harvard University, where he performed research and taught courses in the areas of production and operations management, business economics and real estate. Mr. O'Block is currently a general partner of Freeport Center, a real estate and distribution complex in Utah. He is the current Vice Chairman of the Boston Symphony Orchestra Board of Trustees and is also a Trustee Emeritus of the U.S. Ski and Snowboard Team Foundation. Mr. O'Block received a bachelor's degree in mechanical engineering from Purdue University and an M.B.A. from Harvard Business School.

Richard J. Pinola, age 60, has served as a director of the Company since October 2004. From July 1992 until his retirement in December 2004, Mr. Pinola was President and Chief Executive Officer of Right Management Consultants, a career transition and organizational consulting firm which became a wholly-owned subsidiary of Manpower Inc. in January 2004. Mr. Pinola also serves as a director of K-Tron International, Nobel Learning Communities, Inc. and Kenexa Corporation, and serves on the Board of Trustees of King’s College in Wilkes-Barre, Pennsylvania. Mr. Pinola received a Bachelor of Science degree in accounting from King’s College and participated in post-graduate finance studies at the University of Scranton.

Randall E. Poliner, age 50, has served as a director of the Company since 1998. Since 1993, Mr. Poliner has served as President of Antares Capital Corporation, a private venture capital firm investing equity capital in developmental and expansion stage companies. Mr. Poliner holds a Bachelor of Electrical Engineering from the Georgia Institute of Technology, an M.S. from Carnegie-Mellon University and an M.B.A. from Harvard Business School.

Audit Committee

The members of the Audit Committee are Messrs. Pinola (Chairman), O’Block and Poliner. The Board of Directors has determined that each Audit Committee member meets the Nasdaq financial knowledge requirements. In addition, the Board of Directors has determined that Mr. Poliner is an “audit committee financial expert” as defined by the SEC and “independent” as defined under Nasdaq rules. See Mr. Poliner’s biography for his relevant educatin and experience to meet the “audit committee financial expert” standards. The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing the financial reports and other financial information provided by the Company to governmental bodies or the public; the Company's systems of internal controls regarding finance, accounting, legal compliance and ethics that management and the Board have established; and the Company's accounting and financial reporting process. The Audit Committee encourages continuous improvement of, and fosters adherence to, the Company's policies, procedures and practices at all levels.

Compensation Committee

The members of the Compensation Committee are Messrs. Poliner (Chairman) and O’Block. The Compensation Committee reviews and evaluates the compensation and benefits of all our officers, reviews general policy matters relating to compensation and benefits of employees of the Company and makes recommendations concerning these matters to the Board of Directors. The Compensation Committee also administers our stock option plans.

Executive Officers

The names, ages, and current positions of our executive officers as of March 15, 2006 are listed in the table below. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

Executive Officers

Name	Age	Position

Thomas R. Evans	51	President, Chief Executive Officer and Director

G. Cotter Cunningham	43	Senior Vice President-Chief Operating Officer

Robert J. DeFranco	49	Senior Vice President-Chief Financial Officer

Daniel P. Hoogterp	46	Senior Vice President-Chief Technology Officer

Steven L. Horowitz	34	Senior Vice President-Product and Business Development

Richard G. Stalzer	42	Senior Vice President-Chief Revenue Officer

Lynn Varsell	45	Senior Vice President-Publisher

Bruce J. Zanca	45	Senior Vice President-Chief Communications/Marketing Officer

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

Daniel P. Hoogterp. Mr. Hoogterp has served as Senior Vice President and Chief Technology officer since May 2005. Prior to that, he was Chief Executive Officer of TQuist, LLC, a technology consulting company, from November 2002. From February 2001 to September 2002, Mr. Hoogterp served as Executive Vice President and Chief Technology Officer of Enamics, Inc., a company specializing in business technology management. From July 1999 to February 2001, he served as Senior Vice President and Chief Technology Officer of Sagemaker, Inc., a provider of enterprise information portals. From March 1991 to July 1999, he served as Chief Executive Officer of Retrieval Technologies, Inc. Mr. Hoogterp received a Post-Graduate Certificate in Business from Heriott-Watt University’s Edinburgh Business School in Scotland in 2004.

Steven L. Horowitz. Mr. Horowitz has served as Senior Vice President, Product and Business Development since May 2005. Mr. Horowitz joined Bankrate as Vice President and Publisher in October of 2004. From 2002 to 2004, Mr. Horowitz served in various positions at America Online (Time Warner), most recently as Vice President eCommerce Classifieds. From 1998 to 2002, he held Director and Senior Manager positions with Yahoo! and GeoCities, Inc. specializing in business and sales strategy for their classifieds and local properties. Additionally, Mr. Horowitz served as Associate Director of Internet Marketing for BMG Music Club at BMG Direct, Bertelsmann (1998), Director of Internet Venues at a start-up entertainment website (1996 to 1997) and Online Publicist for Turner Entertainment Group at Tuner Broadcasting Systems, Inc. (1995 to 1996). Mr. Horowitz received a Bachelor of Arts degree with a Major in English from the State University of New York at Oswego in 1993.

Richard G. Stalzer. Mr. Stalzer has served as Senior Vice President and Chief Revenue Officer since February 2004. Prior to that, he was with MSN-Microsoft Corporation as East Coast Financial Service Director since March 2003, and as Director of Agency Relations since September 2002. From March 2002 to June 2002, he was Advertising Director at Advertising Age - Crain Communication. From March 1999 to February 2002, he was Vice President of Sales of E*Trade Financial Group where he was responsible for developing E*Trade’s media business and the creation of the E*Trade Financial Network. From October 1990 to March 1999, he held various positions with MONEY Magazine - Time Warner; most recently as Western Regional Advertising Director from December 1995 to March 1999. Mr. Stalzer received a Bachelor of Science degree with a major in Business Administration from the University of Denver in 1986.

Lynn Varsell. Ms. Varsell was appointed Senior Vice President-Publisher in February 2006 after joining the Company in May, 2005. From 2003 to 2005, she served as iMedia Ad Sales Marketing Director for Discovery Communications overseeing 14 television networks. From 1999 to 2002, she served as Vice President, Design & Development for Official Payments Corp., specializing in processing consumer credit card payments for government taxes, fees and fines. From 1996 to 1999, she held various creative and development positions at Disney Internet Group including Creative Director of ABC.com, Oprah.com and Oscar.com where she was responsible for launching Oprah.com on the web and developing the first successful synch-to-broadcast event. Ms. Varsell holds a Bachelor of Arts degree with honors from Boston College and a Master Degree in Interactive Telecommunications from New York University Tisch School of the Arts.

Bruce J. Zanca. Mr. has served as Senior Vice President and Chief Communications/Marketing Officer since July 2004. From January 2002 to June 2004, Mr. Zanca owned and operated a communications and marketing consulting practice. From September 1999 to December 2001, Mr. Zanca was Senior Vice President of Communications and Administration at Official Payments Corp., specializing in processing consumer credit card payments for government taxes, fees and fines. From August 1998 to June 1999 he served as Vice President - Corporate Communications at GeoCities, Inc., a community of personal Web sites on the Internet. From 1995 to 1998, Mr. Zanca was Vice President of Corporate Communications at U.S. News & World Report Magazine Group. From 1981 to 1992, Mr. Zanca was a press aide in the Reagan and Bush administrations. During the first Bush administration he was a White House Spokesman and deputy to Marlin Fitzwater.

Code of Conduct and Ethics

The Company has adopted the Bankrate, Inc. Code of Ethics (the "finance code of ethics"), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller and other finance organization employees. The finance code of ethics, the Code of Business Conduct and Ethics and the Company’s Audit Committee Charter are publicly available on our website at http://www.bankrate.com/investor-relations/corpGovernance/corp-governance.asp. In addition, the Company will also provide to any person without charge, upon request, a copy of any of these documents. Such request may be made in writing to Robert J. DeFranco at 11760 US Highway One, Suite 500, North Palm Beach, FL 33408, or by phone to 561-630-1230. If we make any substantive amendments to the finance code of ethics, the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of either code, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the SEC thereunder require the Company’s directors and executive officers and any persons who own more than 10% of Bankrate, Inc.’s common stock, as well as certain affiliates of such persons, to file reports with the SEC and the National Association of Securities Dealers, Inc. with respect to their ownership of the Company’s common stock. Directors, executive officers and persons owning more than 10% of the Company’s common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and any written representations from reporting persons that no other reports were required of those persons, the Company believes that during fiscal 2005, all filing requirements applicable to its directors and executive officers were complied with in a timely manner except that Daniel P. Hoogterp filed a late Form 4 in June 2005. The Company is not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of the Company’s common stock.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the years indicated, the total compensation paid to or accrued for the Company's President and Chief Executive Officer and our four other most highly compensated executive officers during 2005 (collectively, the "Named Executive Officers").

					Long-Term Compensation Awards
					Number of
		Annual Compensation			Securities	All
				Other Annual	Underlying	Other
Name and Principal Position	Year	Salary	Bonus (1)	Compensation (2)	Options	Compensation
Thomas R. Evans	2005	$300,000	$260,000	$—	—	$—
President, Chief Executive Officer	2004	161,539	50,000	—	1,125,000	—
and Director	2003	—	—	—	—	—

G. Cotter Cunningham	2005	$230,000	$251,000	$—	36,000	$—
Senior Vice President-	2004	206,947	74,235	—	50,000	—
Chief Operating Officer	2003	176,000	110,812	—	—	—

Steven L. Horowitz	2005	$200,000	$241,000	$—	—	$—
Senior Vice President-Product and	2004	38,462	50,000	—	100,000	—
Business Development	2003	—	—	—	—	—

Richard G. Stalzer	2005	$225,000	$189,125	$—	15,000	$—
Senior Vice President-	2004	194,712	62,764	—	100,000	13,929	(3)
Chief Revenue Officer	2003	—	—	—	—	—

Bruce J. Zanca	2005	$200,000	$241,000	$—	—	$—
Senior Vice President-Chief	2004	84,462	30,000	—	150,000	—
Communications/ Marketing Officer	2003	—	—	—	—	—

(1)
The amounts shown in this column reflect bonuses earned in each year. Under the Company’s 2005 Incentive Compensation Plan, awards were determined annually on the basis of performance in relation to certain predetermined financial goals, and were paid in February 2006. For 2005, the following awards were granted: Mr. Evans - $260,000; Mr. Cunningham - $250,000; Mr. Horowitz - $240,000; Mr. Stalzer - $188,125; and Mr. Zanca - $240,000. Special awards of $1,000 were granted by the Board of Directors to Mr. Cunningham, Mr. Horowitz, Mr. Stalzer and Mr. Zanca, paid in the third quarter of 2005. For 2004, the following awards were granted: Mr. Cunningham - $74,235; and Mr. Stalzer - $62,764. Awards in 2004 for Mr. Evans, Mr. Horowitz and Mr. Zanca were determined under the terms of their employment agreements.  For 2003, the following award was granted to Mr. Cunningham: $110,812.

(2)	Other compensation in the form of perquisites and other personal benefits has been omitted in accordance with the rules of the Commission.

(3)	Consists of 2004 reimbursed relocation expenses paid in 2005.

Option Grants in Last Fiscal Year

The following table sets forth all individual grants of stock options during the year ended December 31, 2005, to each of the Named Executive Officers.

Individual Grants
	Number of	Percent of			Potential Realizable
	Securities	Total Options			Value at Assumed
	Underlying	Granted to	Exercise or		Annual Rates of Stock
	Options	Employees in	Base Price	Expiration	Price Appreciation
Name	Granted	Fiscal Year	Per Share	Date	for Option Term (1)
					5%	10%
Thomas R. Evans	—	—	$—	—	$—	$—

G. Cotter Cunningham	36,000	5.2%	18.44	2/1/2012	270,250	629,796

Steven L. Horowitz	—	—	—	—	—	—

Richard G. Stalzer	15,000	2.2%	18.44	2/1/2012	112,604	262,415

Bruce J. Zanca	—	—	—	—	—	—

(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on the fair market value per share on the date of grant and assumed rates of stock price appreciation of 5% and 10%, compounded annually, from the date the respective options were granted to their expiration date. These assumptions are mandated by the rules of the Commission and are not intended to forecast future appreciation of our stock price. The potential realizable value computation is net of the applicable exercise price, but does not take into account federal or state income tax consequences and other expenses of option exercises or sales of appreciated stock. Actual gains, if any, are dependent upon the timing of such exercise and the future performance of our Common Stock. There can be no assurance that the rates of appreciation in this table can be achieved. This table does not take into account any appreciation in the price of our common stock to date.

Option Exercises in Last Fiscal Year and Year-End Option Values

The following table summarizes the number of shares and value realized by each of the Named Executive Officers upon the exercise of options and the value of the outstanding options held by the Named Executive Officers at December 31, 2005.

			Number of
			Securities Underlying		Value of Unexercised
	Shares		Unexercised Options		In-the-Money Options
	Acquired	Value	at Fiscal Year-End		at Fiscal Year-End (1)
	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Name
Thomas R. Evans	—	$—	458,333	666,667	$9,260,000	$13,497,500
G. Cotter Cunningham	20,000	603,000	49,458	62,042	1,135,741	838,724
Steven L. Horowitz	7,500	158,250	21,667	70,833	416,433	1,361,417
Richard G. Stalzer	—	—	45,833	69,167	647,167	931,033
Bruce J. Zanca	—	—	53,125	96,875	1,137,406	2,074,094

(1)	Based on the fair market value of our Common Stock as of December 31, 2005 of $29.52 per share as reported on the Nasdaq National Market, less the exercise price payable upon exercise of such options.

Employment Agreements

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

On June 21, 2004, Thomas R. Evans, was appointed President and Chief Executive Officer and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Evans is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria,. Under the terms of the employment agreement, Mr. Evans agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of one year thereafter, Mr. Evans agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. Evans’ termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date. Mr. Evans was also granted options to purchase 600,000 shares of the Company’s common stock at $8.46, the fair market value on the date of grant. The options have a seven year term and vest as follows: 200,000 shares on July 1, 2005; and 16,666.667 shares on the first day of each month beginning August 1, 2005 and ending July 1, 2007. On October 26, 2004, Mr. Evans was granted options to purchase 500,000 shares of the Company’s common stock at $10.01, the fair market value on the date of grant. The options have a seven year term and vest as to all 500,000 shares five years from the date of grant. Vesting accelerates if, at any point during the term of the option, the fair market value of the Company’s common stock is at or above the following incremental thresholds for ninety consecutive trading days; $20.00 - 100,000 shares; $22.50 - 50,000 shares; $25.00 - 75,000 shares; $27.50 - 50,000 shares; $30.00 - 75,000 shares; $32.50 - 75,000 shares; $35.00 - 75,000 shares.

On July 15, 2004, Bruce J. Zanca, was appointed Senior Vice President and Chief Communications/Marketing Officer and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Zanca is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria. Under the terms of the employment agreement, Mr. Zanca agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of one year thereafter, Mr. Zanca agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. Zanca’s termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date. Mr. Zanca was also granted options to purchase 150,000 shares of the Company’s common stock at $8.11, the fair market value on the date of grant. The options have a seven year term and vest as follows: 37,500 shares on July 15, 2005; and 3,125 shares on the first day of each month beginning August 1, 2005 and ending July 15, 2008.

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

On October 4, 2004, Steve Horowitz, was appointed Vice President and Publisher and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Horowitz is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria. Under the terms of the employment agreement, Mr. Horowitz agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of one year thereafter, Mr. Horowitz agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. Horowitz’ termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to six month’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable three months after the termination date; and one-third payable six months from the termination date. Mr. Horowitz was also granted options to purchase 100,000 shares of the Company’s common stock at $10.30, the fair market value on the date of grant. The options have a seven year term and vest as follows: 25,000 shares on October 25, 2005; and 2,083.333 shares on the first day of each month beginning November 1, 2005 and ending October 25, 2008.

On May 23, 2005, Lynn Varsell, was appointed Vice President-Publisher and entered into an employment agreement with the Company. Under the terms of the employment agreement, Ms. Varsell is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria. Under the terms of the employment agreement, Ms. Varsell agrees to assign to the Company all of her copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of her employment and for a period of six months thereafter, Ms. Varsell agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Ms. Varsell’ termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to six months’ base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable three months after the termination date; and one-third payable six months from the termination date. Ms. Varsell was also granted options to purchase 50,000 shares of the Company’s common stock at $17.13, the fair market value on the date of grant. The options have a seven-year term and vest as follows: 12,500 shares on May 23, 2006; and 1,041.667 shares on the first day of each month beginning April 1, 2006 and ending May 23, 2009.

On May 31, 2005, Daniel P. Hoogterp, was appointed Senior Vice President-Chief Technology Officer and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. Hoogterp is entitled to receive an annual base salary as stipulated in the employment agreement, an annual bonus contingent on achieving certain performance criteria, and a guaranteed bonus of $50,000 for 2005 that was paid in the first quarter of 2006. Under the terms of the employment agreement, Mr. Hoogterp agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of six months thereafter, Mr. Hoogterp agrees not to compete with the Company and, for a period of one year thereafter, not to recruit any of the Company’s employees. Upon Mr. Hoogterp’ termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to one year’s base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months from the termination date. Mr. Hoogterp was also granted options to purchase 80,000 shares of the Company’s common stock at $18.26, the fair market value on the date of grant. The options have a seven-year term and vest as follows: 20,000 shares on May 31, 2006; and 1,666.667 shares on the first day of each month beginning April 1, 2006 and ending May 31, 2009.

Compensation of Directors

Richard J. Pinola received $25,000 in cash compensation in 2005 for serving as Audit Committee Chairman. No other employee nor non-employee directors receive any cash compensation for their services as such. Annually, on the first business day of the year, each non-employee director receives an option to purchase 10,000 shares of the Company’s common stock at the fair market value on the date of grant. The Company reimburses each director for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and any of its committees.

Compensation Committee Interlocks and Insider Participation

The following non-employee directors were the members of the Compensation Committee of the Board of Directors during 2005: Randall E. Poliner (Chairman) and Robert P. O’Block. None of the members of the Compensation Committee is a current or former officer or employee of the Company.

Compensation Committee Report on Executive Compensation

General

The Compensation Committee of the Company's Board of Directors has furnished the following report on executive compensation in accordance with the rules and regulations of the Commission. This report outlines the duties of the Compensation Committee with respect to executive compensation, the various components of the Company's compensation program for executive officers and other key employees, and the basis on which the 2005 compensation was determined for the executive officers, with particular detail given to the 2005 compensation for the Company's Chief Executive Officer.

Compensation of Executive Officers Generally

The Compensation Committee is responsible for establishing compensation levels for the executive officers of the Company, including the annual bonus plan for executive officers, and for administering the Company's equity compensation plans. The Compensation Committee is comprised of two independent directors: Messrs. Poliner (Chairman) and O’Block. The Compensation Committee's overall objective is to establish a compensation policy that will (1) attract, retain and reward executives who contribute to the achievement of the Company's business objectives; (2) motivate executives to attain these objectives; and (3) align the interests of executives with those of the Company's long-term investors. The Company compensates executive officers with a combination of salary and incentives designed to focus their efforts on maximizing both the near-term and long-term financial performance of the Company. In addition, the Company's compensation program rewards individual performance that furthers Company goals. The executive compensation program includes base salary, incentive bonuses, long-term equity incentive awards in the form of stock option grants, and other benefits. Each executive officer's compensation package is designed to provide an appropriately weighted mix of these elements, which cumulatively provide a level of compensation roughly equivalent to that paid by companies of similar size and complexity.

Base Salary. Base salary levels for each of the Company's executive officers, including the Chief Executive Officer, are generally set within a range of base salaries that the Compensation Committee believes are paid to executive officers at companies deemed comparable to the Company based on similarities in revenue levels, industry segments and competitive employment markets. In addition, the Compensation Committee generally takes into account the Company's past financial performance and future expectations, as well as the performance of the executives and changes in the executives' responsibilities. The annual base salary the Company has agreed to pay Mr. Evans ($300,000) is the amount specified in his employment agreement with the Company.

Incentive Bonuses. The Compensation Committee recommends the payment of bonuses to provide an incentive to executive officers. Bonuses are awarded only if the Company achieves or exceeds certain corporate performance objectives. The incentive bonus to each executive officer is based on the individual executive's performance as it relates to the Company's performance.

Equity Incentives. Stock options are used by the Company to provide a stock-based incentive to improve the Company's financial performance and to assist in the recruitment, retention and motivation of professional, managerial and other personnel. Stock options are also designed to align the interests of the Company's executive officers with those of its stockholders by encouraging executive officers to enhance the value of the Company, the price of the Common Stock, and hence, the stockholders’ return over the long term. Generally, stock options are granted to executive officers from time to time based primarily upon the individual's actual and/or potential contributions to the Company and the Company's financial performance over the long term. During the year ended December 31, 2005, options to purchase 196,000 shares of Common Stock were granted to the Company’s current executive officers.

Compensation of the Chief Executive Officer

The Committee annually reviews the performance and compensation of the Chief Executive Officer based on its assessment of past performance and its expectation of future contributions to the Company’s performance. On June 21, 2004, Thomas R. Evans was appointed President and Chief Executive Officer and entered into an employment agreement with the Company. Under the terms of the employment agreement, the Company has agreed to pay Mr. Evans an annual salary of $300,000 and an annual bonus of at least $100,000. The Committee believes the compensation paid to Mr. Evans is reasonable.

Members of the
Compensation Committee

Randall E. Poliner, Chairman
Robert P. O’Block

Policy with Respect to Qualifying Compensation for Deductibility

Section 162(m) of the Internal Revenue Code imposes a limit on tax deductions for annual compensation (other than performance-based compensation) in excess of one million dollars paid by a corporation to its Chief Executive Officer and the other four most highly compensated executive officers. The Company has not established a policy with regard to Section 162(m) of the Internal Revenue Code, because the Company has not paid and does not currently anticipate paying annual compensation in excess of one million dollars to any employee. None of the compensation paid by the Company in 2004 was subject to limitations on deductibility. The Board of Directors will continue to assess the impact of Section 162(m) on its compensation practices and determine what further action, if any, is appropriate.

Stock Performance Graph

The following graph provides a comparison of the cumulative total stockholder return on the Company's Common Stock for the period from December 31, 1999 through December 31, 2005, against the cumulative stockholder return during such period achieved by the Nasdaq Stock Market Index for U.S. Companies ("Nasdaq US") and the Hemscott Internet Information Providers Index ("Hemscott Group Index"). The graph assumes that $100 was invested on December 31, 1999 in the Company's Common Stock and in each of the comparison indices, and assumes reinvestment of dividends.

		Nasdaq	Hemscott
December 31,	Bankrate, Inc.	Market Index	Group Index
2000	$100	$100	$100
2001	346	80	55
2002	2,048	56	46
2003	6,585	84	127
2004	7,367	91	186
2005	15,702	93	282

The Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under either of such Acts.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the amount and percent of shares of Common Stock that, at February 28, 2006, are deemed under the rules of the Securities and Exchange Commission (the "Commission") to be "beneficially owned" by each member of the Board of Directors, by each nominee for election to the Board of Directors, by each executive officer of the Company named in the Summary Compensation Table below, by all directors and executive officers of the Company as a group, and by any person or "group" (as that term is used in the Securities Exchange Act of 1934, as amended (“Exchange Act”)) known to the Company to be a "beneficial owner" of more than 5% of the outstanding shares of Common Stock as of that date. The information concerning the beneficial ownership of the Company’s directors and officers is based solely on information provided by those individuals.

Beneficial Ownership Table

	Common Stock
	Beneficially Owned (1)
	Number of
	Shares of	Percentage
Name of Beneficial Owner	Common Stock	of Class
Peter C. Morse (2)	5,115,625	32.1%
Principal Stockholder and Chairman of the Board
Fidelity Management & Research Company (3)	1,590,843	9.3%
Principal Stockholder
Trafelet & Company, LLC (4)	1,552,600	9.1%
Principal Stockholder
Wellington Management Company, LLP (5)	1,190,964	7.0%
Principal Stockholder
Capital Research and Management Company (6)	872,530	5.1%
Principal Stockholder
Thomas R. Evans (7)	650,000	3.9%
President, Chief Executive Officer and Director
Randall E. Poliner (8)	607,165	3.8%
Director
Robert P. O'Block (9)	465,325	2.9%
Director
G. Cotter Cunningham (10)	111,175	*
Senior Vice President-Chief Operating Officer
Bruce J. Zanca (11)	66,625	*
Senior Vice President-Chief Communications/Marketing Officer
William C. Martin (12)	65,715	*
Director
Richard G. Stalzer (13)	58,542	*
Senior Vice President-Chief Revenue Officer
Richard J. Pinola (14)	40,000	*
Director
Steven L. Horowitz (15)	37,500	*
Senior Vice President-Product and Business Development
All current executive officers and directors as a group (13 persons)	7,278,453	42.6%

* Less than 1% of the outstanding Common Stock.

(1)
For purposes of calculating the percentage beneficially owned, the number of shares of Common Stock deemed outstanding includes (i) 15,878,967 shares outstanding at February 28, 2006, and (ii) shares issuable by the Company pursuant to options held by the respective persons which may be exercised within 60 days following the February 28, 2006. The shares issuable pursuant to options are considered to be outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 65,000 shares of Common Stock issuable upon exercise of stock options. The address of Mr. Morse is 100 Front Street, Suite 900, West Conshohocken, Pennsylvania 19428.

(3)	Based solely on information in a Schedule 13G/A filed with the Commission on February 10, 2006. The address of Fidelity Management & Research Company is 82 Devonshire Street, Boston, MA 02109.

(4)	Based solely on information in a Schedule 13G/A filed with the Commission on February 14, 2006. The address of Trafelet & Company, LLC is 900 Third Avenue, 5th Floor, New York, NY 10022.

(5)	Based solely on information in a Schedule 13G filed with the Commission on February 14, 2006. The address of Wellington Management Company, LLC is 75 State Street, Boston, MA 02109.

(6)	Based solely on information in a Schedule 13G filed with the Commission on February 10, 2006. The address of Capital Research and Management Company is 333 South Hope Street, Los Angeles, CA 90071.

(7)
Represents 650,000 shares of Common Stock issuable to Mr. Evans upon exercise of stock options which includes 75,000 shares and 50,000 shares from a performance-based grant that vested on March 10, 2006 and March 14, 2006, respectively.

(8)	Includes 65,000 shares of Common Stock issuable to Mr. Poliner upon exercise of stock options.

(9)	Includes 65,000 shares of Common Stock issuable to Mr. O'Block upon exercise of stock options.

(10)	Includes 64,125 shares of Common Stock issuable to Mr. Cunningham upon exercise of stock options.

(11)	Includes 65,625 shares of Common Stock issuable to Mr. Zanca upon exercise of stock options.

(12)	Includes 52,500 shares of Common Stock issuable to Mr. Martin upon exercise of stock options.

(13)	Represents 60,781 shares of Common Stock issuable to Mr. DeFranco upon exercise of stock options.

(14)	Represents 58,542 shares of Common Stock issuable to Mr. Stalzer upon exercise of stock options.

(15)	Includes 35,000 shares of Common Stock issuable to Mr. Pinola upon exercise of stock options.

(16)	Represents 37,500 shares of Common Stock issuable to Mr. Horowitz upon exercise of stock options.

Equity Compensation Plan Information

The following table summarizes information about the Company's equity compensation plans as of December 31, 2005. All outstanding awards relate to the Company's Common Stock. For additional information about the Company's equity compensation plans, see Note 3 to the consolidated financial statements in Item 8. above.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securities holders (1)	2,631,955	$12.69	553,000
Equity compensation plans not approved by securities holders	—	—	—
Total	2,631,955	$12.69	553,000

(1)
All of the shares reported reflect stock options granted under the Company's 1997 Equity Compensation Plan, as amended, and the 1999 Equity Compensation Plan, as amended. See Note 3 to the consolidated financial statements in Item 8. above for more information about these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information Regarding Our Independent Public Accountants

KPMG LLP served as our independent accountants for the fiscal year ended December 31, 2005. This firm was appointed by our Audit Committee and was ratified by stockholders at the 2005 annual meeting. KPMG LLP has been our independent registered public accountants since 1998.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by KPMG LLP during those periods.

	Year Ended December 31,
	2005	2004
Audit fees (1)	$369,150	$285,000
Audit related fees (2)	44,370	—
Tax fees (3)	18,500	16,000
	$432,020	$301,000

(1)
Audit fees billed to the Company by KPMG LLP for auditing the Company’s annual financial statements, the audit of internal controls over financial reporting and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-Q that were filed with the Securities and Exchange Commission.

(2)	Audit related fees billed by KPMG LLP.

(3)	Tax fees billed by KPMG LLP include fees related to preparing the 2005 and 2004 U.S. corporate income and state income and franchise tax returns.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee of the Board of Directors has implemented procedures under the Company’s Audit Committee Pre-Approval Policy for Audit and Non-Audit Services (the “Pre-Approval Policy”) to ensure that all audit and permitted non-audit services provided to the Company are pre-approved by the Audit Committee. Specifically, the Audit Committee pre-approves the use of KPMG LLP for specific audit and non-audit services, within approved monetary limits. If a proposed service has not been pre-approved pursuant to the Pre-Approval Policy, then it must be specifically pre-approved by the Audit Committee before it may be provided by KPMG LLP. Any pre-approved services exceeding the pre-approved monetary limits require specific approval by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members when expedition of services is necessary. All of the audit-related, tax and all other services provided by KPMG LLP to the Company in 2005 were approved by the Audit Committee by means of specific pre-approvals or pursuant to the procedures contained in the Pre-Approval Policy.

The Audit Committee has determined that all non-audit services provided by KPMG LLP in 2005 were compatible with maintaining its independence in the conduct of its auditing functions.

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
2.1
Agreement and Plan of Reorganization dated November 20, 2005, by and among Bankrate, Inc., FastFind, LLC, and Wescoco LLC - incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K (filed 12/6/05) (No. 0-25681).

2.2
Agreement and Plan of Merger dated November 20, 2005, by and among Bankrate, Inc., Sub 1, Sub 2, Mortgage Market Information Services, Inc. and Interest.com, Inc., Scarlett Enterprises, Ltd., and James R. De Both - incorporated herein by reference to Exhibit 2.2 of the Registrant’s Form 8-K (filed 12/6/05) (No. 0-25681).

3.1	Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form S-1/A (filed 4/16/99) (No. 333-74291).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 2.2 of the Registrant’s Form 10-Q (filed 11/13/00) (No. 0-25681).

3.3	Amended and Restated Bylaws- incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form S-1/A (filed 4/16/99) (No. 333-74291).

10.1
Executive Employment Agreement effective June 21, 2004, between Thomas R. Evans and the Company - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (filed 6/30/04) (No. 0-25681). *

10.2
Executive Employment Agreement effective July 15, 2004, between Bruce J. Zanca and the Company - incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-K (filed 3/16/05) (No. 0-25681). *

10.3
Executive Employment Agreement effective October 4, 2004, between Steve Horowitz and the Company - incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-K (filed 3/16/05) (No. 0-25681). *

10.4
Sublease Agreement dated November 18, 2004, between the Company and New Cingular Wireless Services, Inc. f/k/a AT&T Wireless Services, Inc. - incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-K (filed 3/16/05) (No. 0-25681).

10.5
Aggregator Agreement effective January 1, 2005 between the Company and iHomeowners, Inc. - incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 10-K (filed 3/16/05) (No. 0-25681). #

10.6
Marketing Agreement effective January 21, 2005 between the Company and LowerMyBills, Inc. - incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 10-K (filed 3/16/05) (No. 0-25681). #

10.7	Bankrate, Inc. 1997 Equity Compensation Plan - incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form S-1 (filed 2/11/99) (No. 333-74291). *

10.8	Bankrate, Inc. 1999 Equity Compensation Plan - incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form S-1 (filed 2/11/99) (No. 333-74291). *

10.9
Form of Stock Option Agreement under the 1997 Equity Compensation Plan and 1999 Compensation Plan - incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form S-1 (filed 2/11/99) (No. 333-74291). *

10.10
Executive Employment Agreement dated January 1, 2004 between G. Cotter Cunningham and Bankrate, Inc. - incorporated herein by reference to Exhibit 10.14 on Registrant’s Form 10-K (filed 3/15/04) (No. 0-25681). *

10.11
Executive Employment Agreement dated January 1, 2004 between Robert J. DeFranco and Bankrate, Inc. - incorporated herein by reference to Exhibit 10.15 on Registrant’s Form 10-K (filed 3/15/04) (No. 0-25681). *

10.12	Executive Employment Agreement effective May 23, 2005 between Lynn E. Varsell and Bankrate, Inc. * +

10.13
Executive Employment Agreement dated May 31, 2005 between Daniel P. Hoogterp and Bankrate, Inc. - incorporated herein by reference to Exhibit 10.1 on Registrant’s Form 10-Q (filed 8/9/05) (No. 0-25681). *

10.14	Lease Agreement dated November 3, 2005 between Gardens Plaza Investors, LLC and Bankrate, Inc. +

11.1	Statement re Computation of Per Share Earnings. **

21.1	Subsidiaries of the Registrant. +

23.1	Consent of KPMG LLP. +

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

+	File herewith.
#
An application has been submitted to the Securities and Exchange Commission for confidential treatment of portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. These portions have been omitted from this exhibit.

**
Information required to be presented in Exhibit 11 is provided in note 1 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 16th day of March, 2006.

By:	/s/ Thomas R. Evans
Thomas R. Evans
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

	President	March 16, 2006
/s/ Thomas R. Evans	Chief Executive Officer
Thomas R. Evans	(Principal Executive Officer)

	Senior Vice President	March 16, 2006
/s/ Robert J. DeFranco	Chief Financial Officer
Robert J. DeFranco	(Principal Financial and Accounting Officer)

	Senior Vice President	March 16, 2006
/s/ G. Cotter Cunningham	Chief Operating Officer
G. Cotter Cunningham

/s/ William C. Martin	Director	March 16, 2006
William C. Martin

/s/ Peter C. Morse	Director	March 16, 2006
Peter C. Morse

/s/ Robert P. O'Block	Director	March 16, 2006
Robert P. O'Block

/s/ Richard J. Pinola	Director	March 16, 2006
Richard J. Pinola

/s/ Randall E. Poliner	Director	March 16, 2006
Randall E. Poliner