Form 10-K/A
period 2005-12-31
BANKRATE INC
filed 2006-03-20
CIK 1080866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to provide Exhibit 10.14, which was inadvertently omitted in the original filing, and to amend Exhibit 23.1. Unaffected Items have not been repeated in this Amendment No. 1.

Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update or change the financial statements or any other Items or disclosures in the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 16, 2006. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3)  Exhibits.

The exhibits to this report are listed below.

Exhibits	Description

10.14	Lease Agreement dated November 3, 2005 between Gardens Plaza Investors, LLC and Bankrate, Inc. +

23.1	Consent of Independent Registered Public Accounting Firm +

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 20th day of March, 2006.

By:	/s/ Robert J. DeFranco
Robert J. DeFranco
Senior Vice President and
Chief Financial Officer