Form 10-Q
period 2006-03-31
BANKRATE INC
filed 2006-05-02
CIK 1080866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ______

Commission File No. 0-25681

(Exact name of registrant as specified in its charter)

Florida	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11760 U.S. Highway One, Suite 500
North Palm Beach, Florida	33408
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (561) 630-2400

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the issuer's common stock as of April 28, 2006 was as follows: 15,894,333 shares of Common Stock, $.01 par value.

Bankrate, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006

Introductory Note

This Quarterly Report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “target”, “goal”, and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, and the following sections of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 (the “2005 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A, “Business,” and (c) “Introduction” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bankrate, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$4,431,496	$3,479,609
Accounts receivable, net of allowance for doubtful accounts of approximately $1,466,000 at March 31, 2006 and $1,630,000 at December 31, 2005	11,011,251	8,838,879
Deferred income taxes, current portion	4,641,874	6,445,636
Insurance claim receivable	89,780	85,575
Prepaid expenses and other current assets	871,516	481,677
Total current assets	21,045,917	19,331,376

Furniture, fixtures and equipment, net of accumulated depreciation and amortization of approximately $3,327,000 at March 31, 2006 and $3,160,000 at December 31, 2005	1,015,593	1,063,307
Deferred income taxes	379,461	28,769
Intangible assets, net of accumulated amortization of approximately $1,077,000 at March 31, 2006 and $697,000 at December 31, 2005	11,287,646	11,652,161
Goodwill	30,030,233	30,035,399
Other assets	813,055	442,211

Total assets	$64,571,905	$62,553,223

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$1,531,691	$3,215,645
Accrued expenses	3,884,604	5,093,187
Deferred revenue	1,181,455	1,176,119
Other current liabilities	56,355	37,187
Total current liabilities	6,654,105	9,522,138

Other liabilities	202,054	178,133

Total liabilities	6,856,159	9,700,271

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized and undesignated	-	-
Common stock, par value $.01 per share-- 100,000,000 shares authorized; 15,890,468 and 15,857,877 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	158,905	158,579
Additional paid in capital	73,502,185	70,981,544
Accumulated deficit	(15,945,344)	(18,287,171)
Total stockholders' equity	57,715,746	52,852,952

Total liabilities and stockholders' equity	$64,571,905	$62,553,223

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
Revenue:	2006	2005
Online publishing	$15,615,999	$9,266,553
Print publishing and licensing	4,172,433	1,155,296
Total revenue	19,788,432	10,421,849
Cost of revenue:
Online publishing	2,900,584	1,639,475
Print publishing and licensing	3,542,110	1,103,169
Total cost of revenue	6,442,694	2,742,644

Gross margin	13,345,738	7,679,205

Operating expenses:
Sales	1,088,275	841,847
Marketing	851,343	1,519,623
Product development	1,024,503	504,106
General and administrative	5,537,824	1,914,278
Depreciation and amortization	557,762	189,239
	9,059,707	4,969,093
Income from operations	4,286,031	2,710,112
Other income:
Interest income	20,330	141,263
Insurance recovery in excess of costs and expenses	-	220,705
Total other income	20,330	361,968

Income before income taxes	4,306,361	3,072,080
Provision for income taxes	1,964,534	1,167,390
Net income	$2,341,827	$1,904,690

Basic and diluted net income per share:
Basic	$0.15	$0.12
Diluted	$0.14	$0.12
Weighted average common shares outstanding:
Basic	15,874,946	15,787,264
Diluted	16,771,044	16,561,802

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,341,827	$1,904,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	557,762	189,239
Provision for doubtful accounts receivables	325,000	95,247
Stock compensation expense	1,777,623	-
Deferred income taxes	1,453,070	1,167,390
Changes in operating assets and liabilities:
Accounts receivable	(2,343,069)	(617,008)
Prepaid expenses and other assets	(415,881)	(26,471)
Accounts payable	(1,683,954)	(269,242)
Accrued expenses	(1,208,583)	54,725
Other liabilities	48,425	(106,998)
Net cash provided by operating activities	852,220	2,391,572
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(210,530)	(98,791)
Cash used in business acquisitions	(149,140)	-
Proceeds from the sale of assets	6,750	-
Restricted cash	(290,757)	-
Net cash used in investing activities	(643,677)	(98,791)
Cash flows from financing activities:
Proceeds from exercise of stock options	497,584	38,506
Tax benefit-stock options	245,760	-
Net cash provided by financing activities	743,344	38,506
Net increase in cash and cash equivalents	951,887	2,331,287
Cash and equivalents, beginning of period	3,479,609	27,735,267
Cash and equivalents, end of period	$4,431,496	$30,066,554

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$437,993	$10,000

See accompanying notes to condensed consolidated financial statements.

BANKRATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its wholly-owned subsidiaries, Wescoco LLC, Mortgage Market Information Services, Inc., and Interest.com, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying interim condensed consolidated financial statements conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company’s 2005 Form 10-K, as amended. The interim financial information is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets, condensed consolidated statements of income and cash flows for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2005 Form 10-K, as amended.

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
Basic and Diluted Net Income Per Share

The Company computes basic net income per share by dividing net income for the period by the weighted average number of shares outstanding for the period, excluding unvested stock options. Diluted net income per share includes the effect of common stock equivalents, consisting of unvested outstanding stock options and unrecognized compensation expense and tax benefits in accordance with SFAS No. 123R,to the extent the effect is not anti-dilutive, using the treasury stock method.

The weighted average number of common shares outstanding used in computing diluted net income per share for the three months ended March 31, 2006 and 2005 includes the shares resulting from the dilutive effect of outstanding stock options. For the three months ended March 31, 2006 and 2005, 22,000 and 268,500 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

Goodwill

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires us to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. We have determined that we have two reporting units, online publishing and print publishing and licensing, under SFAS No. 142, as these are the components of the business for which discrete financial information is available and for which segment management regularly reviews the operating results.

The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, accordingly, the enterprise must perform step two of the impairment test (measurement).

We perform an annual impairment review of goodwill for both reporting units during the fourth quarter of each year, or more frequently, if facts and circumstances warrant a review.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
In connection with the acquisition of Wescoco LLC, d/b/a “FastFind” on November 30, 2005, a final payment of approximately $149,000 was made based on an adjustment to Closing Date Net Working Capital as defined under section 3.03 of the Agreement and Plan of Merger dated November 20, 2005. Goodwill was adjusted accordingly.

The Agreement and Plan of Merger for the acquisition of Mortgage Market Information Services, Inc. and Interest .com dated December 1, 2005 contains a provision in section 3.03 for the potential adjustment to Closing Date Equity, as defined. To date, no such adjustment has been agreed on and there have been no purchase price adjustments recorded as changes in goodwill.

Stock-Based Compensation

During the first quarter of fiscal 2006, the Company adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123 — revised 2004 (“SFAS No. 123R”), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The adoption of SFAS No. 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 3 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods, as if we had recorded stock-based compensation expense.

Stockholders’ Equity

The activity in stockholder’s equity for the three months ended March 31, 2006 is shown below.

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2005	15,857,877	$158,579	$70,981,544	$(18,287,171)	$52,852,952
Stock options exercised	32,591	326	497,258	-	497,584
Tax benefit-stock options	-	-	245,760	-	245,760
Stock compensation expense	-	-	1,777,623	-	1,777,623
Net income for the period	-	-	-	2,341,827	2,341,827
Balances, March 31, 2006	15,890,468	$158,905	$73,502,185	$(15,945,344)	$57,715,746

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded. The valuation allowance is based on management's judgment as to future taxable income in light of historical results, the current environment, forecasted performance and other factors.

Comprehensive Income

Comprehensive income is the same as net income for the three months ended March 31, 2006 and 2005.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations or cash flows As the Company currently has no financial instruments within the scope of SFAS No. 155.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS No. 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. There was no impact on the Company’s financial statements after adopting SFAS No. 154 on January 1, 2006.

NOTE 2 - SEGMENT INFORMATION

The Company currently operates in two reportable business segments: online publishing, and print publishing and licensing. The online publishing division is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with the Company’s Internet site, Bankrate.com. The print publishing and licensing division is primarily engaged in the sale of advertising in the Mortgage Guide rate tables, newsletter subscriptions, and licensing of research information. The acquired operations of FastFind and Interest.com are included in the online publishing segment. The acquired operations of Mortgage Market Information Services, Inc. are included in the print publishing and licensing segment. The Company evaluates the performance of its operating segments based on segment profit (loss).

The Company had one online customer that accounted for approximately 11% of total revenue for the three months ended March 31, 2006. No single customer accounted for more than 10% of total revenue for the three months ended March 31, 2005. No material revenues were generated outside of the United States.

Summarized segment information as of, and for, the three months ended March 31, 2006 is presented below.

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Three Months Ended March 31, 2006
Revenue	$15,615,999	$4,172,433	$-	$19,788,432
Cost of revenue	2,900,584	3,542,110	-	6,442,694
Gross margin	12,715,415	630,323	-	13,345,738
Sales	1,088,275	-	-	1,088,275
Marketing	851,343	-	-	851,343
Product development	927,385	97,118	-	1,024,503
General and administrative expenses	4,506,010	1,031,814	-	5,537,824
Depreciation and amortization	510,990	46,772	-	557,762
Other income	-	-	20,330	20,330
Provision for income taxes	-	-	(1,964,534)	(1,964,534)
Segment profit (loss)	$4,831,412	$(545,381)	$(1,944,204)	$2,341,827
Goodwill	$26,088,711	$3,941,522	$-	$30,030,233
Total assets	$45,524,429	$9,542,517	$9,504,959	$64,571,905

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Three Months Ended March 31, 2005
Revenue	$9,266,553	$1,155,296	$-	$10,421,849
Cost of revenue	1,639,475	1,103,169	-	2,742,644
Gross margin	7,627,078	52,127	-	7,679,205
Sales	841,847	-	-	841,847
Marketing	1,519,623	-	-	1,519,623
Product development	448,224	55,882	-	504,106
General and administrative expenses	1,702,074	212,204	-	1,914,278
Depreciation and amortization	168,261	20,978	-	189,239
Other income	-	-	361,968	361,968
Provision for income taxes	-	-	(1,167,390)	(1,167,390)
Segment profit (loss)	$2,947,049	$(236,937)	$(805,422)	$1,904,690
Total assets	$6,756,464	$508,157	$40,363,580	$47,628,201

NOTE 3 - STOCK-BASED COMPENSATION

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and non-employee members of the Board of Directors in the form of incentive and non-qualified stock options and restricted stock. Currently, the Company grants stock options from the 1997 Equity Compensation Plan, as amended, and the 1999 Equity Compensation Plan, as amended. The Board of Directors has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants.

Beginning with the first quarter of fiscal 2006, the Company adopted SFAS No. 123R. See Note 1 for a description of our adoption of SFAS No. 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include its expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

The Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in the Staff Accounting Bulletin (“SAB”) 107. The Company estimated the volatility of its common stock by using a weighted average of historical stock price volatility and implied volatility in market traded options in accordance with SAB 107. The decision to use a weighted average volatility factor was based upon the relatively short period of availability of data on actively traded options on its common stock, and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The Company based the risk-free interest rate that it uses in the option pricing model on U.S. Treasury constant maturity issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods or if it decides to use a different valuation model, the future periods may differ significantly from what it has recorded in the current period and could materially affect its operating income, net income and net income per share.

Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan options. Under this method, compensation was recognized over the grant’s vesting period only if the current market price of the underlying stock on the date of grant exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company had elected to apply the intrinsic value-based method of accounting described above, and adopted the disclosure requirements of SFAS No. 148.

The following table provides the fair value of the options granted during the three-month periods ended March 31, 2006 and 2005 using the Black-Scholes option pricing model together with a description of the assumptions used to calculate the fair value. Options for 293,000 and 329,500 shares were granted during the three-month periods ended March 31, 2006 and 2005, respectively.

	Three Months Ended March 31,
	2006	2005
Weighted average exercise price	$34.73	$13.35
Expected volatility	70%	100%
Weighted average risk free rate	4.5%	3.9%
Expected lives	4.75 years	5 years
Expected dividend yield	0%	0%

The stock-based compensation recognized in our consolidated statement of income for the three months ended March 31, 2006 is as follows:

Three Months
Ended March 31,
Income Statement Classifications	2006
Cost of revenue - online publishing	$208,496
Cost of revenue - print publishing and licensing	10,131
Sales expenses	156,885
Product development	113,532
General and administrative	1,288,579
Total	$1,777,623

The following table sets forth the pro forma amounts of net income and net income per share, for the three months ended March 31, 2005, that would have resulted if the Company had accounted for its stock options under the fair value recognition provisions of SFAS No. 123R.

Three Months
Ended March 31,
2005
Net income:
As reported	$1,904,690
Less total stock-based employee compensation determined under fair value-based method for all awards, net of related tax effect	(715,152)
Pro forma	$1,189,538
Basic and diluted net income per common share-reported:
Basic	$0.12
Diluted	0.12
Basic and diluted net income per common share-pro forma:
Basic	0.08
Diluted	0.07
Weighted average common shares outstanding-reported:
Basic	15,787,264
Diluted	16,561,802
Weighted average common shares outstanding-pro forma:
Basic	15,928,883
Diluted	15,928,883

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on its consolidated statement of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

As of March 31, 2006, there was $21.7 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

General Stock Option Information

The following table sets forth the summary of option activity under the Company’s stock option plans for the three months ended March 31, 2006:

	Number of	Price Per	Weighted Average
	Shares	Share	Exercise Price
Balance, December 31, 2005	2,631,955	$0.85 to $32.25	$12.69
Granted	293,000	$28.91 to $37.84	$34.73
Exercised	(32,591)	$1.75 to $18.44	$15.32
Forfeited	(50,758)	$12.63 to $32.25	$22.33
Expired	-	-	-
Balance, March 31, 2006	2,841,606	$0.85 to $37.84	$14.76

Information regarding stock options outstanding at March 31, 2006 is summarized below:

	Options Outstanding		Options Exercisable
		Weighted Average		Average
	Number	Remaining	Number	Exercise
Prices	of Shares	Contractual Life (Years)	of Shares	Price
$0.85	67,160	3.84	67,160	$0.85
$1.19 to $1.75	7,707	6.04	7,707	1.21
$2.39 to $8.46	870,540	5.43	516,373	7.06
$10.01 to $12.63	789,940	5.40	420,565	10.59
$13.00 to $18.44	605,759	5.45	242,551	14.97
$26.98 to $32.25	257,500	6.68	-	-
$35.75 to $37.84	243,000	6.87	-	-
	2,841,606	5.63	1,254,356	$9.41

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

The Company also filed a demurrer to the Amended Complaint, contending that it failed to state facts constituting a valid cause of action against the Company. AI filed motions:

(i)	for a preliminary injunction against the Company, seeking an order requiring us to publish AI's advertisements and to cease publishing the alleged false advertisements of AI's competitors, and
(ii)	seeking sanctions against the Company for having filed an allegedly “frivolous” anti-SLAPP motion.

By Orders dated April 24, and May 22, 2003, the trial court:

(i)	denied the Company’s anti-SLAPP motion,
(ii)	granted the Company’s demurrer as to AI's common law unfair competition claim, but otherwise overruled the demurrer,
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

The Company will continue to vigorously defend itself against all of AI's claims. The Company has filed two motions for summary adjudication. The first seeks summary adjudication of AI's false advertising causes of action. The second seeks summary adjudication of AI's conspiracy in restraint of trade causes of action. The motions are scheduled for hearing by the Court on June 13, 2006, and June 27, 2006, respectively. Trial of the matter is currently scheduled to begin on November 6, 2006. Currently, the outcome of this matter is uncertain. The Company cannot estimate at this time the amount of loss, if any, which could result from an adverse resolution of this litigation.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, and Part II Item A “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Business Overview

Bankrate, Inc. (the "Company" or “Bankrate”) owns and operates an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com, is the Web's leading aggregator of information on more than 300 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications. Bankrate.com provides the tools and information that can help consumers make better financial decisions. We regularly survey approximately 4,800 financial institutions in more than 575 markets in all 50 states in order to provide the most current objective, unbiased information. Hundreds of print and online partner publications depend on Bankrate.com as the trusted source for financial rates and information.

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

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Yahoo! Finance, AOL Personal Finance and MSN Money; personal finance destination sites, such as The Motley Fool, CBS MarketWatch, SmartMoney.com, Kiplinger.com and CNNMoney.com; e-commerce oriented sites that include banking and credit products, such as LendingTree and Pricegrabber; lead aggregators, such as LowerMyBills, iHomeowners and NexTag; Print mortgage table sellers like National Financial News Service; rate listing sites, such as MonsterMoving, Realtor.com/Move.com, Informa Research Services and Checkinterestrates.com/CarsDirect; and key word cost-per-click advertising sites/networks such as Google, Yahoo! Search Marketing, Ask Jeeves and MIVA. Our traffic has grown from 700,000 unique visitors per month in early 2000 to over 5 million unique visitors per month in 2006 according to Omniture.

The key drivers to our business are the number of advertisers on our Web site and the number of consumers visiting our Web site or page views. We added over 60 new graphic advertisers and over 180 new hyperlink advertisers in 2005. During the first quarter of 2006, graphic advertisements were published by an average of 45 monthly graphic advertisers compared to 51 in 2005.  During the first quarter of 2006, there were an average of approximately 334 hyperlink advertisers each month compared to 377 during the first quarter of  2005.  The new cost-per-click ("CPC") pricing structure, launched on October 1, 2005, does not rely on the quantity of the advertisers as did the flat-fee model but rather on the page view traffic. The number of advertisers has grown from approximately 320 in 2001 to over 370 in 2006. Page views have grown from 237 million in 2001 to 430 million in 2005, and were 124.2 million in the first quarter of 2006.

We have improved our gross margin from 71% in 2001 to 74% in 2005. Our gross margin in the first quarter of 2006 was 67% due to the inclusion of the results of Mortgage Market Information Services, Inc. (“MMIS”), which we acquired in the fourth quarter of 2005, and we expect our gross margin to remain at approximately this level for the remainder of 2006. The newspaper rate table business has typically generated margins in the 15% to 20% range which we expect to continue for the remainder of 2006. We have reduced other operating expenses (excluding stock compensation expense, barter expense, legal settlement charges and severance charges) as a percentage of total revenue (excluding barter revenue) from 70% in 2001 to 38% in 2006. Our income before income taxes (excluding legal settlement charges, severance charges and stock compensation expense) as a percentage of total revenue (excluding barter revenue) has grown to 31% in 2006.

Adjusted Other Operating Expenses and Total Revenue, Excluding Barter
($ 000's)
	Q1 06	2005	2004	2003	2002	2001
Total revenue	$19,788	$49,049	$39,204	$36,621	$26,571	$18,257
Barter revenue	-	(2,254)	(3,088)	(3,164)	(2,912)	(2,558)
	19,788	46,795	36,116	33,457	23,659	15,699
Other operating expenses	9,060	21,993	21,130	19,301	15,334	13,724
Barter expense	-	(2,254)	(3,088)	(3,164)	(2,920)	(2,750)
Severance charge	-	-	(260)	-	-	-
Legal settlement charge	-	-	(510)	-	-	-
Stock compensation expense	(1,559)	-	-	-	-	-
	$7,501	$19,739	$17,272	$16,137	$12,414	$10,974
Adjusted other operating expenses as a
percentage of total revenue excluding barter	38%	42%	48%	48%	52%	70%

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable, stock-based compensation and legal contingencies have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Below we discuss the critical accounting estimates associated with these policies. Historically, our judgments, estimates and assumptions relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see the discussion in the section titled “Results of Operations and Critical Accounting Policies” below, and Note 1 in Notes to Financial Statements in our 2005 Form 10-K, as amended.

Income Taxes

As required by Statement of Financial Accounting Standards (“SFAS”) No. 109, we use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and the tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and our deferred tax assets and liabilities, and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws and our interpretation of current tax laws. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of deferred tax assets take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred tax assets inaccurate. Any of the assumptions, judgments and estimates could cause our actual income tax obligations to differ from our estimates and could materially impact our financial position and results of operations.

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. As of March 31, 2006, our allowance decreased due to collections on fully-reserved accounts during the first quarter. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses.

Stock-Based Compensation

We adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123R - revised 2004 (“SFAS No. 123R”) Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, during the quarter ended March 31, 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

We currently use the Black-Scholes option pricing model to determine the fair value of our stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in Staff Accounting Bulletin (“SAB 107”). We estimate the volatility of our common stock by using a weighted average of historical stock price volatility, and implied volatility in market traded options in accordance with SAB 107. Our decision to use a weighted average volatility factor was based upon the relatively short period of availability of data on actively traded options on our common stock, and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury constant maturity issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Stock-based compensation expense recognized in our condensed consolidated statement of income for the three months ended March 31, 2006 is as follows:

Three Months
Ended March 31,
Income Statement Classifications	2006
Cost of revenue - online publishing	$208,496
Cost of revenue - print publishing and licensing	10,131
Sales expenses	156,885
Product development	113,532
General and administrative	1,288,579
Total	$1,777,623

Legal Contingencies

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

On May 22, 2003, we appealed the order denying our anti-SLAPP claim, and AI, among other things, appealed the order denying its motion for preliminary injunction. The Court of Appeal of the State of California, Fourth Appellate District, affirmed the various appeals and denied all relief requested. On January 15, 2004, AI filed its Second Amended Complaint asserting five counts, including claims for:

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

We will continue to vigorously defend against all of AI's claims. We have filed two motions for summary adjudication. The first seeks summary adjudication of AI's false advertising causes of action. The second seeks summary adjudication of AI's conspiracy in restraint of trade causes of action. The motions are scheduled for hearing by the Court on June 13, 2006, and June 27, 2006, respectively. Trial of the matter is currently scheduled to begin on November 6, 2006. Currently, the outcome of this matter is uncertain. We cannot estimate at this time, the amount of loss, if any, which could result from an adverse resolution of this litigation.

Significant Developments

On April 3, 2006, Edward J. DiMaria was appointed Senior Vice President-Chief Financial Officer and entered into an employment agreement with the Company. Under the terms of the employment agreement, Mr. DiMaria is entitled to receive an annual base salary as stipulated in the employment agreement, and an annual bonus contingent on achieving certain performance criteria. Under the terms of the employment agreement, Mr. DiMaria agrees to assign to the Company all of his copyrights, trade secrets and patent rights that relate to the business of the Company. Additionally, during the term of his employment and for a period of one year thereafter, Mr. DiMaria agrees not to compete with the Company and not to recruit any of the Company’s employees. Upon Mr. DiMaria’s termination of employment for certain reasons (i.e., without cause or resignation for good reason), the Company agrees to pay a separation payment equal to twelve months’ base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable twelve months from the termination date. Mr. DiMaria was also granted options to purchase 150,000 shares of the Company’s common stock at $42.33, the fair market value on the date of grant. The options have a seven-year term and vest as follows: 37,500 shares on April 3, 2007; and 3,125 shares on the first day of each month beginning May 1, 2007 and ending April 3, 2010.

Results of Operations and Critical Accounting Policies

The following is our analysis of the results of operations for the periods covered by our financial statements, including a discussion of the accounting policies and practices (revenue recognition, accounting for income taxes, the allowance for doubtful accounts receivable, stock-based compensation and legal contingencies) that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our interim condensed consolidated financial statements, including the related notes. See “Results of Operations and Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2005 Form 10-K, as amended, for additional information concerning the revenue and expense components of our online and print publishing operations.

Results of Operations

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Total Revenue

Revenue:	Q1 05	Q2 05	Q3 05	Q4 05	Q1 06
Online publishing	$9,266,553	$11,204,023	$11,214,265	$11,611,543	$15,615,999
Print publishing and licensing	1,155,296	1,161,007	1,157,758	2,278,586	4,172,433
Total revenue	$10,421,849	$12,365,030	$12,372,023	$13,890,129	$19,788,432

Revenue

Online Publishing Revenue

We sell graphical advertisements on our Web site (including co-branded sites) consisting of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the cost per thousand impressions, or CPM, the advertiser receives. The amount of advertising we sell is a function of (1) the number of visitors to our Web site, (2) the number of ad pages we serve to those visitors, (3) the number of advertisements per page, and (4) the capacity of our sales force. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions to be delivered at the contractual price, or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned income on the balance sheet and is recognized later when the under-delivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. Additionally, we generate revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to our Web site transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser, subject to our verification. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We also sell hyperlinks (interest rate table listings) to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned. We also sell text links on our rate pages to advertisers on a cost-per-click, or CPC basis. Advertisers enter an auction bidding process on a third-party Web site for placement of their text link based on the amount they are willing to pay for each click though to their Web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process. On October 1, 2005, we launched a new pay-for-performance pricing structure for our interest rate table (hyperlink) advertising business. The new pricing structure is a CPC model whereby advertisers will now pay us each time a visitor to our Web site clicks on a rate table listing. Prior to this launch, advertisers paid a flat monthly fee for their hyperlink.

Online publishing revenue prior to the first quarter of 2006 included barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses were recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. We followed the accounting literature provided by Emerging Issues Task Force No. 99-17, Accounting for Advertising Barter Transactions (EITF 99-17”). In accordance with EITF 99-17, barter transactions were valued based on similar cash transactions which occurred within six months prior to the date of the barter transaction. Revenue from barter transactions was recognized as income when advertisements were delivered on our Web site. Barter expense was recognized when our advertisements ran on the other companies' Web sites, which was typically in the same period barter revenue was recognized. Barter revenue was approximately $621,000 for the quarter ended March 31, 2005, and was approximately $2,254,000 for the year ended December 31, 2005. Barter revenue was intentionally eliminated as of January 1, 2006 as we focus more on monetizing our available views through paid advertising.

Quarterly Online Publishing Revenue

	Q1 05	Q2 05	Q3 05	Q4 05	Q1 06
Graphic ads	$5,351,065	$6,665,380	$6,595,789	$6,565,494	$9,159,104
Hyperlinks	3,294,682	3,817,716	4,180,521	4,572,049	6,456,895
Barter	620,806	720,927	437,955	474,000	-
	$9,266,553	$11,204,023	$11,214,265	$11,611,543	$15,615,999

Excluding barter revenue, online publishing revenue of $15,616,000 for the three months ended March 31, 2006 was $6,970,000, or 81%, higher than the $8,646,000 reported for the same period in 2005. This increase was due to a $3,808,000, or 71%, increase in graphic ad sales, and a $3,162,000, or 96%, increase in hyperlink sales.  Approximately $2,000,000 of the increase was due to the revenue from Wescoco LLC, d/b/a “FastFind” and Interest.com, both of which were acquired in the fourth quarter of 2005.

Page views for the quarter were 124.2 million and were 13.2 million, or 12%, higher than the 111.0 million reported in the same period in 2005. While CPM’s on graphic ad sales were slightly less than $3.00 lower than the first quarter of 2005, we sold approximately 172 million, or 66%, more graphic ads in the first quarter of 2006 compared to the first quarter of 2005. Compared to the fourth quarter of 2005, graphic ad revenue was up $2,600,000, or 40%, on 4% higher CPM’s and 27 million, or 7%, more graphic ads sold.

The increase in hyperlink sales for the quarter ended March 31, 2006 was due to favorable product pricing, despite an 11% decline in the number of hyperlink advertisers compared to the quarter ended March 31, 2005. Our new CPC pricing structure, launched on our rate tables on October 1, 2005, does not rely on the quantity of advertisers as did our flat fee-based model, but rather on page view traffic. Sequentially, hyperlink revenue was up $1,885,000, or 41%, over the $4,572,000 reported in the fourth quarter of 2005.

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

Page Views
(Millions)
	2006	2005	2004	2003	2002	2001
Q1	124.2	111.0	117.2	106.7	58.4	70.5
Q2	-	113.8	92.6	121.8	48.0	52.2
Q3	-	107.8	92.0	100.3	82.1	47.3
Q4	-	97.6	91.3	75.8	79.3	66.5

Year	-	430.2	393.1	404.6	267.8	236.5

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

Quarterly Print Publishing & Licensing Revenue

	Q1 05	Q2 05	Q3 05	Q4 05	Q1 06
Mortgage Guide	$945,083	$928,504	$944,943	$2,064,044	$3,927,380
Editorial	210,213	232,503	212,815	214,542	245,048
	$1,155,296	$1,161,007	$1,157,758	$2,278,586	$4,172,428

Print publishing and licensing revenue for the quarter ended March 31, 2006 was up $3,000,000, or 261%, compared to the comparable period in 2005 primarily due to an increase in Mortgage Guide revenue. Approximately $2,800,000 of this increase was due to the revenue from Mortgage Market Information Services, Inc., ("MMIS") which we acquired in the fourth quarter of 2005. We ended the first quarter of 2006 with 163 Mortgage Guide contracts, having acquired 107 of the contracts in the MMIS acquisition. Editorial sales were up 17% as newspapers continue to cut costs and reduce their internal editorial content costs.

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

Online Publishing Gross Margin

Non-GAAP	Q1 05	Q2 05	Q3 05	Q4 05	Q1 06
Online publishing revenue, excluding barter	$8,645,747	$10,483,096	$10,776,310	$11,137,543	$15,615,999
Cost of online publishing revenue,excluding stock compensation expense	1,639,475	1,823,127	1,902,520	2,023,967	2,692,088
Gross margin	$7,006,272	$8,659,969	$8,873,790	$9,113,576	$12,923,911
Gross margin as a percentage of revenue	81%	83%	82%	82%	83%
GAAP
Online publishing revenue	$9,266,553	$11,204,023	$11,214,265	$11,611,543	$15,615,999
Cost of online publishing revenue	1,639,475	1,823,127	1,902,520	2,023,967	2,900,584
Gross margin	$7,627,078	$9,380,896	$9,311,745	$9,587,576	$12,715,415
Gross margin as a percentage of revenue	82%	84%	83%	83%	81%

Online publishing costs for the three months ended March 31, 2006, excluding stock compensation expense of $208,000 were $1,053,000, or 64%, higher than the comparable amount reported in the first quarter of 2005. This increase was due primarily to increases in human resource costs of $196,000; higher revenue sharing payments of $431,000 due to higher associated revenue; and approximately $430,000 of costs associated with FastFind and Interest.com which were acquired in the fourth quarter of 2005.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing and licensing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs typically vary proportionately with the related revenues.

Print Publishing & Licensing Gross Margin

Non-GAAP	Q1 05	Q2 05	Q3 05	Q4 05	Q1 06
Print publishing & licensing revenue	$1,155,296	$1,161,007	$1,157,758	$2,278,586	$4,172,433
Cost of print publishing & licensing revenue excluding stock compensation expense	1,103,169	1,075,375	1,116,943	2,050,530	3,531,979
Gross margin	$52,127	$85,632	$40,815	$228,056	$640,454
Gross margin as a percentage of revenue	5%	7%	4%	10%	15%
GAAP
Print publishing & licensing revenue	$1,155,296	$1,161,007	$1,157,758	$2,278,586	$4,172,433
Cost of print publishing & licensing revenue	1,103,169	1,075,375	1,116,943	2,050,530	3,542,110
Gross margin	$52,127	$85,632	$40,815	$228,056	$630,323
Gross margin as a percentage of revenue	5%	7%	4%	10%	15%

While print publishing and licensing costs, excluding stock compensation expense of $10,000, for the quarter ended March 31, 2006 of $3,532,000 increased by approximately $2,429,000 from the comparable amount reported in the first quarter of 2005, our gross margin has improved due to the synergies realized from the acquisition of the newspaper rate table business of MMIS.

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead. Sales costs for the three months ended March 31, 2006, excluding stock compensation expense of $157,000 were $931,000, and were approximately $90,000, or 11%, higher than the comparable amount reported in the first quarter of 2005. The increase is due primarily to higher sales commissions on the 90% increase in total revenue.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay per performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs. Marketing costs also included barter expense prior to January 1, 2006 which represented the non-cash cost of our advertisements that were run on other companies’ Web sites in our barter transactions. Barter expense was $621,000 for the quarter ended March 31, 2005. Excluding barter expense, marketing expenses for the quarter ended March 31, 2006 of $851,000 were approximately 5% lower than the $899,000 reported in the first quarter of 2005, and page views in Q1 06 were 13.2 million, or 12%, higher than the 111.0 million page views in Q1 05. We have been able to reduce our marketing spending as more traffic comes directly to our Web site than from our paid search programs. During the first quarter of 2006, approximately 96% of our traffic came directly to our Web site, up from 83% in the first quarter of 2005.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development and other technology costs. Product development costs for the three months ended March 31, 2006, excluding stock compensation expense of $114,000, were $911,000, and were $407,000, or 81%, higher than the comparable amount reported in the first quarter of 2005. The increase is due primarily to the addition of our Chief Technology Officer in May 2005, additional infrastructure costs associated with the FastFind acquisition, and expenses associated with the design and development of new products and higher human resources costs supporting our expanded infrastructure.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. Excluding stock compensation expense of $1,289,000 in the first quarter of 2006, these costs were $4,249,000 and were $2,335,000, or 122% higher than the comparable amount reported in the first quarter of 2005. Approximately $1,157,000 were general and administrative costs for FastFind, MMIS and Interest.com, acquired in the fourth quarter of 2005. Other cost increases included legal and accounting - $776,000; bad debt expense - $150,000; and bank service and merchant charges - $50,000.

Depreciation and Amortization

Excluding the amortization of acquired intangible assets of $352,000 in the quarter ended March 31, 2006, depreciation and amortization was $17,000, or 9%, higher than the amount reported in the same period in 2005 due to assets placed in service during the fourth quarter of 2005 and the first quarter of 2006, and the assets acquired with our fourth quarter 2005 acquisitions.

Other Income

Other income consists of interest income generated from invested cash and cash equivalents. Interest income for the three months ended March 31, 2006 was lower than the amount reported in the same period in 2005 due to lower cash balances. Additionally, the quarter ended March 31, 2005 included a $221,000 gain from insurance proceeds.

Income Taxes

	Three Months Ended
	March 31,
	2006	2005	Change
Provision for income taxes	$1,964,534	$1,167,390	68%
Percentage of total revenues	10%	11%	-
Effective tax rate	46%	38%	-

Overall, our effective tax rate increased by 8% in the first quarter of 2006. This was primarily the result of adopting SFAS 123R as of January 1, 2006 as well as expansion of our operations into certain higher state tax jurisdictions.

Goodwill and Intangible Assets

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

In connection with the acquisition of Wescoco LLC, d/b/a “FastFind” on November 30, 2005, a final payment of approximately $149,000 was made based on an adjustment to Closing Date Net Working Capital as defined under section 3.03 of the Agreement and Plan of Merger dated November 20, 2005. Goodwill was adjusted accordingly.

The Agreement and Plan of Merger for the acquisition of Mortgage Market Information Services, Inc. and Interest .com dated December 1, 2005 contains a provision in section 3.03 for the potential adjustment to Closing Date Equity, as defined. To date, no such adjustment has been agreed on and there have been no purchase price adjustments recorded as changes in goodwill.

Liquidity and Capital Resources

	March 31, 2006	December 31, 2005	Change
Cash and cash equivalents	$4,431,496	$3,479,609	27%
Working capital	14,391,812	9,809,238	47%
Stockholders' equity	57,715,746	52,852,952	9%

Our principal source of liquidity is the cash generated by our product revenue. Another source of cash is proceeds from the exercise of employee stock options. As of March 31, 2006, our primary commitments were approximately $10,668,000 in operating lease payments over the next 10 years, as well as capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $6,048,000 through March 31, 2007. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or any off-balance sheet arrangements.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of March 31, 2006.

	Payments Due
		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations (1)	10,668,278	1,130,798	2,160,079	1,892,617	5,484,784
Purchase obligations (2)	514,467	430,667	83,800	-	-
Other long-term obligations	-	-	-	-	-
	$11,182,745	$1,561,465	$2,243,879	$1,892,617	$5,484,784

(1) Includes our obligations under existing operating leases.
(2) Represents base contract amounts for Internet hosting, co-location content distribution and other infrastructure costs.

During the three months ended March 31, 2006, we generated $852,000 of net cash from operating activities. Our net income of $2,342,000 was adjusted for the impact of stock compensation expense of $1,778,000; the deferred income tax provision of $1,453,000; depreciation and amortization of $558,000, bad debt expense of $325,000, and a net negative change in the components of operating assets and liabilities of $5,603,000. Of this negative change, $2,343,000 resulted from an increase in accounts receivable, $1,684,000 resulted from a decrease of $1,684,000 in accounts payable, and $1,209,000 resulted from a decrease in accrued expenses. Accounts receivable balances were higher at March 31, 2006 supporting higher sales levels, larger customers buying advertising through agencies that typically extend payments beyond 60 days, and slower collections from the recently acquired MMIS newspaper rate table business. The decrease in accounts payable and accrued expenses was due to scheduled payments to trade vendors, and payments made in the first quarter of 2006 for 2005 sales commission and the management incentive plan. During the three months ended March 31, 2006, net cash of $211,000 was used to purchase furniture & equipment; we paid $291,000 in lease security deposits for the new Chicago and New York offices; we paid an additional $149,000 to the sellers of FastFind under the terms of Agreement and Plan of Merger dated November 30, 2005; and $743,000 was provided by financing activities, primarily the result of stock option exercises.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of March 31, 2006, all of our cash equivalents matured in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluations as of March 31, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

On May 22, 2003, we appealed the order denying our anti-SLAPP claim, and AI, among other things, appealed the order denying its motion for preliminary injunction. The Court of Appeal of the State of California, Fourth Appellate District, affirmed the various appeals and denied all relief requested. On January 15, 2004, AI filed its Second Amended Complaint asserting five counts, including claims for:

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

We will continue to vigorously defend itself against all of AI's claims. We have filed two motions for summary adjudication. The first seeks summary adjudication of AI's false advertising causes of action. The second seeks summary adjudication of AI's conspiracy in restraint of trade causes of action. The motions are scheduled for hearing by the Court on June 13, 2006, and June 27, 2006, respectively. Trial of the matter is currently scheduled to begin on November 6, 2006. Currently, the outcome of this matter is uncertain. We cannot estimate at this time, the amount of loss, if any, which could result from an adverse resolution of this litigation.

Item 1 A. Risk Factors

There have been no material changes in our risk factors from those disclosed  in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)	Exhibits

10.1	Executive Agreement effective April 3, 2006 between Edward J. DiMaria and Bankrate, Inc.

31.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2.1	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Dated: May 2, 2006	By:	/s/ EDWARD J. DIMARIA
Edward J. DiMaria
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)