Form 10-Q
period 2006-06-30
BANKRATE INC
filed 2006-08-09
CIK 1080866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The number of outstanding shares of the issuer's common stock as of July 31, 2006 was as follows: 18,112,043 shares of Common Stock, $.01 par value.

Bankrate, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006

Introductory Note

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “target”, “goal”, and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. For information concerning these factors and related matters, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, and the following sections of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 (the “2005 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., “Business,” and (c) “Introduction” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Quarterly Report. We do not undertake to update any forward-looking statement, except as required by law.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
Bankrate, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets

Cash and cash equivalents	$102,359,536	$3,479,609
Accounts and notes receivable, net of allowance for doubtful accounts of approximately $1,853,000 at June 30, 2006 and $1,630,000 at December 31, 2005, respectively	13,709,282	8,838,879
Deferred income taxes, current portion	4,909,942	6,445,636
Insurance claim receivable	—	85,575
Prepaid expenses and other current assets	708,881	481,677
Total current assets	121,687,641	19,331,376

Furniture, fixtures and equipment, net of accumulated depreciation and amortization of approximately $3,497,000 at June 30, 2006 and $3,160,000 at December 31, 2005	1,504,489	1,063,307
Deferred income taxes	1,223,619	28,769
Intangible assets, net of accumulated amortization of approximately $1,472,000 at June 30, 2006 and $697,000 at December 31, 2005	10,900,627	11,652,161
Goodwill	30,030,233	30,035,399
Other assets	732,665	442,211

Total assets	$166,079,274	$62,553,223

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$2,601,551	$3,215,645
Accrued expenses	3,084,786	5,093,187
Deferred revenue	1,240,324	1,176,119
Other current liabilities	67,719	37,187
Total current liabilities	6,994,380	9,522,138

Other liabilities	199,617	178,133

Total liabilities	7,193,997	9,700,271

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share-- 100,000,000 shares authorized; 18,111,766 and 15,857,877 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	181,118	158,579
Additional paid in capital	172,123,522	70,981,544
Accumulated deficit	(13,419,363)	(18,287,171)
Total stockholders' equity	158,885,277	52,852,952

Total liabilities and stockholders' equity	$166,079,274	$62,553,223

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.
Condensed Consolidated Statememts of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2006	2005	2006	2005
Online publishing	$15,464,987	$11,204,023	$31,080,986	$20,470,576
Print publishing and licensing	4,201,383	1,161,007	8,373,816	2,316,303
Total revenue	19,666,370	12,365,030	39,454,802	22,786,879
Cost of revenue:
Online publishing	2,806,868	1,823,127	5,707,452	3,462,602
Print publishing and licensing	3,773,258	1,075,375	7,315,368	2,178,544
Total cost of revenue	6,580,126	2,898,502	13,022,820	5,641,146

Gross margin	13,086,244	9,466,528	26,431,982	17,145,733

Operating expenses:
Sales	1,247,916	970,597	2,336,191	1,812,444
Marketing	1,188,918	1,713,010	2,040,261	3,232,633
Product development	805,193	510,777	1,829,696	1,014,883
General and administrative	5,896,743	2,221,655	11,434,567	4,135,933
Depreciation and amortization	564,653	208,335	1,122,415	397,574
	9,703,423	5,624,374	18,763,130	10,593,467
Income from operations	3,382,821	3,842,154	7,668,852	6,552,266
Other income:
Interest income	624,975	212,144	645,305	353,407
Insurance recovery in excess of costs and expenses	—	—	—	220,705
Total other income	624,975	212,144	645,305	574,112

Income before income taxes	4,007,796	4,054,298	8,314,157	7,126,378
Provision for income taxes	1,481,815	1,540,634	3,446,349	2,708,024
Net income	$2,525,981	$2,513,664	$4,867,808	$4,418,354

Basic and diluted net income per share:
Basic	$0.15	$0.16	$0.29	$0.28
Diluted	$0.14	$0.15	$0.28	$0.27
Weighted average common shares outstanding:
Basic	17,138,053	15,804,045	16,509,989	15,795,981
Diluted	17,876,380	16,590,763	17,183,295	16,578,483

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.
Condensed Consolidated  Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$4,867,808	$4,418,354
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,122,415	397,574
Provision for doubtful accounts	666,000	127,218
Share based compensation	4,962,495	—
Tax benefit-stock options	574,954	—
Deferred income taxes	340,844	2,708,025
Changes in operating assets and liabilities:
Accounts receivable	(5,382,100)	(1,834,565)
Other assets	(141,007)	297,210
Accounts payable	(614,094)	(22,345)
Accrued expenses	(2,008,401)	1,136,869
Other liabilities	116,221	(79,633)
Net cash provided by operating activities	4,505,135	7,148,707
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(877,060)	(152,102)
Cash used in business acquisitions	(149,140)	—
Proceeds from the sale of assets	67,500	12,350
Restricted cash	(293,576)	—
Net cash used in investing activities	(1,252,276)	(139,752)
Cash flows from financing activities:
Proceeds from the sale of common stock	90,693,760	—
Proceeds from the exercise of stock options	2,647,811	85,742
Execss tax benefit-stock options	2,285,497	—
Net cash provided by financing activities	95,627,068	85,742
Net increase in cash and cash equivalents	98,879,927	7,094,697
Cash and equivalents, beginning of period	3,479,609	27,735,267
Cash and equivalents, end of period	$102,359,536	$34,829,964

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$437,993	$18,000

See accompanying notes to condensed consolidated financial statements.

BANKRATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Bankrate, Inc. and subsidiaries (the "Company") owns and operates an Internet-based consumer banking marketplace. The Company’s flagship Web site, Bankrate.com (the “Web site”), is one of the Web’s leading aggregators of information on more than 300 financial products, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company is organized under the laws of the state of Florida.

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

The unaudited financial information in the table below summarizes the combined results of operations of the Company, FastFind and MMIS, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2005 or of the results that may occur in the future.

	Three Months Ended	Three Months Ended	Six Months Ended
	March 31, 2005	June 30, 2005	June 30, 2005
Total revenue	$16,665,141	$17,992,580	$34,657,721
Income from operations	2,209,954	3,547,682	5,757,636
Net income	1,505,729	2,198,021	3,703,750

Basic and diluted earnings per share:
Basic	$0.10	$0.14	$0.23
Diluted	$0.09	$0.13	$0.22
Weighted average common shares outstanding:
Basic	15,787,264	15,804,045	15,795,981
Diluted	16,561,802	16,590,763	16,578,483

        Stock Offering

In May 2006, the Company closed a public offering of 2,697,776 shares of its common stock, of which 2,005,991 shares were sold by the Company and 691,785 shares were sold by certain of the Company’s existing shareholders, at a price of $48.25 per share resulting in net proceeds to the Company of approximately $92.4 million, which includes $1.7 million in proceeds from the exercise of stock options by existing shareholders.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its wholly-owned subsidiaries, FastFind and MMIS, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company’s 2005 Form 10-K, as amended. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets, condensed consolidated statements of income and cash flows for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted.

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

Basic and Diluted Net Income Per Share

The Company computes basic net income per share by dividing net income for the period by the weighted average number of shares outstanding for the period, excluding unvested stock options. Diluted net income per share includes the effect of common stock equivalents, consisting of unvested outstanding stock options and unrecognized compensation expense and tax benefits in accordance with SFAS No. 123R to the extent the effect is not anti-dilutive, using the treasury stock method.

The weighted average number of common shares outstanding used in computing diluted net income per share for the three and six months ended June 30, 2006 and 2005 includes the shares resulting from the dilutive effect of outstanding stock options. For the three and six months ended June 30, 2006, 4,000 and 154,000 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three and six months ended June 30, 2005, 401,500 shares attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

Goodwill

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires the Company to test goodwill for impairment at least annually at the reporting unit level in lieu of amortization. The Company has determined that it has two reporting units, online publishing and print publishing and licensing, under SFAS No. 142, as these are the components of the business for which discrete financial information is available and for which segment management regularly reviews the operating results.

The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, accordingly, the enterprise must perform step two of the impairment test (measurement).

The Company performs an annual impairment review of goodwill for both reporting units during the fourth quarter of each year, or more frequently, if facts and circumstances warrant a review.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In connection with the acquisition of FastFind on November 30, 2005, the Company made a final payment of approximately $149,000 based on an adjustment to Closing Date Net Working Capital as defined under Section 3.03 of the Agreement and Plan of Merger dated November 20, 2005. Accordingly, goodwill was increased by this amount during the quarter ended June 30, 2006.

The Agreement and Plan of Merger for the acquisition of MMIS dated December 1, 2005 contains a provision in Section 3.03 for the potential adjustment to Closing Date Equity, as defined. To date, no such adjustment has been agreed upon.

Share Based Compensation

During the first quarter of fiscal 2006, the Company adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123 — revised 2004 (“SFAS No. 123R”), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The adoption of SFAS No. 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 3 for further information regarding the Company’s share based compensation assumptions and expenses, including pro forma disclosures for prior periods, as if the Company had recorded stock-based compensation expense.

Stockholders’ Equity

The activity in stockholders’ equity for the three months ended June 30, 2006 is shown below.

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2005	15,857,877	$158,579	$70,981,544	$(18,287,171)	$52,852,952
Stock options exercised	32,591	326	497,258	-	497,584
Tax benefit-stock options	—	—	245,760	—	245,760
Share based compensation	—	—	1,777,623	—	1,777,623
Net income for the period	—	—	—	2,341,827	2,341,827
Balances, March 31, 2006	15,890,468	158,905	73,502,185	(15,945,344)	57,715,746
Proceeds from sale of common stock, net
of offering costs of $6,095,000	2,005,991	20,060	90,673,700	—	90,693,760
Stock options exercised	215,307	2,153	2,148,074	—	2,150,227
Tax benefit—stock options	—	—	2,614,691	—	2,614,691
Share based compensation	—	—	3,184,872	—	3,184,872
Net income for the period	—	—	—	2,525,981	2,525,981
Balances, June 30, 2006	18,111,766	$181,118	$172,123,522	$(13,419,363)	$158,885,277

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

Comprehensive Income

Comprehensive income is the same as net income for the three and six months ended June 30, 2006 and 2005.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (the “Interpretation”).  This Interpretation prescribes a recognition and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and recognition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: management must determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  The Interpretation is effective for fiscal years beginning after December 15, 2006. The provisions of this Interpretation must be applied to all tax positions upon initial adoption of this Interpretation. The cumulative effect of applying the provisions of this Interpretation must be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management has not yet determined what impact, if any, the adoption of this Interpretation will have on our financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial position, results of operations or cash flows as the Company currently has no financial instruments within the scope of SFAS No. 155.

NOTE 2 - SEGMENT INFORMATION

The Company currently operates in two reportable business segments: online publishing, and print publishing and licensing. The online publishing division is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with the Company’s Web site, Bankrate.com. The print publishing and licensing division is primarily engaged in the sale of advertising in the Mortgage Guide rate tables, newsletter subscriptions, and licensing of research information. The acquired operations of FastFind and Interest.com are included in the online publishing segment. The acquired operations of Mortgage Market Information Services, Inc. are included in the print publishing and licensing segment. The Company evaluates the performance of its operating segments based on segment profit (loss).

No single customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2006. The Company had two online customers that accounted for approximately 12% and 10%, respectively, of total revenue for the three months ended June 30, 2005. Those same customers accounted for 11% and 9%, respectively, of total revenue for the six months ended June 30, 2005. No material revenues were generated outside of the United States.

Summarized segment information as of, and for, the three and six months ended June 30, 2006 and 2005 is presented below.

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Three Months Ended June 30, 2006
Revenue	$15,464,987	$4,201,383	$—	$19,666,370
Cost of revenue	2,806,868	3,773,258	—	6,580,126
Gross margin	12,658,119	428,125	—	13,086,244
Sales	1,247,916	—	—	1,247,916
Marketing	1,188,918	—	—	1,188,918
Product development	633,177	172,016	—	805,193
General and administrative expenses	4,650,217	1,246,526	—	5,896,743
Depreciation and amortization	491,533	73,120	—	564,653
Other income, net	—	—	624,975	624,975
Provision for income taxes	—	—	(1,481,815)	(1,481,815)
Segment profit (loss)	$4,446,358	$(1,063,537)	$(856,840)	$2,525,981
Goodwill	$26,088,711	$3,941,522	$—	$30,030,233
Total assets	$47,507,665	$8,636,965	$109,934,644	$166,079,274

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Three Months Ended June 30, 2005
Revenue	$11,204,023	$1,161,007	$—	$12,365,030
Cost of revenue	1,823,127	1,075,375	—	2,898,502
Gross margin	9,380,896	85,632	—	9,466,528
Sales	970,597	—	—	970,597
Marketing	1,713,010	—	—	1,713,010
Product development	462,818	47,959	—	510,777
General and administrative	2,013,054	208,601	—	2,221,655
Depreciation and amortization	188,774	19,561	—	208,335
Other income	—	—	212,144	212,144
Provision for income taxes	—	—	(1,540,634)	(1,540,634)
Segment profit (loss)	$4,032,644	$(190,490)	$(1,328,490)	$2,513,664
Total assets	$7,437,084	$561,076	$43,547,347	$51,545,507

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Six Months Ended June 30, 2006
Revenue	$31,080,986	$8,373,816	$—	$39,454,802
Cost of revenue	5,707,452	7,315,368	—	13,022,820
Gross margin	25,373,534	1,058,448	—	26,431,982
Sales	2,336,191	—	—	2,336,191
Marketing	2,040,261	—	—	2,040,261
Product development	1,441,365	388,331	—	1,829,696
General and administrative	9,187,129	2,247,438	—	11,434,567
Depreciation and amortization	961,452	160,963	—	1,122,415
Other income	—	—	645,305	645,305
Provision for income taxes	—	—	(3,446,349)	(3,446,349)
Segment profit (loss)	$9,407,136	$(1,738,284)	$(2,801,044)	$4,867,808
Goodwill	$26,088,711	$3,941,522	$—	$30,030,233
Total assets	$47,507,665	$8,636,965	$109,934,644	$166,079,274

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Six Months Ended June 30, 2005
Revenue	$20,470,576	$2,316,303	$—	$22,786,879
Cost of revenue	3,462,602	2,178,544	—	5,641,146
Gross margin	17,007,974	137,759	—	17,145,733
Sales	1,812,444	—	—	1,812,444
Marketing	3,232,633	—	—	3,232,633
Product development	911,719	103,164	—	1,014,883
General and administrative	3,715,512	420,421	—	4,135,933
Depreciation and amortization	357,160	40,414	—	397,574
Other income	—	—	574,112	574,112
Provision for income taxes	—	—	(2,708,024)	(2,708,024)
Segment profit (loss)	$6,978,505	$(426,239)	$(2,133,912)	$4,418,354
Total assets	$7,437,084	$561,076	$43,547,347	$51,545,507

NOTE 3 - SHARE BASED COMPENSATION

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

Beginning with the first quarter of fiscal 2006, the Company adopted SFAS No. 123R. See Note 1 for a description of our adoption of SFAS No. 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

The Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in the Staff Accounting Bulletin (“SAB”) 107. The Company estimated the volatility of its common stock by using a weighted average of historical stock price volatility and implied volatility in market traded options in accordance with SAB 107. The decision to use a weighted average volatility factor was based upon the relatively short period of availability of data on actively traded options on its common stock, and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The Company based the risk-free interest rate that it uses in the option pricing model on U.S. Treasury constant maturity issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

If factors change and the Company employs different assumptions for estimating share based compensation expense in future periods or if it decides to use a different valuation model, the future periods may differ significantly from what it has recorded in the current period and could materially affect its operating income, net income and net income per share.

Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan options. Under this method, compensation was recognized over the grant’s vesting period only if the current market price of the underlying stock on the date of grant exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company had elected to apply the intrinsic value-based method of accounting described above, and adopted the disclosure requirements of SFAS No. 148.

The following table provides the fair value of the options granted during the three and six-month periods ended June 30, 2006 and 2005 using the Black-Scholes option pricing model together with a description of the assumptions used to calculate the fair value. Options for 174,000 and 133,000 shares, respectively, were granted during the three-month periods ended June 30, 2006 and 2005. Options for 467,000 and 462,500 shares, respectively, were granted during the six-month periods ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average exercise price	$41.34	$17.81	$37.19	$17.62
Expected volatility	74.7%	115%	71.7%	119%
Weighted average risk free rate	4.9%	2.8%	4.6%	3.6%
Expected lives	4.75 years	5 years	4.75 years	5 years
Expected dividend yield	0%	0%	0%	0%

The share based compensation recognized on our consolidated statement of income for the three and six months ended June 30, 2006 is as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
Income Statement Classifications	2006	2006
Cost of revenue - online publishing	$288,500	$496,996
Cost of revenue - print publishing and licensing	57,691	67,822
Sales	170,152	327,038
Product development	133,101	246,632
General and administrative	2,535,428	3,824,007
Total	$3,184,872	$4,962,495

The following table sets forth the pro forma amounts of net income and net income per share, for the three and six months ended June 30, 2005, that would have resulted if the Company had accounted for its stock options under the fair value recognition provisions of SFAS No. 123R.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income:
As reported	$2,513,664	$4,418,354
Less total share based employee compensation
determined under fair value-based method for all
awards, net of related tax effect	(816,218)	(1,550,884)
Pro forma	$1,697,446	$2,867,470
Basic and diluted net income per common share-reported:
Basic	$0.16	$0.28
Diluted	0.15	0.27
Basic and diluted net income per common share-pro forma:
Basic	0.11	0.18
Diluted	0.11	0.18
Weighted average common shares outstanding-reported:
Basic	15,804,045	15,795,981
Diluted	16,590,763	16,578,483
Weighted average common shares outstanding-pro forma:
Basic	15,804,045	15,795,981
Diluted	15,921,064	15,905,050

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on its consolidated statement of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption on January 1, 2006. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

As of June 30, 2006, there was approximately $22.7 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

General Stock Option Information

The following table sets forth the summary of option activity under the Company’s stock option plans for the six months ended June 30, 2006:

	Number of	Price Per	Weighted Average
	Shares	Share	Exercise Price
Balance, December 31, 2005	2,631,955	$0.85 to $32.25	$12.69
Granted	467,000	$28.91 to $47.47	$37.19
Exercised	(247,898)	$0.85 to $18.44	$10.69
Forfeited	(68,322)	$0.85 to $35.75	$23.54
Expired	—	—	—
Balance, June 30, 2006	2,782,735	$0.85 to $47.47	$16.70

Information regarding stock options outstanding at June 30, 2006 is summarized below:

	Options Outstanding		Options Exercisable
		Weighted Average
	Number	Remaining Contractual Life	Number	Average Exercise
Prices	of Shares	(Years)	of Shares	Price
$0.85	42,134	3.42	42,134	$0.85
$1.75 to $6.75	105,604	6.35	105,604	2.69
$8.11 to $10.01	1,230,000	5.13	860,208	9.22
$10.30 to $17.13	453,810	4.75	238,664	13.49
$18.26 to $28.91	345,187	5.81	75,354	18.39
$32.25 to $47.47	606,000	6.60	—	—
	2,782,735	5.49	1,321,964	$9.73

NOTE 4 - INCOME TAXES

The Company’s effective tax rate decreased by 4% in the second quarter of 2006, primarily the result of adopting SFAS 123R as of January 1, 2006. Overall, the Company’s effective tax rate increased in the six months ended June 30, 2006 compared to 2005 due to adopting SFAS 123R as of January 1, 2006, as well as expansion of its operations into certain higher state tax jurisdictions.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In March 2002, American Interbanc Mortgage, LLC (“AI”), a mortgage lender that advertised on the Web site, filed suit in the Superior Court of California against several of AI's competitors (not including the Company) who also advertised on the Web site for:

(i) false advertising under the federal Lanham Act:
(ii) common law unfair competition: and
(iii) violations of certain sections of the California Business and Professions Code.

In August 2002, the Company declined to renew AI's advertising contract. In December 2002, AI filed a First Amended Complaint (the “Amended Complaint”), adding the Company as a defendant, and asserting an additional claim for an alleged violation of the Cartwright Act, California's antitrust law, alleging that the Company conspired with all of the co-defendants (various mortgage lenders and mortgage brokers) to allow them to engage in allegedly false advertising on the Web site while also precluding AI from advertising on the Web site. The Amended Complaint sought an undisclosed sum of monetary damages, restitution of profits, compensation acquired as a result of the allegedly wrongful conduct, attorney's fees, costs, and injunctive relief. The Company filed a special motion to strike the Amended Complaint under California's anti-SLAPP (Strategic Lawsuits Against Public Participation) statute, contending that:

(i) AI's claims against the Company were all based on publishing decisions protected by the First Amendment of the United States Constitution and its counterpart in the California Constitution; and
(ii) AI could not establish a probability of success on the merits of its claims.

The Company also filed a demurrer to the Amended Complaint, contending that AI failed to state facts constituting a valid cause of action against the Company. AI filed motions:

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

The Company will continue to vigorously defend itself against all of AI's claims. The Company has filed two motions for summary adjudication. The first, seeking summary adjudication of AI's false advertising causes of action, was denied.  The second, seeking summary adjudication of AI's conspiracy in restraint of trade causes of action, is pending and the parties are awaiting the Court's ruling. Trial of the matter is currently scheduled to begin on November 6, 2006. Currently, the outcome of this matter is uncertain. The Company cannot estimate at this time the amount of loss, if any, which could result from an adverse resolution of this litigation.

NOTE 6 - SUBSEQUENT EVENT

On August 2, 2006, the Company announced that it signed an agreement to acquire three Web sites owned and operated by East West Mortgage, Inc. for $4,400,000 in cash. The Web sites to be purchased include Mortgage-calc.com, Mortgagecalc.com and Mortgagemath.com. The asset purchase closed on August 4, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the “Introductory Note” and Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, and Part II Item A. “Risk Factors” in this Quarterly Report on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this Quarterly Report.

Business Overview

Bankrate, Inc. (the "Company", “Bankrate”, “We”, “Us”, or “Our”) owns and operates an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com, is one of the Web's leading aggregators of information on more than 300 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and also through national and state publications. Bankrate.com provides the tools and information that can help consumers make better financial decisions.

We regularly survey approximately 4,800 financial institutions in more than 575 markets in all 50 states in order to provide the most current objective, unbiased information. Hundreds of print and online partner publications depend on Bankrate.com as the trusted source for financial rates and information.

Approximately 30 years ago, we began as a print publisher of the newsletter Bank Rate Monitor. Our rate tables provide, at no cost to the consumer, a detailed list of institutions by market and include relevant details to help consumers compare products.

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

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Yahoo! Finance, AOL Personal Finance and MSN Money; personal finance destination sites, such as The Motley Fool, CBS MarketWatch, SmartMoney.com, Kiplinger.com and CNNMoney.com; e-commerce oriented sites that include banking and credit products, such as LendingTree and Pricegrabber; lead aggregators, such as LowerMyBills, iHomeowners and NexTag; Print mortgage table sellers like National Financial News Service; rate listing sites, such as MonsterMoving, Realtor.com/Move.com, Informa Research Services and Checkinterestrates.com/CarsDirect; and key word cost-per-click advertising sites/networks such as Google, Yahoo! Search Marketing, Ask Jeeves and MIVA. Our traffic has grown from 700,000 unique visitors per month in early 2000 to approximately 5 million unique visitors per month in 2006 according to Omniture.

On November 30, 2005, we completed the acquisition of Wescoco LLC, a Delaware limited liability company d/b/a "FastFind" ("FastFind"). On December 1, 2005, we completed the acquisition of Mortgage Market Information Services, Inc., an Illinois corporation ("MMIS"), and Interest.com, an Illinois corporation ("Interest.com"). These two acquisitions affect the comparability of our results of operations for the three and six-month periods ended June 30, 2006 and 2005.

The key drivers to our business are the number of advertisers on our Web site and the number of consumers visiting our Web site or page views. We added over 60 new graphic advertisers and over 180 new hyperlink advertisers in 2005. The number of advertisers has grown from approximately 320 in 2001 to over 400 in 2006. Page views have grown from 237 million in 2001 to 430 million in 2005, and were 239.4 million in the first half of 2006.

We have improved our gross margin from 71% in 2001 to 74% in 2005. Our gross margin in the first half of 2006 was 68% due to the inclusion of the results of Mortgage Market Information Services, Inc. (“MMIS”), which we acquired in the fourth quarter of 2005, and we expect our gross margin to remain at approximately this level for the remainder of 2006. MMIS added to our print publishing business where our margins have historically been lower than our online publishing margins. The newspaper rate table business has typically generated margins in the 12% to 16% range which we expect to continue for the remainder of 2006. We have reduced other operating expenses as a percentage of total revenue from 75% in 2001 to 49% in 2006. Excluding stock compensation expense, barter expense, legal settlement charges and severance charges, operating expenses as a percentage of total revenue (excluding barter revenue) decreased from 70% in 2001 to 33% in 2006. Our income before income taxes as a percentage of total revenue has grown to 20% in 2006, 37% excluding stock compensation expenses.

Adjusted Other Operating Expenses and Total Revenue, Excluding Barter

($ 000's)
	Q2 06	Q1 06	2005	2004	2003	2002	2001
Total revenue	$19,667	$19,788	$49,049	$39,204	$36,621	$26,571	$18,257
Barter revenue	—	—	(2,254)	(3,088)	(3,164)	(2,912)	(2,558)
	19,667	19,788	46,795	36,116	33,457	23,659	15,699
Other operating expenses	9,703	9,060	21,993	21,130	19,301	15,334	13,724
Barter expense	—	—	(2,254)	(3,088)	(3,164)	(2,920)	(2,750)
Severance charge	—	—	—	(260)	—	—	—
Legal settlement charge	—	—	—	(510)	—	—	—
Stock compensation expense	(3,185)	(1,559)	—	—	—	—	—
	$6,518	$7,501	$19,739	$17,272	$16,137	$12,414	$10,974
Adjusted other operating expenses as a
percentage of total revenue	33%	38%	42%	48%	48%	52%	70%

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable, stock-based compensation and legal contingencies have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Below we discuss the critical accounting estimates associated with these policies. For further information on our critical accounting policies, see the discussion in the section titled “Results of Operations and Critical Accounting Policies” below, and Note 1 in Notes to Financial Statements in our 2005 Form 10-K.

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

Share Based Compensation

We adopted the provisions of, and account for share based compensation in accordance with, SFAS 123R - revised 2004 (“SFAS No. 123R”) Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, during the quarter ended March 31, 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, share based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

We estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in the Staff Accounting Bulletin (“SAB 107”). We estimate the volatility of our common stock by using a weighted average of historical stock price volatility and implied volatility in market traded options in accordance with SAB 107. Our decision to use a weighted average volatility factor was based upon the relatively short period of availability of data on actively traded options on our common stock, and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury constant maturity issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

If factors change and we employ different assumptions for estimating share based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

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

The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Share based compensation expense recognized in our condensed consolidated statement of income for the three and six months ended June 30, 2006 is as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
Income Statement Classifications	2006	2006
Cost of revenue - online publishing	$288,500	$496,996
Cost of revenue - print publishing and licensing	57,691	67,822
Sales	170,152	327,038
Product development	133,101	246,632
General and administrative	2,535,428	3,824,007
Total	$3,184,872	$4,962,495

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

In August 2002, we declined to renew AI's advertising contract. In December 2002, AI filed a First Amended Complaint (the “Amended Complaint”), adding us as a defendant, and asserting an additional claim for an alleged violation of the Cartwright Act, California's antitrust law, alleging that we conspired with all of the co-defendants (various mortgage lenders and mortgage brokers) to allow them to engage in allegedly false advertising on the Web site while also precluding AI from advertising on the Web site. The Amended Complaint sought an undisclosed sum of monetary damages, restitution of profits, compensation acquired as a result of the allegedly wrongful conduct, attorney's fees, costs, and injunctive relief. We filed a special motion to strike the Amended Complaint under California's anti-SLAPP (Strategic Lawsuits Against Public Participation) statute, contending that:

(i) AI's claims against us were all based on publishing decisions protected by the First Amendment of the United States Constitution and its counterpart in the California Constitution; and
(ii) AI could not establish a probability of success on the merits of its claims.

We also filed a demurrer to the Amended Complaint, contending that AI failed to state facts constituting a valid cause of action against us. AI filed motions:

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

On December 20, 2004, we received a Statement of Damages (the “Statement”) by which AI, for the first time, indicated the amount of damages it allegedly seeks. In the Statement AI states, without factual explanation, that it “is informed and believes that its damages are not less than $16.5 million,” allegedly “incurred as a proximate result of [all] defendants' wrongful conduct.” AI seeks to have those damages trebled and also seeks “reasonable attorney's fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs. We believe that all of AI's claims against us are factually and legally without merit.

We will continue to vigorously defend against all of AI's claims. We have filed two motions for summary adjudication. The first, seeking summary adjudication of AI's false advertising causes of action, was denied.  The second, seeking summary adjudication of AI's conspiracy in restraint of trade causes of action, is pending and the parties are awaiting the Court's ruling. Trial of the matter is currently scheduled to begin on November 6, 2006. Currently, the outcome of this matter is uncertain. We cannot estimate at this time the amount of loss, if any, which could result from an adverse resolution of this litigation.

Significant Developments

On August 2, 2006, we announced that we signed an agreement to acquire three Web sites owned and operated by East West Mortgage, Inc. for $4,400,000 in cash. The Web sites to be purchased include Mortgage-calc.com, Mortgagecalc.com and Mortgagemath.com. The asset purchase closed on August 4, 2006.

Results of Operations and Critical Accounting Policies

The following is our analysis of the results of operations for the periods covered by our financial statements that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our interim condensed consolidated financial statements, including the related notes. See “Results of Operations and Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2005 Form 10-K for additional information concerning the revenue and expense components of our online and print publishing operations.

Results of Operations

Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

Total Revenue

Revenue:	Q1 05	Q2 05	Q3 05	Q4 05	Q1 06	Q2 06
Online publishing	$9,266,553	$11,204,023	$11,214,265	$11,611,543	$15,615,999	$15,464,987
Print publishing and licensing	1,155,296	1,161,007	1,157,758	2,278,586	4,172,433	4,201,383
Total revenue	$10,421,849	$12,365,030	$12,372,023	$13,890,129	$19,788,432	$19,666,370

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

Online publishing revenue prior to the first quarter of 2006 included barter revenue, which represents the exchange of advertising space on our Web site for reciprocal advertising space or traffic on other Web sites. Barter revenues and expenses were recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. We followed the accounting literature provided by Emerging Issues Task Force No. 99-17, Accounting for Advertising Barter Transactions (EITF 99-17”). In accordance with EITF 99-17, barter transactions were valued based on similar cash transactions which occurred within six months prior to the date of the barter transaction. Revenue from barter transactions was recognized as income when advertisements were delivered on our Web site. Barter expense was recognized when our advertisements ran on the other companies' Web sites, which was typically in the same period barter revenue was recognized. Barter revenue was approximately $721,000, $1,342,000, and $2,254,000 for the quarter ended June 30, 2005, the six months ended June 30, 2005 and the year ended December 31, 2005, respectively. Barter revenue was intentionally eliminated as of January 1, 2006 as we focus more on monetizing our available views through paid advertising.

Quarterly Online Publishing Revenue

	Q1 05	Q2 05	Q3 05	Q4 05	Q1 06	Q2 06
Graphic ads	$5,351,065	$6,665,380	$6,595,789	$6,565,494	$9,159,104	$9,216,914
Hyperlinks	3,294,682	3,817,716	4,180,521	4,572,049	6,456,895	6,248,073
Barter	620,806	720,927	437,955	474,000	—	—
	$9,266,553	$11,204,023	$11,214,265	$11,611,543	$15,615,999	$15,464,987

Online publishing revenue of $15,465,000 for the three months ended June 30, 2006 was $4,982,000, or 48%, higher than the $10,483,000 reported for the same period in 2005, excluding barter revenue of $721,000. This increase was due to a $2,552,000, or 38%, increase in graphic ad sales, and a $2,430,000, or 64%, increase in hyperlink sales. Approximately $2,130,000 of the increase in graphic ad revenue and $402,000 of the increase in hyperlink revenue was due to the revenue from Wescoco LLC, d/b/a “FastFind” and Interest.com, both of which were acquired in the fourth quarter of 2005.

Page views for the quarter were 116.0 million and were 2.2 million, or 2%, higher than the 113.8 million reported in the same period in 2005. While CPM’s on graphic ad sales were slightly less than $1.00 lower than the second quarter of 2005, we sold approximately 59 million, or 15%, more graphic ads in the second quarter of 2006 compared to the second quarter of 2005. Compared to the first quarter of 2006, graphic ad revenue was up $1%, on 2% lower CPM’s and 11 million, or 2%, more graphic ads sold.

 The increase in hyperlink sales for the quarter ended June 30, 2006 was due to favorable product pricing, despite the number of hyperlink advertisers remaining relatively constant compared to the quarter ended June 30, 2005. Our new CPC pricing structure, launched on our rate tables on October 1, 2005, does not rely on the quantity of advertisers as did our flat fee-based model, but rather on page view traffic. Sequentially, hyperlink revenue was down 3%, from the first quarter as page views declined by 8.2 million, or 7%.

For the first half of 2006, graphic ad revenue of $18,376,000 was $6,360,000, or 53%, higher than the $12,016,000 reported in the first half of 2005. Page views in the first half of 2006 were 240.2 million, up 15.4 million, or 7%, from the 224.8 million reported in the same period in 2005. Approximately $4,127,000 of the increase in graphic ad revenue and $890,000 of the increase in hyperlink revenue was due to the revenue from Wescoco LLC, d/b/a “FastFind” and Interest.com, both of which were acquired in the fourth quarter of 2005.

A majority of our advertising customers purchase advertising under short-term contracts. Customers have the ability to stop, and have on occasion stopped, advertising on relatively short notice. Online publishing revenue would be adversely impacted if we experienced contract terminations, or if we were not able to renew contracts with existing customers or obtain new customers. The market for Internet advertising is intensely competitive and has, in the past, experienced significant downturns in demand that could adversely impact advertising rates. Future revenue could be adversely affected if we were forced to reduce our advertising rates or if we were to experience lower CPM’s.

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

Page Views
(Millions)

	2006	2005	2004	2003	2002	2001
Q1	124.2	111.0	117.2	106.7	58.4	70.5
Q2	116.0	113.8	92.6	121.8	48.0	52.2
Q3	—	107.8	92.0	100.3	82.1	47.3
Q4	—	97.6	91.3	75.8	79.3	66.5

Year	—	430.2	393.1	404.6	267.8	236.5

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

Quarterly Print Publishing & Licensing Revenue

	Q1 05	Q2 05	Q3 05	Q4 05	Q1 06	Q2 06
Mortgage Guide	$945,083	$928,504	$944,943	$2,064,044	$3,927,380	$4,011,368
Editorial	210,213	232,503	212,815	214,542	245,048	190,015
	$1,155,296	$1,161,007	$1,157,758	$2,278,586	$4,172,428	$4,201,383

Print publishing and licensing revenue for the quarter ended June 30, 2006 was up $3,040,000, or 262%, compared to the comparable period in 2005 primarily due to an increase in Mortgage Guide revenue. We ended the first quarter of 2006 with 179 Mortgage Guide contracts, having acquired 107 of the contracts in the MMIS acquisition in the fourth quarter of 2005. Editorial sales were down 18%, as we have not renewed certain custom licensed rate and rate survey data sales contracts due to lack of profitability.

Print publishing and licensing revenue for the first half of 2006 was up $6,058,000, or 262%, compared to the comparable period in 2005 primarily due to an increase in Mortgage Guide revenue related to the contracts acquired in the MMIS acquisition in the fourth quarter of 2005. Editorial sales were essentially flat compared to the six months ended June 30, 2005.

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

Online Publishing Gross Margin

	Q1 05	Q2 05	Q3 05	Q4 05	Q1 06	Q2 06
GAAP
Online publishing revenue	$9,266,553	$11,204,023	$11,214,265	$11,611,543	$15,615,999	$15,464,987
Cost of online publishing revenue	1,639,475	1,823,127	1,902,520	2,023,967	2,900,584	2,806,868
Gross margin	$7,627,078	$9,380,896	$9,311,745	$9,587,576	$12,715,415	$12,658,119
Gross margin as a percentage of revenue	82%	84%	83%	83%	81%	82%
Non-GAAP
Online publishing revenue, excluding barter	$8,645,747	$10,483,096	$10,776,310	$11,137,543	$15,615,999	$15,464,987
Cost of online publishing revenue,excluding stock compensation expense	1,639,475	1,823,127	1,902,520	2,023,967	2,692,088	2,518,368
Gross margin	$7,006,272	$8,659,969	$8,873,790	$9,113,576	$12,923,911	$12,946,619
Gross margin as a percentage of revenue	81%	83%	82%	82%	83%	84%

Online publishing costs for the three months ended June 30, 2006, excluding stock compensation expense of $289,000 were $695,000, or 38%, higher than the comparable amount reported in the second quarter of 2005. This increase was due primarily to increases in human resource costs of $31,000; higher freelance writers’ expense to support the increase in special sections on the Web site of $40,000; higher revenue sharing payments of $181,000 due to higher associated revenue; and approximately $435,000 of costs associated with the acquisitions in the fourth quarter of 2005.

For the first half of 2006, online publishing costs, excluding share based compensation expense of $497,000 were $1,748,000, or 50%, higher than the first half of 2005 due to higher human resource costs of $210,000; higher revenue sharing payments of $612,000; higher freelance writer’s expense of $50,000; and approximately $865,000 of costs associated with the acquisitions in the fourth quarter of 2005.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing and licensing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs typically vary proportionately with the related revenues.

Print Publishing & Licensing Gross Margin

	Q1 05	Q2 05	Q3 05	Q4 05	Q1 06	Q2 06
GAAP
Print publishing & licensing revenue	$1,155,296	$1,161,007	$1,157,758	$2,278,586	$4,172,433	$4,201,383
Cost of print publishing & licensing revenue	1,103,169	1,075,375	1,116,943	2,050,530	3,542,110	3,773,258
Gross margin	$52,127	$85,632	$40,815	$228,056	$630,323	$428,125
Gross margin as a percentage of revenue	5%	7%	4%	10%	15%	10%
Non-GAAP
Print publishing & licensing revenue	$1,155,296	$1,161,007	$1,157,758	$2,278,586	$4,172,433	$4,201,383
Cost of print publishing & licensing revenue excluding stock compensation expense	1,103,169	1,075,375	1,116,943	2,050,530	3,531,979	3,715,567
Gross margin	$52,127	$85,632	$40,815	$228,056	$640,454	$485,816
Gross margin as a percentage of revenue	5%	7%	4%	10%	15%	12%

Print publishing and licensing costs, excluding stock compensation expense of $58,000, for the quarter ended June 30, 2006 of $3,716,000 increased by approximately $2,640,000 from the comparable amount reported in the second quarter of 2005 due to the acquisition of the newspaper rate table business of MMIS in the fourth quarter of 2005. Our gross margin dropped to approximately 12% due to an increase in revenue sharing payments of approximately $248,000, or 31%.

For the first half of 2006, print publishing and licensing costs of $7,248,000, excluding stock compensation expense of $68,000, increased $5,069,000 from the first half of 2005 due to the acquisition of the newspaper rate table business of MMIS in the fourth quarter of 2005. Revenue sharing payments in 2006 were up $409,000, or 26% over the comparable period in 2005.

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead. Sales costs for the three months ended June 30, 2006, excluding stock compensation expense of $170,000 were $1,078,000, and were approximately $107,000, or 11%, higher than the comparable amount reported in the second quarter of 2005. The increase is due primarily to higher human resource costs from additional hires. For the first half of 2006, sales costs, excluding stock compensation expense of $327,000, were $2,009,000, up $197,000, or 11%, over the comparable period in 2005, due to higher human resource costs of $101,000; higher commission expense of approximately $56,000 due to higher revenue; and $36,000 in recruiting costs.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay per performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs. Marketing costs also included barter expense prior to January 1, 2006 which represented the non-cash cost of our advertisements that were run on other companies’ Web sites in our barter transactions. Barter expense was $721,000 and $1,342,000 for the quarter and six months ended June 30, 2005, respectively. Excluding barter expense, marketing expenses for the quarter ended June 30, 2006 of $1,189,000 were approximately 20% higher than the $992,000 reported in the second quarter of 2005. Approximately $274,000 more was spent to drive traffic to the FastFind.com and Interest.com Web sites acquired in the fourth quarter of 2005. Advertising for Bankrate.com was approximately $77,000 higher in the second quarter of 2006 compared to the same quarter in 2005 despite a 7.0 million, or 6%, drop in page views. During the second quarter of 2006, approximately 94% of traffic to Bankrate.com came directly to our Web site, up from 87% in the second quarter of 2005.

For the first half of 2006, marketing costs of $2,040,000 were $149,000, or 8%, higher than the comparable amount reported in 2005, excluding barter expense, primarily due to efforts to drive traffic to the FastFind.com and Interest.com Web sites.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development and other technology costs. Product development costs for the three months ended June 30, 2006, excluding stock compensation expense of $133,000, were $672,000, and were $161,000, or 32%, higher than the comparable amount reported in the second quarter of 2005 due to higher human resource costs ($93,000) and higher training and development costs ($37,000).

For the first half of 2006, excluding stock compensation expense of $246,000, product development costs of $1,583,000 were $568,000, or 56%, higher than the comparable amount in the first half of 2005. The increase is due primarily to the addition of our Chief Technology Officer in May 2005, additional infrastructure costs associated with the FastFind acquisition, and expenses associated with the design and development of new products and higher human resources costs supporting our expanded infrastructure.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. Excluding stock compensation expense of $2,535,000 in the second quarter of 2006, these costs were $3,361,000 and were $1,140,000, or 51% higher than the comparable amount reported in the second quarter of 2005. Approximately $616,000 of these costs were general and administrative costs for the fourth quarter 2005 acquisitions. Other cost increases included human resource costs - $174,000; legal and accounting - $23,000; bad debt expense - $230,000; bank service and merchant charges - $59,000; and rent - $91,000.

Excluding share based compensation expense of $3,824,000 in the first half of 2006, general and administrative expenses of $7,611,000 were $3,475,000, or 84%, higher than the first half of 2005. Approximately $1,773,000 of these costs were general and administrative costs for FastFind, MMIS and Interest.com, acquired in the fourth quarter of 2005. Other cost increases included legal and accounting - $799,000; human resource costs - $139,000; bad debt expense - $380,000; bank service and merchant charges - $108,000; rent - $94,000; and increases in various other infrastructure costs.

Depreciation and Amortization

Depreciation and amortization expense for the three and six months ended June 30, 2006 was $356,000, or 171%, and $725,000, or $182%, respectively, higher than the amounts reported in the same periods in 2005 due primarily to intangibles amortization related to the fourth quarter 2005 acquisitions.

Other Income

Other income consists of interest income generated from invested cash and cash equivalents. Interest income for the three and six months ended June 30, 2006 was higher than the amounts reported in the same periods in 2005 due to the $ 92.4 million net proceeds received in May 2006 from our secondary offering. Additionally, the quarter ended March 31, 2005 included a $221,000 gain from insurance proceeds.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Provision for income taxes	$1,481,815	$1,540,634	-4%	$3,446,349	$2,708,024	27%
Percentage of total revenues	8%	12%	—	9%	12%	—
Effective tax rate	37%	38%	—	41%	38%	—

Our effective tax rate decreased by 4% in the second quarter of 2006, primarily the result of adopting SFAS 123R as of January 1, 2006. Overall, our effective tax rate increased in the six months ended June 30, 2006 compared to 2005 due to adopting SFAS 123R as of January 1, 2006, as well as expansion of our operations into certain higher state tax jurisdictions.

Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment at least annually at the reporting unit level in lieu of amortization. We have determined that we have two reporting units, online publishing and print publishing and licensing, under SFAS No. 142 as these are the components of the business for which discrete financial information is available and for which segment management regularly reviews the operating results.

The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, accordingly, the enterprise must perform step two of the impairment test (measurement).

We will perform an annual impairment review of goodwill for both reporting units during the fourth quarter of each year.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In connection with the acquisition of FastFind on November 30, 2005, the Company made a final payment of approximately $149,000 based on an adjustment to Closing Date Net Working Capital as defined under Section 3.03 of the Agreement and Plan of Merger dated November 20, 2005. Accordingly, goodwill was increased by this amount during the quarter ended June 30, 2006.

The Agreement and Plan of Merger for the acquisition of MMIS and Interest.com dated December 1, 2005 contains a provision in Section 3.03 for the potential adjustment to Closing Date Equity, as defined. To date, no such adjustment has been agreed upon.

Liquidity and Capital Resources

	June 30, 2006	December 31, 2005	Change
Cash and cash equivalents	$102,359,536	$3,479,609	$98,879,927
Working capital	114,693,261	9,809,238	104,884,623
Stockholders' equity	158,885,277	52,852,952	106,032,325

Our principal source of liquidity is the cash generated by our publishing revenue. Another source of cash is proceeds from the exercise of employee stock options. In May 2006, we closed a public offering of 2,697,776 shares of our common stock, of which 2,005,991 shares were sold by the Company and 691,785 shares were sold by certain of our existing shareholders, at a price of $48.25 per share resulting in net proceeds to us of approximately $92.4 million, which includes $1.7 million in proceeds from the exercise of stock options by existing shareholders.

As of June 30, 2006, our primary commitments were approximately $10,386,000 in operating lease payments over the next 10 years, as well as capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $5,736,000 through June 30, 2007. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or any off-balance sheet arrangements.

        Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of June 30, 2006.

	Payments Due
		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (1)	10,385,924	1,132,287	2,107,296	1,903,460	5,242,881
Purchase obligations (2)	418,316	381,916	36,400	—	—
Other long-term obligations	—	—	—	—	—
	$10,804,240	$1,514,203	$2,143,696	$1,903,460	$5,242,881

(1) Includes our obligations under existing operating leases.
(2) Represents base contract amounts for Internet hosting, co-location content distribution and other infrastructure costs.

During the six months ended June 30, 2006, we generated $4,505,000 of net cash from operating activities. Our net income of $4,868,000 was adjusted for the impact of share based compensation expense and the excess tax benefit from exercised stock options of $4,962,000 and $575,000, respectively; the deferred income tax provision of $341,000; depreciation and amortization of $1,122,000, bad debt expense of $666,000, and a net negative change in the components of operating assets and liabilities of $8,029,000. Of this negative change, $5,382,000 resulted from an increase in accounts receivable, $614,000 resulted from a decrease in accounts payable, and $2,008,000 resulted from a decrease in accrued expenses. Accounts receivable balances were higher at June 30, 2006 supporting higher sales levels, larger customers buying advertising through agencies that typically extend payments beyond 60 days, and slower collections from the recently acquired MMIS newspaper rate table business. The decrease in accounts payable and accrued expenses was due to scheduled payments to trade vendors, and payments made in the first half of 2006 for 2005 sales commission and the management incentive plan. During the six months ended June 30, 2006, net cash of $877,000 was used to purchase furniture & equipment; we paid $294,000 in lease security deposits for the new Chicago and New York offices; and we paid an additional $149,000 to the sellers of FastFind under the terms of Agreement and Plan of Merger dated November 30, 2005. In May 2006, we closed a public offering of 2,697,776 shares of our common stock, of which 2,005,991 shares were sold by the Company and 691,785 shares were sold by certain of our existing shareholders, including stock options, at a price of $48.25 per share resulting in net proceeds to us of approximately $92.4 million. Cash flows from financing activities include the net proceeds from the sale of common stock of $90,694,000, the proceeds from the sales of the selling shareholders’ and other stock options of $2,648,000, and $2,285,000 of excess tax benefits related to the adoption of FAS 123R as of January 1, 2006.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of June 30, 2006, all of our cash equivalents matured in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of June 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 5 “Commitments and Contingencies” of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for a discussion of legal proceedings pending against the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our 2005 Annual Report.  There have been no material changes in the Company's risk factors from those disclosed in our 2005 Annual Report other than as follows:

If we Fail to Detect Click-through Fraud or Unscrupulous Advertisers, we Could Lose the Confidence of our Advertisers, Thereby Causing our Business to Suffer.

    We are exposed to the risk of fraudulent clicks on our ads by persons seeking to increase the advertising fees paid to us. Click-through fraud occurs when a person clicks on an ad displayed on our Web site in order to generate revenue to us and to increase the cost for the advertiser. If we were unable to detect this fraudulent activity and find new evidence of past fraudulent clicks, we may have to issue refunds retroactively of amounts previously paid to us. In addition, if fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks would not lead to potential revenue for the advertisers.

    We are also exposed to the risk that advertisers who advertise on our Web site will advertise interest rates on a variety of financial products that they do not intend to honor. Such "bait and switch" activity encourages consumers to contact fraudulent advertisers over legitimate advertisers because the fraudulent advertisers claim to offer a better interest rate.

    Both "bait and switch" and click-through fraud would negatively affect our profitability, and could hurt our reputation and our brand. This could lead the advertisers to become dissatisfied with our advertising programs, which could lead to loss of advertisers and revenue.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on June 14, 2006. At the meeting, the shareholders elected Robert P. O’Block (14,587,774 affirmative votes and 441,079 votes withheld) and Randall E. Poliner (14,587,774 affirmative votes and 441,079 votes withheld) to the Company’s Board of Directors. The shareholders also ratified the selection of KPMG LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2006 (14,894,843 affirmative votes, 129,363 votes against, and 4,647 votes abstaining).

Item 5. OTHER INFORMATION

On August 4, 2006, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with East West Mortgage, Inc. (“East West”), the Doug Bui Family Trust (2006), and Doug Bui (the “Shareholder”). Pursuant to the Asset Purchase Agreement, we acquired certain assets from East West consisting principally of three domain names, www.mortgage-calc.com, www.mortgagecalc.com, and www.mortgagemath.com, as well as the related intellectual property and goodwill for a cash purchase price of $4.4 million. The acquisition closed on August 4, 2006.

In connection with the execution of the Asset Purchase Agreement, the Seller and Shareholder entered into a standard five-year non-competition and confidentiality agreement with us.

The above description of the Asset Purchase Agreement does not purport to be a complete statement of the parties' rights and obligations under the Asset Purchase Agreement and the transactions contemplated thereby. The above description is qualified in its entirety by reference to the Asset Purchase Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1, and incorporated herein by reference.

Item 6. EXHIBITS

(a)	Exhibits

2.1
Asset Purchase Agreement by and among Bankrate, Inc., East West Mortgage, Inc., The Doug Bui Family Trust (2006), and Doug Bui, dated August 4, 2006 (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of regulation S-K).

31.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Dated: August 9, 2006	By:	/s/ EDWARD J. DIMARIA
Edward J. DiMaria Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)