Form 10-Q
period 2006-09-30
BANKRATE INC
filed 2006-11-09
CIK 1080866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________

Commission File No. 0-25681

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization) 11760 U.S. Highway One, Suite 200 North Palm Beach, Florida (Address of principal executive offices)	65-0423422 (I.R.S. Employer Identification No.) 33408 (Zip Code)

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

The number of outstanding shares of the issuer’s common stock as of October 31, 2006 was as follows: 18,116,060 shares of Common Stock, $.01 par value.

Bankrate, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006

Introductory Note

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 (the “2005 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., “Business,” and (c) “Introduction” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as:

▪	the willingness of our advertisers to advertise on our web sites;
▪	interest rate volatility;
▪	our ability to establish and maintain distribution arrangements;
▪	our ability to integrate the business and operations of companies that we have acquired, and those we may acquire in the future;
▪	our need and our ability to incur additional debt or equity financing;
▪	the effect of unexpected liabilities we assume from our acquisitions;
▪	the impact of resolution of lawsuits to which we are a party;
▪	the willingness of consumers to accept the Internet as a medium for obtaining financial product information;
▪	increased competition and its effect on our web site traffic, advertising rates, margins, and market share;
▪	our ability to manage traffic on our web sites and service interruptions;
▪	our ability to protect our intellectual property;
▪	the effects of facing liability for content on our web sites;
▪	legislative or regulatory changes;
▪	the concentration of ownership of our common stock;
▪	the fluctuations of our results of operations from period to period;
▪	the strength of the United States economy in general;
▪	the accuracy of our financial statement estimates and assumptions;
▪	effect of changes in the stock market and other capital markets;
▪	technological changes;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	changes in consumer spending and saving habits;
▪	changes in accounting principles, policies, practices or guidelines;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Quarterly Report. We do not undertake to update any forward-looking statement, except as required by law.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Bankrate, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
Assets	2006	2005

Cash and cash equivalents	$103,218,730	$3,479,609
Accounts receivable, net of allowance for doubtful accounts of approximately
$2,130,000 at September 30, 2006 and $1,630,000 at December 31, 2005	13,994,299	8,838,879
Deferred income taxes, current portion	4,053,988	6,445,636
Insurance claim receivable	-	85,575
Prepaid expenses and other current assets	1,081,391	481,677
Total current assets	122,348,408	19,331,376

Furniture, fixtures and equipment, net of accumulated depreciation and amortization of
$3,696,000 at September 30, 2006 and $3,160,000 at December 31, 2005	1,505,097	1,063,307
Deferred income taxes	1,371,851	28,769
Intangible assets, net of accumulated amortization of $1,904,000 at September 30, 2006
and $697,000 at December 31, 2005	14,884,993	11,652,161
Goodwill	30,084,434	30,035,399
Other assets	783,343	442,211

Total assets	$170,978,126	$62,553,223

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$1,989,833	$3,215,645
Accrued expenses	6,776,387	5,093,187
Deferred revenue	294,303	1,176,119
Other current liabilities	21,697	37,187
Total current liabilities	9,082,220	9,522,138

Other liabilities	209,256	178,133

Total liabilities	9,291,476	9,700,271

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized and undesignated	-	-
Common stock, par value $.01 per share-- 100,000,000 shares authorized; 18,114,848 and
15,857,877 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	181,148	158,579
Additional paid in capital	173,684,781	70,981,544
Accumulated deficit	(12,179,279)	(18,287,171)
Total stockholders' equity	161,686,650	52,852,952

Total liabilities and stockholders' equity	$170,978,126	$62,553,223

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2006	2005	2006	2005
Online publishing	$15,777,141	$11,214,265	$46,858,127	$31,684,841
Print publishing and licensing	3,709,277	1,157,758	12,083,093	3,474,061
Total revenue	19,486,418	12,372,023	58,941,220	35,158,902
Cost of revenue:
Online publishing	2,648,944	1,902,520	8,356,396	5,365,122
Print publishing and licensing	3,358,281	1,116,943	10,673,649	3,295,487
Total cost of revenue	6,007,225	3,019,463	19,030,045	8,660,609

Gross margin	13,479,193	9,352,560	39,911,175	26,498,293

Operating expenses:
Sales	1,392,424	943,594	3,728,615	2,756,038
Marketing	1,397,575	1,376,988	3,437,836	4,609,621
Product development	936,539	696,755	2,766,235	1,711,638
General and administrative	5,300,233	2,160,743	16,734,800	6,296,676
Legal settlement	3,000,000	-	3,000,000	-
Depreciation and amortization	631,573	180,811	1,753,988	578,385
	12,658,344	5,358,891	31,421,474	15,952,358
Income from operations	820,849	3,993,669	8,489,701	10,545,935
Other income:
Interest income	1,075,351	301,888	1,720,656	655,295
Insurance recovery in excess of costs and expenses	-	-	-	220,705
Total other income	1,075,351	301,888	1,720,656	876,000

Income before income taxes	1,896,200	4,295,557	10,210,357	11,421,935
Provision for income taxes	656,116	1,632,312	4,102,465	4,340,336
Net income	$1,240,084	$2,663,245	$6,107,892	$7,081,599

Basic and diluted net income per share:
Basic	$0.07	$0.17	$0.36	$0.45
Diluted	$0.07	$0.16	$0.35	$0.42
Weighted average common shares outstanding:
Basic	18,112,909	15,815,057	17,050,167	15,802,409
Diluted	18,238,675	17,109,385	17,552,836	16,762,149

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$6,107,892	$7,081,599
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,753,988	578,385
Provision for doubtful accounts receivable	1,157,939	157,218
Share-based compensation	6,705,452	-
Excess tax benefit-stock options	612,205	-
Deferred income taxes	1,048,566	4,340,336
Changes in operating assets and liabilities:
Accounts receivable	(6,123,279)	(1,640,086)
Other assets	(561,539)	413,032
Accounts payable	(1,225,812)	128,670
Accrued expenses	1,683,200	1,073,202
Other liabilities	(944,669)	133,707
Net cash provided by operating activities	10,213,943	12,266,063
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(1,083,499)	(166,445)
Cash used related to acquisitions	(4,571,629)	-
Proceeds from sale of assets	68,000	12,350
Restricted cash	(295,843)	-
Net cash used in investing activities	(5,882,971)	(154,095)
Cash flows from financing activities:
Proceeds from the sale of common stock	90,688,008	-
Proceeds from the exercise of stock options	2,698,955	194,553
Excess tax benefit-stock options	2,021,186	-
Net cash provided by financing activities	95,408,149	194,553
Net increase in cash and cash equivalents	99,739,121	12,306,521
Cash and equivalents, beginning of period	3,479,609	27,735,267
Cash and equivalents, end of period	$103,218,730	$40,041,788

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$1,137,415	$23,000

See accompanying notes to condensed consolidated financial statements.

BANKRATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Bankrate, Inc. and subsidiaries (the “Company”) own and operate an Internet-based consumer banking marketplace. The Company’s flagship site, Bankrate.com (the “Web site”), is one of the web’s leading aggregators of information on more than 300 financial products and fees, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company is organized under the laws of the state of Florida.

Acquisitions

On November 30, 2005, the Company completed the acquisition of Wescoco LLC, a Delaware limited liability company d/b/a “FastFind” (“FastFind”) for $10 million in cash, plus a net working capital adjustment of $149,000 in the quarter ended June 30, 2006, in accordance with the Agreement and Plan of Merger dated November 20, 2005.

On December 1, 2005, the Company completed the acquisition of Mortgage Market Information Services, Inc., an Illinois corporation (“MMIS”), and Interest.com, Inc., an Illinois corporation (“Interest.com”) for $30 million in cash, subject to final Closing Date Equity adjustments under section 3.03 of the Agreement and Plan of Merger dated November 20, 2005.

The unaudited financial information in the table below summarizes the combined results of operations of the Company, FastFind, MMIS and Interest.com, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2005 or of the results that may occur in the future.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Total revenue	$17,702,959	$52,360,680
Income from operations	3,514,850	9,272,486
Net income	2,183,873	5,887,623

Basic and diluted earnings per share:
Basic	$0.14	$0.37
Diluted	$0.13	$0.35
Weighted average common shares outstanding:
Basic	15,815,057	15,802,409
Diluted	17,109,385	16,762,149

On August 4, 2006, the Company completed the acquisition of a group of assets that consists of three web sites (Mortgage-calc.com, Mortgagecalc.com and Mortgagemath.com, collectively “Mortgage-calc.com”) owned and operated by East West Mortgage, Inc. for $4.4 million in cash. The operations of these web sites were integrated into the online publishing segment.

Stock Offering

In May 2006, the Company closed a public offering of 2,697,776 shares of its common stock, of which 2,005,991 shares were sold by the Company and 691,785 shares were sold by certain of the Company’s existing stockholders and employees, at a price of $48.25 per share, resulting in net proceeds to the Company of approximately $92.7 million, which includes $1.7 million in proceeds from the exercise of stock options by existing stockholders and employees.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its wholly-owned subsidiaries, FastFind, MMIS and Interest.com, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary to provide a fair statement of the results of the Company for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 (“fiscal 2006”).

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2005 Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Net Income Per Share

The Company computes basic net income per share by dividing net income for the period by the weighted average number of shares outstanding for the period, excluding unvested stock options. Diluted net income per share includes the effect of common stock equivalents, consisting of unvested outstanding stock options and unrecognized compensation expense and tax benefits in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, to the extent the effect is not anti-dilutive, using the treasury stock method.

The weighted average number of common shares outstanding used in computing diluted net income per share for the three and nine months ended September 30, 2006 and 2005 includes the shares resulting from the dilutive effect of outstanding stock options. For the three and nine months ended September 30, 2006, 580,500 and 176,000 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three and nine months ended September 30, 2005, 7,500 shares attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, requires the Company to test goodwill for impairment at least annually at the reporting unit level in lieu of amortization. The Company has determined that it has two reporting units, online publishing and print publishing and licensing, under SFAS No. 142, as these are the components of the business for which discrete financial information is available and for which segment management regularly reviews the operating results.

The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and, accordingly, the enterprise must perform step two of the impairment test (measurement).

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

The Agreement and Plan of Merger for the acquisition of MMIS and Interest.com dated December 1, 2005 contains a provision in Section 3.03 for the potential adjustment to Closing Date Equity, as defined. To date, no such adjustment has been agreed upon. Goodwill was adjusted however, for approximately $190,000 related to accounts receivable and $78,000 related to deferred revenue.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the nine months ended September 30, 2006 and 2005, the Company charged approximately $1,158,000 and $157,000, respectively, to bad debt expense, and wrote off approximately $658,000 and $104,000, respectively, of accounts deemed uncollectible.

Share-Based Compensation

During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123R, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elected the modified prospective method, pursuant to which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date of SFAS No. 123R and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The adoption of SFAS No. 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 3 for further information regarding the Company’s stock-based compensation assumptions and expense, including pro forma disclosures for prior periods, as if the Company had recorded stock-based compensation expense.

Stockholders’ Equity

The activity in stockholders’ equity for the nine months ended September 30, 2006 is shown below.

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2005	15,857,877	$158,579	$70,981,544	$(18,287,171)	$52,852,952
Proceeds from sale of common stock, net
of offering costs of $6,101,000	2,005,991	20,060	90,667,948	-	90,688,008
Stock options exercised	250,980	2,509	2,696,446	-	2,698,955
Tax benefit-stock options	-	-	2,633,391	-	2,633,391
Share-based compensation	-	-	6,705,452	-	6,705,452
Net income for the period	-	-	-	6,107,892	6,107,892
Balances, September 30, 2006	18,114,848	$181,148	$173,684,781	$(12,179,279)	$161,686,650

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

Comprehensive Income

Comprehensive income is the same as net income for the three and nine months ended September 30, 2006 and 2005.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 157 but does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R). SFAS No. 158 requires an employer to recognize the funded status of its defined benefit pension and postretirement plans on its balance sheet and to recognize as a component of other comprehensive income, net of taxes, the gains or losses and prior service credits that arise during the period but are not recognized as components of net periodic benefit costs. Upon initial adoption, SFAS No. 158 requires the recognition of previously unrecognized actuarial gains and losses, prior service costs or credits and net transition amounts within accumulated other comprehensive income, net of tax. The provisions of SFAS No. 158 are effective as of the end of fiscal year 2006. Management does not expect the adoption of SFAS No. 158 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows, as the Company currently has no plans within the scope of SFAS No. 158.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, “Materiality” (“SAB 99”) should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. If correcting a misstatement in the current year would materially misstate the current year’s income statement, the SEC staff indicates that the prior year financial statements should be adjusted. In making these adjustments, previously filed reports do not need to be amended. Instead, the adjustments should be reflected the next time the registrant would otherwise be filing those prior year financial statements. If in the current year, however, the registrant identifies a misstatement that is material to those prior year financial statements, the registrant would be required to restate for the material misstatement in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections”. This guidance is effective for an interim period of the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108, but does not expect it to have a material impact on its consolidated financial position, results of operations, or cash flow.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and recognition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: management must determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 must be applied to all tax positions upon initial adoption. The cumulative effect of applying the provisions of FIN 48 must be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management has not yet determined what impact, if any, the adoption of FIN 48 will have on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial position, results of operations or cash flows, as the Company currently has no financial instruments within the scope of SFAS No. 155.

NOTE 2 - SEGMENT INFORMATION

The Company currently operates in two reportable business segments: online publishing and print publishing and licensing. The online publishing segment is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with the Company’s web sites, Bankrate.com, Interest.com, FastFind.com and Mortgage-calc.com. The print publishing and licensing segment is primarily engaged in the sale of advertising in the Mortgage Guide rate tables, newsletter subscriptions, and licensing of research information. The acquired operations of FastFind, Interest.com, and Mortgage-calc.com are included in the online publishing segment. The acquired operations of Mortgage Market Information Services, Inc. are included in the print publishing and licensing segment. The Company evaluates the performance of its operating segments based on segment profit and loss.

No single customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 2006. The Company had two online customers that accounted for approximately 11% and 9%, respectively, of total revenue for the three months ended September 30, 2005. Those same customers each accounted for 10% of total revenue for the nine months ended September 30, 2005. No material revenues were generated outside of the United States.

Summarized segment information as of, and for, the three and nine months ended September 30, 2006 and 2005 is presented below.

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Three Months Ended September 30, 2006
Revenue	$15,777,141	$3,709,277	$-	$19,486,418
Cost of revenue	2,648,944	3,358,281	-	6,007,225
Gross margin	13,128,197	350,996	-	13,479,193
Operating expenses:
Sales	1,392,424	-	-	1,392,424
Marketing	1,397,575	-	-	1,397,575
Product development	758,267	178,272	-	936,539
General and administrative	4,346,570	953,663	-	5,300,233
Legal settlement	3,000,000	-	-	3,000,000
Depreciation and amortization	530,416	101,157	-	631,573
Other income	-	-	1,075,351	1,075,351
Provision for income taxes	-	-	(656,116)	(656,116)
Segment profit (loss)	$1,702,945	$(882,096)	$419,235	$1,240,084
Goodwill	$26,129,688	$3,954,746	$-	$30,084,434
Total assets	$51,949,903	$8,518,920	$110,509,303	$170,978,126

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Three Months Ended September 30, 2005
Revenue	$11,214,265	$1,157,758	$-	$12,372,023
Cost of revenue	1,902,520	1,116,943	-	3,019,463
Gross margin	9,311,745	40,815	-	9,352,560
Operating expenses:
Sales	943,594	-	-	943,594
Marketing	1,376,988	-	-	1,376,988
Product development	631,554	65,201	-	696,755
General and administrative	1,958,543	202,200	-	2,160,743
Depreciation and amortization	163,891	16,920	-	180,811
Other income	-	-	301,888	301,888
Provision for income taxes	-	-	(1,632,312)	(1,632,312)
Segment profit (loss)	$4,237,175	$(243,506)	$(1,330,424)	$2,663,245
Total assets	$4,154,330	$25,890	$50,438,031	$54,618,251

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Nine Months Ended September 30, 2006
Revenue	$46,858,127	$12,083,093	$-	$58,941,220
Cost of revenue	8,356,396	10,673,649	-	19,030,045
Gross margin	38,501,731	1,409,444	-	39,911,175
Operating expenses:
Sales	3,728,615	-	-	3,728,615
Marketing	3,437,836	-	-	3,437,836
Product development	2,199,150	567,085	-	2,766,235
General and administrative	13,310,600	3,424,200	-	16,734,800
Legal settlement	3,000,000	-	-	3,000,000
Depreciation and amortization	1,504,422	249,566	-	1,753,988
Other income	-	-	1,720,656	1,720,656
Provision for income taxes	-	-	(4,102,465)	(4,102,465)
Segment profit (loss)	$11,321,108	$(2,831,407)	$(2,381,809)	$6,107,892
Goodwill	$26,129,688	$3,954,746	$-	$30,084,434
Total assets	$51,949,903	$8,518,920	$110,509,303	$170,978,126

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Nine Months Ended September 30, 2005
Revenue	$31,684,841	$3,474,061	$-	$35,158,902
Cost of revenue	5,365,122	3,295,487	-	8,660,609
Gross margin	26,319,719	178,574	-	26,498,293
Operating expenses:
Sales	2,756,038	-	-	2,756,038
Marketing	4,609,621	-	-	4,609,621
Product development	1,542,511	169,127	-	1,711,638
General and administrative	5,674,500	622,176	-	6,296,676
Depreciation and amortization	521,235	57,150	-	578,385
Other income	-	-	876,000	876,000
Provision for income taxes	-	-	(4,340,336)	(4,340,336)
Segment profit (loss)	$11,215,814	$(669,879)	$(3,464,336)	$7,081,599
Total assets	$4,154,330	$25,890	$50,438,031	$54,618,251

NOTE 3 - SHARE-BASED COMPENSATION

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of incentive and non-qualified stock options and restricted stock. Currently, the Company grants stock options from the 1999 Equity Compensation Plan, as amended, contingent on stockholder approval of the Board of Director’s recommendation to increase the number of shares authorized to be issued pursuant to such plan. The Board of Directors has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants.

Beginning with the first quarter of fiscal 2006, the Company adopted SFAS No. 123R. See Note 1 for a description of our adoption of SFAS No. 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the price of the Company’s common stock, as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

The Company estimates the expected term of outstanding stock options by taking the average of the vesting term and the contractual term of the option, as illustrated in the Staff Accounting Bulletin (“SAB”) 107. The Company estimated the volatility of its common stock by using a weighted average of historical stock price volatility and implied volatility in market traded options in accordance with SAB 107. The decision to use a weighted average volatility factor was based upon the relatively short period of availability of data on actively traded options on its common stock, and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The Company based the risk-free interest rate that it uses in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods or if it decides to use a different valuation model, the future periods may differ significantly from what it has recorded in the current period and could materially affect its operating income, net income and net income per share.

Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FIN 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan options. Under this method, compensation was recognized over the grant’s vesting period only if the current market price of the underlying stock on the date of grant exceeds the exercise price. SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company had elected to apply the intrinsic value-based method of accounting described above, and adopted the disclosure requirements of SFAS No. 148.

The following table provides the fair value of the stock options granted during the three and nine-month periods ended September 30, 2006 and 2005 using the Black-Scholes option pricing model together with a description of the assumptions used to calculate the fair value. Options exercisable into 265,000 and 7,500 shares, respectively, were granted during the three month periods ended September 30, 2006 and 2005. Options exercisable into 732,000 and 470,000 shares, respectively, were granted during the nine month periods ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average exercise price	$30.20	$26.98	$34.66	$17.77
Expected volatility	66.1%	112%	69.7%	120%
Weighted average risk free rate	4.8%	3.3%	4.7%	3.6%
Expected lives	4.75 years	5 years	4.75 years	5 years
Expected dividend yield	0%	0%	0%	0%

The stock-based compensation expense recognized on our consolidated statements of income for the three and nine months ended September 30, 2006 is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Income Statement Classifications	2006	2006
Cost of revenue - online publishing	$289,546	$786,542
Cost of revenue - print publishing and licensing	39,984	107,806
Sales	215,980	543,017
Product development	111,644	358,276
General and administrative	1,085,803	4,909,811
Total	$1,742,957	$6,705,452

The following table sets forth the pro forma net income and net income per share for the three and nine months ended September 30, 2005 that would have resulted if the Company had accounted for its stock options under the fair value recognition provisions of SFAS No. 123R.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income:
As reported	$2,663,245	$7,081,599
Less total share-based employee compensation
determined under fair value-based method for all
awards, net of related tax effect	(856,008)	(2,406,892)
Pro forma	$1,807,237	$4,674,707
Basic and diluted net income per common share-reported:
Basic	$0.17	$0.45
Diluted	0.16	0.42
Basic and diluted net income per common share-pro forma:
Basic	0.11	0.30
Diluted	0.11	0.29
Weighted average common shares outstanding-reported:
Basic	15,815,057	15,802,409
Diluted	17,109,385	16,762,149
Weighted average common shares outstanding-pro forma:
Basic	15,815,057	15,802,409
Diluted	16,758,956	15,905,881

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on its consolidated statement of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flow and increases net financing cash flow in periods after adoption on January 1, 2006. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

As of September 30, 2006, there was approximately $20.2 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, which will be recognized over a weighted average period of approximately 3.10 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

General Stock Option Information

The following table sets forth the summary of option activity under the Company’s stock option plans for the nine months ended September 30, 2006:

	Number of	Price Per	Weighted Average
	Shares	Share	Exercise Price
Balance, December 31, 2005	2,631,955	$0.85 to $32.25	$12.69
Granted	732,000	$28.91 to $47.47	$34.66
Exercised	(250,480)	$0.85 to $18.44	$10.75
Forfeited	(214,406)	$0.85 to $35.75	$21.20
Expired	-	-	-
Balance, September 30, 2006	2,899,069	$0.85 to $47.47	$16.35

Information regarding stock options outstanding at September 30, 2006 is summarized below:

	Options Outstanding		Options Exercisable
		Weighted Average		Average
	Number	Remaining Contractual	Number	Exercise
Prices	of Shares	Life (Years)	of Shares	Price
$0.85	42,134	3.17	42,134	$0.85
$1.75 to $8.46	830,604	4.92	595,187	7.40
$10.01 to $12.63	704,684	4.93	519,059	10.37
$13.00 to $18.44	493,647	5.00	268,741	15.61
$26.98 to $32.75	462,500	6.64	1,875	26.98
$35.75 to $47.47	365,500	6.43	-	-
	2,899,069	5.24	1,426,996	$9.87

NOTE 4 - INCOME TAXES

The change in the Company’s effective tax rate in the three and nine-month periods ended September 30, 2006 compared to 2005 was due primarily to the net effect of the adoption of SFAS 123R as of January 1, 2006, and expansion of operations into certain higher state tax jurisdictions.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On October 9, 2006, the Company entered into a Confidential Final Settlement Agreement and Mutual Release (the “Agreement”) with American Interbanc Mortgage, LLC ("AI") in settlement of the claims pending against the Company in the lawsuit filed in the Superior Court of California in March 2002. AI had originally filed suit against several of its competitors (but not the Company) who advertised on the web site alleging false advertising under the Lanham Act, common law unfair competition, and violations of certain sections of the California Business and Professional Code. AI later amended its complaint to include the Company as a defendant, alleging, in short, that the Company conspired with the co-defendants to allow the co-defendants to engage in false advertising on the web site while prohibiting AI to advertise on the web site. AI sought damages of no less than $16.5 million, to have those damages trebled, and “reasonable attorney’s fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs.

Under the terms of the Agreement, the Company agreed to make a one-time cash payment of $3.0 million to AI and AI agreed to dismiss the lawsuit with no ability to reassert its claims against the Company. The Company and AI have also agreed to certain terms and conditions that permit AI to advertise on Bankrate.com. The Company believes that all of AI’s claims against it were factually and legally without merit and did not admit to any wrongdoing as part of the settlement. The $3.0 million cash payment is included in the accompanying condensed consolidated statement of income as legal settlement.

.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the “Introductory Note” and Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, and as updated in the Company’s subsequent quarterly reports filed on Form 10-Q, and Part II Item A. “Risk Factors” in this Quarterly Report on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this Quarterly Report.

Non-GAAP Financial Measures

In addition to disclosing financial results calculated in accordance with accounting principles generally accepted in the United States ("GAAP"), this MD&A contains "non-GAAP financial measures" as such term is defined in Item 10(e)(2) of Regulation S-K. These non-GAAP financial measures should not be considered a substitute for, or superior to, the GAAP financial measures. The non-GAAP financial measures may be calculated differently from, and thus are not comparable to, similarly titled GAAP financial measures used by other companies. We have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures. Non-GAAP financial measures simply provide an alternate way of viewing our results of operations that, when viewed together with the GAAP results and the accompanying reconciliations, provide a more complete understanding of the factors that affect our business.

Specifically, we use the non-GAAP financial measures (a) Adjusted total revenue, (b) Adjusted other operating expenses, (c) Online publishing revenue, excluding barter, (d) Cost of online publishing revenue, excluding stock compensation expense, (e) Online publishing gross margin, excluding barter and stock compensation expense, (f) Cost of print publishing and licensing revenue, excluding stock compensation expense, and (g) Print publishing and licensing gross margin, excluding stock compensation expense.

Adjusted other operating expenses; Online publishing costs, excluding stock compensation expense; Print publishing and licensing costs, excluding stock compensation expense; Online publishing gross margin, excluding barter and stock compensation expense; and Print publishing and licensing gross margin, excluding stock compensation expense. These non-GAAP financial measures are reconciled to their most comparable GAAP equivalents by excluding the effect of the adoption of SFAS 123R. Management uses these non-GAAP financial measures as comparisons to our historical operating results and for internal planning and forecasting purposes. As recorded, our historical results excluded the impact of SFAS 123R. Further, management believes that stock compensation expense and barter expense are not reflective of our day-to-day operational results and that the investment community may find it helpful when reviewing our performance to evaluate the impact of the excluded items separately. The limitations associated with using these non-GAAP financial measures is that they exclude items that impact our current period operating results and do not include the accounting costs of employee stock options. These limitations are best addressed by using these non-GAAP measures in conjunction with their respective most comparable GAAP measures.

Adjusted total revenue; Online publishing revenue, excluding barter; Online publishing gross margin, excluding barter and stock compensation expense; and Adjusted other operating expenses. These non-GAAP financial measures are reconciled to their most comparable GAAP equivalents by excluding barter revenue and, in the case of Adjusted other operating expenses, barter expense, which were included in our results prior to the first quarter of 2006. Barter represents the exchange of advertising space on our web site for reciprocal advertising space or traffic on other web sites. Barter revenues and expenses were recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. Since January 1, 2006, there has been no barter revenue. Management uses these non-GAAP financial measures as comparisons to our current operating results excluding barter revenue. Management believes that the investment community may find it helpful when reviewing our current performance to exclude the impact of barter revenue on our historical operating results.

Adjusted other operating expenses. In addition to excluding stock compensation expense and the expenses related to barter revenue, this non-GAAP financial measure excludes certain non-recurring charges (severance charges and legal settlement charges). Management uses this non-GAAP financial measure as a comparative measure between our historical and current period other operating expenses. Further, management believes that these non-recurring items are not reflective of our day-to-day operational results and that the investment community may find it helpful when reviewing our performance to evaluate the impact of the excluded items separately.

Business Overview

Bankrate, Inc. and subsidiaries (the “Company,” “Bankrate,” “we,” “us,” or “our”) own and operate an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com (“our web site”), is one of the web’s leading aggregators of information on more than 300 financial products and fees, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of distribution partners and through national and state publications. We provide the tools and information that can help consumers make better financial decisions.

We regularly survey approximately 4,800 financial institutions in more than 575 markets in all 50 states in order to provide the most current objective, unbiased information. Hundreds of print and online partner publications depend on us as the trusted source for financial rates and information.

Approximately 30 years ago, we began as a print publisher of the newsletter Bank Rate Monitor. Our rate tables provide, at no cost to the consumer, a detailed list of institutions by market and include relevant details to help consumers compare products.

We continue to enhance our offerings in order to provide our users with the most complete experience. Features such as financial calculators and email newsletters allow users to interact with our site. Our Rate Trend Index is a weekly poll of industry insiders designed to help consumers forecast interest rate trends. Our offerings also include channels on investing, taxes, small business and financial advice. Each channel offers a unique look at its particular topic. Our users can find advice and tips from the Tax channel, obtain business ideas from the Small Business channel and ask a financial expert a question in the Advice channel.

We believe that the recognition of our research as a leading source of independent, objective information on banking and credit products is essential to our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are seeking to build greater brand awareness of our web site and to reach a greater number of online users. We had over 46 million unique visitors in 2005, according to Omniture, a web analytics tool.

We operate a traditional media business on the Internet. We have a high quality, educated, poised-to-transact audience that is ready to do business with our advertisers. We are the number one site for financial information and advice according to comScore Media Metrix. We sell graphic advertisements and hyperlinks on our web site, we publish rates and sell advertisements in metropolitan newspapers, and we license our rates and editorial content.

We believe our potential market is enormous and is still in the early growth stages of consumer awareness of the Internet as a personal finance tool. Financial institutions are still in the early stages of adopting the Internet for advertising products and customer acquisition. Their online advertising spending is still a very small percentage of their overall advertising budgets.

We compete for Internet advertising revenues with the personal finance sections of general interest sites, such as Yahoo! Finance, AOL Personal Finance and MSN Money; personal finance destination sites, such as The Motley Fool, MarketWatch, SmartMoney.com, Kiplinger.com and CNNMoney.com; e-commerce oriented sites that include banking and credit products, such as LendingTree and Pricegrabber; lead aggregators, such as LowerMyBills, iHomeowners and NexTag; Print mortgage table sellers, such as National Financial News Service; rate listing sites, such as Realtor.com/Move.com, Informa Research Services and Checkinterestrates.com/CarsDirect; and key word cost-per-click advertising sites/networks, such as Google, Yahoo! Search Marketing and Ask.com. Our traffic has grown from 700,000 unique visitors per month in early 2000 to approximately 5 million unique visitors per month in 2006 according to Omniture.

On November 30, 2005, we completed the acquisition of Wescoco LLC, a Delaware limited liability company d/b/a FastFind (“FastFind”). On December 1, 2005, we completed the acquisition of Mortgage Market Information Services, Inc., an Illinois corporation (“MMIS”) and Interest.com, an Illinois corporation (“Interest.com”). These two acquisitions affect the comparability of our results of operations for the three and nine month periods ended September 30, 2005 and 2006.

The key drivers of our business are the number of advertisers on our web site and the number of consumers visiting our web site or page views. We added over 60 new graphic advertisers and over 180 new hyperlink advertisers in 2005. The number of advertisers has grown from approximately 320 in 2001 to just under 400 in 2006. Page views have grown from 237 million in 2001 to 430 million in 2005, and were 367 million for the nine months ended September 30, 2006.

We have improved our gross margin from 71% in 2001 to 74% in 2005. Our gross margin for the nine months ended September 30, 2006 was 69% due to the inclusion of the results of FastFind, MMIS and Interest.com, which we acquired in the fourth quarter of 2005. We expect our gross margin to remain at approximately this level for the remainder of 2006. MMIS contributes to our print publishing business where our margins have historically been lower than our online publishing margins. The newspaper rate table business has typically generated margins in the 12% to 16% range and we expect margins for this business to remain within that range for fiscal 2006. Other operating expenses as a percentage of total revenue have decreased from 75% in 2001 to 65% for the third quarter of 2006. Other operating expenses (adjusted to exclude stock-based compensation expense, barter expense, legal settlement charges and severance charges) as a percentage of total revenue (excluding barter revenue) decreased from 70% in 2001 to 37% in the third quarter of 2006. Our other operating expenses as a percentage of total revenue has decreased from 75% in 2001 to 65% in the third quarter of 2006 and excluding barter revenue, stock-based compensation expense and legal settlement charges, has decreased to 37% in the third quarter of 2006.

Adjusted Total Revenue, Excluding Barter and
Adjusted Other Operating Expenses, Excluding Barter, Severance, Legal Settlement Charges and Share-Based Compensation
($ 000's)
	Q3 06	Q2 06	Q1 06	2005	2004	2003	2002	2001
Total revenue	$19,486	$19,667	$19,788	$49,049	$39,204	$36,621	$26,571	$18,257
Barter revenue	-	-	-	(2,254)	(3,088)	(3,164)	(2,912)	(2,558)
Adjusted total revenue (1)	19,486	19,667	19,788	46,795	36,116	33,457	23,659	15,699
Other operating expenses	12,658	9,703	9,060	21,993	21,130	19,301	15,334	13,724
Barter expense	-	-	-	(2,254)	(3,088)	(3,164)	(2,920)	(2,750)
Severance charge	-	-	-	-	(260)	-	-	-
Legal settlement charges	(3,675)	-	-	-	(510)	-	-	-
Share-based compensation expense	(1,743)	(3,185)	(1,777)	-	-	-	-	-
Adjusted other operating expenses (1)	$7,240	$6,518	$7,283	$19,739	$17,272	$16,137	$12,414	$10,974
Adjusted other operating expenses as a
percentage of total revenue (1)	37%	33%	37%	42%	48%	48%	52%	70%
Other operating expenses as a
percentage of total revenue	65%	49%	46%	45%	54%	53%	58%	75%

(1)
Adjusted total revenue, adjusted other operating expenses, and adjusted other operating expenses as a percentage of total revenue are non-GAAP financial measures. See Non-GAAP Financial Measures at the beginning of this MD&A for a discussion of these measures.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable, stock-based compensation and legal contingencies have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Below we discuss the critical accounting estimates associated with these policies. For further information on our critical accounting policies, see the discussion in the section titled “Results of Operations and Critical Accounting Policies” below, and Note 1 in Notes to Financial Statements in our 2005 Form 10-K.

Income Taxes

As required by SFAS No. 109, Accounting for Income Taxes, we use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and the tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and our deferred tax assets and liabilities, and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws and our interpretation of current tax laws. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of deferred tax assets take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred tax assets inaccurate. Any of the assumptions, judgments and estimates could cause our actual income tax obligations to differ from our estimates and could materially impact our financial position and results of operations.

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the nine months ended September 30, 2006 and 2005, we charged approximately $1,158,000 and $157,000, respectively, to bad debt expense, and wrote off approximately $306,000 and $104,000, respectively, of accounts deemed uncollectible.

Share-Based Compensation

We adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123R during the quarter ended March 31, 2006. We elected the modified-prospective method, pursuant to which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

We currently use the Black-Scholes option pricing model to determine the fair value of our stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the price of our common stock as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected term of outstanding options by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. We estimate the volatility of our common stock by using a weighted average of historical stock price volatility and implied volatility in market traded options in accordance with SAB 107. Our decision to use a weighted average volatility factor was based upon the relatively short period of availability of data on actively traded options on our common stock, and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable; characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS No. 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Stock-based compensation expense recognized in our condensed consolidated statement of income for the three and nine months ended September 30, 2006 is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Income Statement Classifications	2006	2006
Cost of revenue - online publishing	$289,546	$786,542
Cost of revenue - print publishing and licensing	39,984	107,806
Sales	215,980	543,017
Product development	111,644	358,276
General and administrative	1,085,803	4,909,811
Total	$1,742,957	$6,705,452

Legal Contingencies

On October 9, 2006, we entered into a Confidential Final Settlement Agreement and Mutual Release (the “Agreement”) with American Interbanc Mortgage, LLC ("AI") in settlement of the claims pending against us in the lawsuit filed in the Superior Court of California in March 2002. AI had originally filed suit against several of its competitors (but not us) who advertised on the web site alleging false advertising under the Lanham Act, common law unfair competition, and violations of certain sections of the California Business and Professional Code. AI later amended its complaint to include us as a defendant, alleging, in short, that we conspired with the co-defendants to allow the co-defendants to engage in false advertising on the web site while prohibiting AI to advertise on the web site. AI sought damages of no less than $16.5 million, to have those damages trebled, and “reasonable attorney’s fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professions Code Section 16750(a),” and costs.

Under the terms of the Agreement, we agreed to make a one-time cash payment of $3.0 million to AI and AI agreed to dismiss the lawsuit with no ability to reassert its claims against us. The Company and AI have also agreed to certain terms and conditions that permit AI to advertise on Bankrate.com. We believe that all of AI’s claims against us were factually and legally without merit and did not admit to any wrongdoing as part of the settlement. The $3.0 million cash payment is included in the accompanying condensed consolidated statement of income as legal settlement.

Significant Developments

On September 11, 2006, subsequent to the resignation of our former Senior Vice President - Chief Revenue Officer, Donaldson M. Ross was appointed Senior Vice President-Chief Revenue Officer and entered into an employment agreement with us. Under the terms of the employment agreement, Mr. Ross is entitled to receive an annual base salary as stipulated in the employment agreement and an annual bonus contingent on achieving certain performance criteria. Under the terms of the employment agreement, Mr. Ross agrees to assign to us all of his copyrights, trade secrets and patent rights that relate to our business. Additionally, during the term of his employment and for a period of twelve months thereafter, Mr. Ross agrees not to compete with us and not to recruit any of our employees. Upon Mr. Ross’s termination of employment for certain reasons (i.e., without cause or resignation for good reason), we agree to pay a separation payment equal to twelve months’ base salary at the then-current rate payable in three equal installments; one-third payable 15 days after the termination date; one-third payable six months after the termination date; and one-third payable twelve months from the termination date. Mr. Ross was also granted options to purchase 100,000 shares of our common stock at $29.31, the fair market value on the date of grant. The options have a seven-year term and vest as follows: 25,000 shares on September 11, 2007; and 2,083.33 shares on the first day of each month beginning October 1, 2007 and ending September 11, 2010.

Results of Operations and Critical Accounting Policies

The following is our analysis of the results of operations for the periods covered by our financial statements that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our interim condensed consolidated financial statements, including the related notes. See “Results of Operations and Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2005 Form 10-K for additional information concerning the revenue and expense components of our online and print publishing and licensing operations.

Results of Operations

Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005

Total Revenue

	Q3 06	Q2 06	Q1 06	Q4 05	Q3 05	Q2 05	Q1 05
Online publishing	$15,777,141	$15,464,987	$15,615,999	$11,611,543	$11,214,265	$11,204,023	$9,266,553
Print publishing and licensing	3,709,277	4,201,383	4,172,433	2,278,586	1,157,758	1,161,007	1,155,296
	$19,486,418	$19,666,370	$19,788,432	$13,890,129	$12,372,023	$12,365,030	$10,421,849

Revenue

Online Publishing Revenue

We sell graphic advertisements on our web sites (including co-branded sites) consisting of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the cost-per-thousand impressions (“CPM”) the advertiser receives. The amount of advertising we sell is a function of (1) the number of visitors to our web site, (2) the number of ad pages we serve to those visitors, (3) the number of advertisements per page, and (4) the capacity of our sales force. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions to be delivered at the contractual price or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned income on the balance sheet and is recognized later when the under-delivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. Additionally, we generate revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to our web site transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser, subject to our verification. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We also sell hyperlinks (interest rate table listings) to various third-party Internet sites that generate a fixed monthly fee, which is recognized in the month earned. We also sell text links on our rate pages to advertisers on a cost-per-click (“CPC”) basis. Advertisers enter an auction bidding process on a third-party web site for placement of their text link based on the amount they are willing to pay for each click though to their web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process. On October 1, 2005, we launched a new pay-for-performance pricing structure for our interest rate table (hyperlink) advertising business. The new pricing structure is a CPC model whereby advertisers will  pay us each time a visitor to our web site clicks on a rate table listing. Prior to this launch, advertisers paid a flat monthly fee for their hyperlink.

Online publishing revenue, prior to the first quarter of 2006, included barter revenue, which represents the exchange of advertising space on our web site for reciprocal advertising space or traffic on other web sites. Barter revenues and expenses were recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. We followed the accounting literature provided by EITF 99-17, Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions were valued based on similar cash transactions which occurred within six months prior to the date of the barter transaction. Revenue from barter transactions was recognized as income when advertisements were delivered on our web site. Barter expense was recognized when our advertisements ran on the other companies’ web sites, which was typically in the same period barter revenue was recognized. Barter revenue was approximately $438,000, $1,780,000, and $2,254,000 for the quarter ended September 30, 2005, the nine months ended September 30, 2005 and the year ended December 31, 2005, respectively. Barter revenue was intentionally eliminated for 2006 as of January 1, 2006, as we focus more on monetizing our available views through paid advertising.

Quarterly Online Publishing Revenue

	Q3 06	Q2 06	Q1 06	Q4 05	Q3 05	Q2 05	Q1 05
Graphic ads	$9,184,412	$9,216,914	$9,159,104	$6,565,494	$6,595,789	$6,665,380	$5,351,065
Hyperlinks	6,592,729	6,248,073	6,456,895	4,572,049	4,180,521	3,817,716	3,294,682
Barter	-	-	-	474,000	437,955	720,927	620,806
	$15,777,141	$15,464,987	$15,615,999	$11,611,543	$11,214,265	$11,204,023	$9,266,553

Online publishing revenue of $15,777,000 for the three months ended September 30, 2006 was approximately $4,563,000, or 41%, higher than the $11,214,000 reported for the same period in 2005, and excluding barter revenue, was approximately $5,001,000, or 46%, higher than the $10,776,000 reported for the same period in 2005. This increase was due to a $2,589,000, or 39%, increase in graphic ad sales, and a $2,412,000, or 58%, increase in hyperlink sales. Approximately $1,475,000 of the increase in graphic ad revenue and $477,000 of the increase in hyperlink revenue was due to the revenue contributed by  FastFind and Interest.com, both of which were acquired in the fourth quarter of 2005, and Mortgage-calc.com, acquired in August 2006.

Page views for the quarter ended September 30, 2006 were 126.7 million and were 18.8 million, or 17%, higher than the 107.8 million reported in the same period in 2005. CPMs on graphic ad sales were slightly more than $2.00, or 14%, higher than the third quarter of 2005. We sold approximately 63 million, or 15%, more graphic ads in the third quarter of 2006 compared to the third quarter of 2005.

The increase in hyperlink sales for the quarter ended September 30, 2006 was due to favorable product pricing, despite the number of hyperlink advertisers remaining relatively constant compared to the quarter ended September 30, 2005. Our new CPC pricing structure, launched on our rate tables on October 1, 2005, does not rely on the quantity of advertisers as did our flat fee-based model, but rather on page view traffic. Sequentially, hyperlink revenue was up 6% from the second quarter of 2006 as page views increased by 10.6 million, or 9%.

For the first nine months of 2006, graphic ad revenue of $27,560,000 was $8,948,000, or 48%, higher than the $18,612,000 reported in the first nine months of 2005. Page views were 366.9 million, up 34.2 million, or 10%, from the 332.6 million reported in the same period in 2005. Approximately $5,602,000 of the increase in graphic ad revenue and $1,367,000 of the increase in hyperlink revenue was due to the revenue from FastFind and Interest.com, both of which were acquired in the fourth quarter of 2005, and Mortgage-calc.com, acquired in August 2006. While CPMs were relatively flat for the first nine months of 2006 compared to 2005, we sold 252.9 million, or 24%, more advertisements in 2006. Hyperlink revenue was up $ 8,004,000, or 71%, in the nine months ended September 30, 2006 compared to 2005. In addition to the revenue derived from Interest.com described above, we benefited from favorable product pricing as the number of hyperlink advertisers remained relatively constant between the periods.

A majority of our advertising customers purchase advertising under short-term contracts. Customers have the ability to stop, and on occasion have stopped, advertising on relatively short notice. Online publishing revenue would be adversely impacted if we experienced contract terminations, or if we were not able to renew contracts with existing customers or obtain new customers. The market for Internet advertising is intensely competitive and has, in the past, experienced significant downturns in demand that could adversely impact advertising rates. Future revenue could be adversely affected if we were forced to reduce our advertising rates or if we were to experience lower CPMs.

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

Page Views
(Millions)
	2006	2005	2004	2003	2002
Q1	124.2	111.0	117.2	106.7	58.4
Q2	116.0	113.8	92.6	121.8	48.0
Q3	126.7	107.8	92.0	100.3	82.1
Q4	-	97.6	91.3	75.8	79.3

Year	-	430.2	393.1	404.6	267.8

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

Quarterly Print Publishing and Licensing Revenue

	Q3 06	Q2 06	Q1 06	Q4 05	Q3 05	Q2 05	Q1 05
Mortgage Guide	$3,336,562	$4,011,368	$3,927,385	$2,064,044	$944,943	$928,504	$945,083
Editorial	372,715	190,015	245,048	214,542	212,815	232,503	210,213
	$3,709,277	$4,201,383	$4,172,433	$2,278,586	$1,157,758	$1,161,007	$1,155,296

Print publishing and licensing revenue for the quarter ended September 30, 2006 was up $2,552,000, or 220%, compared to the same period in 2005, primarily due to an increase in Mortgage Guide revenue. We ended the third quarter of 2006 with 185 Mortgage Guide contracts, having acquired 107 of the contracts in the MMIS acquisition in the fourth quarter of 2005. Editorial sales were up $160,000, or 75%, due to the launch of our first editorial free-standing insert in USA Today. A free-standing insert, or FSI, is a preprinted advertising booklet that is loosely inserted between the pages of a newspaper or magazine. In our case, we develop FSI’s with our editorial content, and then sell the sponsorship of the FSI to one or more advertisers. We anticipate selling approximately two FSI’s each quarter.

Print publishing and licensing revenue for the first nine months of 2006 was up $8,609,000, or 248%, compared to the comparable period in 2005 primarily due to an increase in Mortgage Guide revenue related to the contracts acquired in the MMIS acquisition in the fourth quarter of 2005. Editorial sales were up $152,000, or 23%, due to the launch of our first editorial free-standing insert in USA Today.

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

Online Publishing Gross Margin

	Q3 06	Q2 06	Q1 06	Q4 05	Q3 05	Q2 05	Q1 05
GAAP:
Online publishing revenue	$15,777,141	$15,464,987	$15,615,999	$11,611,543	$11,214,265	$11,204,023	$9,266,553
Cost of online publishing revenue	2,648,944	2,806,868	2,900,584	2,023,967	1,902,520	1,823,127	1,639,475
Gross margin	$13,128,197	$12,658,119	$12,715,415	$9,587,576	$9,311,745	$9,380,896	$7,627,078
Gross margin as a percentage of revenue	83%	82%	81%	83%	83%	84%	82%
Non-GAAP:
Online publishing revenue, excluding barter	$15,777,141	$15,464,987	$15,615,999	$11,137,543	$10,776,310	$10,483,096	$8,645,747
Cost of online publishing revenue,
excluding stock compensation expense	2,359,398	2,518,368	2,692,088	2,023,967	1,902,520	1,823,127	1,639,475
Gross margin, excluding barter and stock compensation expense	$13,417,743	$12,946,619	$12,923,911	$9,113,576	$8,873,790	$8,659,969	$7,006,272
Gross margin, excluding barter and stock compensation expense as a percentage of revenue	85%	84%	83%	82%	82%	83%	81%

Online publishing costs for the three months ended September 30, 2006 were $746,000, or 39%, higher than in the same period in 2005. Excluding stock-based compensation expense of $290,000, these costs were $456,000, or 24%, higher than the comparable amount reported in the third quarter of 2005. This increase was due primarily to higher revenue sharing payments of $70,000 due to higher associated revenue; higher allocated infrastructure costs of a $95,000; and  $319,000 of costs associated with the acquisitions in the fourth quarter of 2005.

For the first nine months of 2006, online publishing costs were $2,991,000, or 56%, higher than the same period in 2005. Excluding stock-based compensation expense of $787,000, these costs were $2,204,000, or 41%, higher than the first nine months of 2005. The increase is due primarily to higher human resource costs of $194,000; higher revenue sharing payments of $682,000; higher freelance writer’s expense of $60,000; and approximately $1,225,000 of costs associated with the acquisitions in the fourth quarter of 2005.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing and licensing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs typically vary proportionately with the related revenues.

Print Publishing and Licensing Gross Margin

	Q3 06	Q2 06	Q1 06	Q4 05	Q3 05	Q2 05	Q1 05
GAAP:
Print publishing & licensing revenue	$3,709,277	$4,201,383	$4,172,433	$2,278,586	$1,157,758	$1,161,007	$1,155,296
Cost of print publishing & licensing revenue	3,358,281	3,773,258	3,542,110	2,050,530	1,116,943	1,075,375	1,103,169
Gross margin	$350,996	$428,125	$630,323	$228,056	$40,815	$85,632	$52,127
Gross margin as a percentage of revenue	9%	10%	15%	10%	4%	7%	5%
Non-GAAP:
Print publishing & licensing revenue	$3,709,277	$4,201,383	$4,172,433	$2,278,586	$1,157,758	$1,161,007	$1,155,296
Cost of print publishing & licensing revenue,
excluding stock compensation expense	3,318,297	3,715,567	3,531,979	2,050,530	1,116,943	1,075,375	1,103,169
Gross margin	$390,980	$485,816	$640,454	$228,056	$40,815	$85,632	$52,127
Gross margin as a percentage of revenue	11%	12%	15%	10%	4%	7%	5%

Print publishing and licensing costs for the quarter ended September 30, 2006 of $3,358,000 increased by approximately $2,241,000, or 201%, from the comparable amount reported in the third quarter of 2005 due to the acquisition of the newspaper rate table business of MMIS in the fourth quarter of 2005. Excluding stock-based compensation expense of $40,000, these costs increased by approximately $2,201,000 compared to the same period in 2005. Our gross margin as a percentage of revenue dropped to approximately 9% due to an increase in revenue sharing payments.

For the first nine months of 2006, print publishing and licensing costs of $10,674,000 increased $7,378,000 from the first nine months of 2005 due to the acquisition of the newspaper rate table business of MMIS in the fourth quarter of 2005. Excluding stock-based compensation expense of $108,000, these costs increased $7,270,000 compared to the same period in 2005. Revenue sharing payments in 2006 were up $584,000, or 24% over the comparable period in 2005.

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead. Sales costs for the three months ended September 30, 2006 were $1,392,000, and were approximately $449,000, or 48%, higher than the comparable amount reported in the third quarter of 2005. The increase is due primarily to stock compensation expense of $216,000, higher human resource costs from additional hires, and higher training and travel expenses. For the first nine months of 2006, sales costs were $3,729,000, up $973,000, or 35%, over the comparable period in 2005. The increase is due to stock compensation expense of $543,000, higher human resource costs of $223,000; higher commission expense of approximately $48,000 due to higher revenue; and $98,000 in training and travel costs.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs. Marketing costs for the three and nine months ended September 30, 2006 were $1,398,000 and $3,438,000, respectively, representing an increase of 1% and decrease of 25% over the marketing costs in the comparable periods of 2005. Marketing costs also included barter expense prior to January 1, 2006, which represented the non-cash cost of our advertisements that were run on other companies’ web sites in our barter transactions. Barter expense was $438,000 and $1,780,000 for the three and nine months ended September 30, 2005, respectively. We spent approximately $459,000 more this quarter to drive traffic to our web sites. During the third quarter of 2006, approximately 90% of traffic to our web sites came directly to the sites.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development and other technology costs. Product development costs for the three months ended September 30, 2006 were $937,000, and were $240,000, or 34%, higher than the comparable amount reported in the third quarter of 2005 due primarily to an increase in human resource costs of $161,000.

For the first nine months of 2006, product development costs of $2,766,000 were $1,054,000, or 62%, higher than the comparable amount in the first nine months of 2005. The increase is due primarily to the addition of our Chief Technology Officer in May 2005, additional infrastructure costs associated with the FastFind acquisition, and expenses associated with the design and development of new products and higher human resources costs supporting our expanded infrastructure.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. In the third quarter of 2006, these costs were $5,300,000 and were $3,140,000, or 145% higher than the comparable amount reported in the third quarter of 2005. Approximately $584,000 of these costs were general and administrative costs related to the operations of FastFind, MMIS and Interest.com. Other cost increases included stock compensation expenses of $1,086,000,  human resource costs of $235,000, legal and accounting fees of $628,000, bad debt expense of $463,000, bank service and merchant charges of $62,000 and rent of $94,000.

In the first nine months of 2006, general and administrative expenses of $16,735,000 were $10,438,000, or 166%, higher than the first nine months of 2005. Excluding stock-based compensation expense of $4,910,000 in the first nine months of 2006, these costs increased by $5,528,000, or 88% over the first nine months of 2005. Approximately $2,356,000 of these costs were general and administrative costs for FastFind, MMIS and Interest.com, acquired in the fourth quarter of 2005. Other cost increases included legal and accounting fess of $1,426,000, human resource costs of $374,000, bad debt expense of $843,000, bank service and merchant charges of $170,000, rent of $188,000 and increases in various other infrastructure costs.

Depreciation and Amortization

Depreciation and amortization expense for the three and nine months ended September 30, 2006 was $451,000, or 249%, and $1,176,000, or 203%, respectively, higher than the amounts reported in the same periods in 2005 due primarily to intangibles amortization related to the fourth quarter 2005 acquisitions.

Other Income

Other income consists of interest income generated from invested cash and cash equivalents. Interest income for the three and nine months ended September 30, 2006 was higher than the amounts reported in the same periods in 2005 due to the $ 92.4 million net proceeds received in May 2006 from our secondary offering. Additionally, the quarter ended March 31, 2005 included a $221,000 gain from insurance proceeds.

Income Taxes

The change in our effective tax rate in the three and nine-months ended September 30, 2006 compared to 2005 was primarily due to the net effect of the adoption of SFAS 123R as of January 1, 2006, and the expansion of our operations into certain higher state tax jurisdictions.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Provision for income taxes	$656,116	$1,632,312	-60%	$4,102,465	$4,340,336	-5%
Effective tax rate	35%	38%	-	40%	38%	-

Goodwill and Intangible Assets

In accordance with SFAS No. 142, we test goodwill for impairment at least annually at the reporting unit level in lieu of amortization. We have determined that we have two reporting units, online publishing and print publishing and licensing, under SFAS No. 142 as these are the components of the business for which discrete financial information is available and for which management regularly reviews the operating results.

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

In connection with the acquisition of Wescoco LLC, d/b/a “FastFind” on November 30, 2005, we made a final payment of approximately $149,000 based on an adjustment to Closing Date Net Working Capital as defined under Section 3.03 of the Agreement and Plan of Merger dated November 20, 2005. Accordingly, goodwill was increased by this amount during the quarter ended June 30, 2006.

The Agreement and Plan of Merger for the acquisition of Mortgage Market Information Services, Inc. and Interest.com dated December 1, 2005 contains a provision in Section 3.03 for the potential adjustment to Closing Date Equity, as defined. To date, no such adjustment has been agreed upon. Goodwill was adjusted however, for approximately $190,000 related to accounts receivable and $78,000 related to deferred revenue.

Liquidity and Capital Resources

	September 30,	December 31,
	2006	2005	Change
Cash and cash equivalents	$103,218,730	$3,479,609	$99,739,121
Working capital	113,266,188	9,809,238	103,456,950
Stockholders' equity	161,686,650	52,852,952	108,833,698

Our principal source of liquidity is the cash generated by our product revenue. Another source of cash is proceeds from the exercise of employee stock options.

In May 2006, we closed a public offering of 2,697,776 shares of our common stock, of which 2,005,991 shares were sold by the Company and 691,785 shares were sold by certain of our existing stockholders, at a price of $48.25 per share resulting in net proceeds to us of approximately $92.7 million.

As of September 30, 2006, our primary commitments were approximately $10,367,000 in operating lease payments over the next 10 years, as well as capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $6,366,000 through September 30, 2007. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. There are no other significant commitments or any off-balance sheet arrangements.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of September 30, 2006.

		Payments Due
		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations (1)	10,366,534	1,211,443	2,243,042	1,912,186	4,999,863
Purchase obligations (2)	661,752	543,443	115,224	3,085	-
Other long-term obligations	-	-	-	-	-
	$11,028,286	$1,754,886	$2,358,266	$1,915,271	$4,999,863

(1)	Includes our obligations under existing operating leases.
(2)	Represents base contract amounts for Internet hosting, co-location content distribution and other infrastructure costs.

During the nine months ended September 30, 2006, we generated $10,214,000 of net cash from operating activities. Our net income of $6,108,000 was adjusted for the impact of stock-based compensation expense and the tax benefit from exercised stock options of $7,318,000; the deferred income tax provision of $1,049,000; depreciation and amortization of $1,754,000; bad debt expense of $1,158,000; and a net negative change in the components of operating assets and liabilities of $7,172,000. Of this negative change, $6,123,000 resulted from an increase in accounts receivable; $1,226,000 resulted from a decrease in accounts payable; $1,683,000 resulted from an increase in accrued expenses; and $945,000 resulted from a decrease in other liabilities. Accounts receivable balances were higher at September 30, 2006 supporting higher sales levels, larger customers buying advertising through agencies that typically extend payments beyond 60 days, and slower collections from the recently acquired MMIS newspaper rate table business. The decrease in accounts payable was due to scheduled payments to trade vendors, and payments made in the nine months of 2006 for 2005 sales commission and the management incentive plan. The increase in accrued expenses relates to the $3,000,000 American Interbanc, LLC legal settlement.

During the nine months ended September 30, 2006, net cash of $1,083,000 was used to purchase furniture & equipment; $291,000 was used for lease security deposits for the new Chicago and New York offices; $4,400,000 was used to purchase Mortgage-calc.com on August 4, 2006 and an additional $149,000 was paid as working capital adjustment to the sellers of FastFind under the terms of Agreement and Plan of Merger dated November 30, 2005. In May 2006, we closed a public offering of 2,697,776 shares of our common stock, of which 2,005,991 shares were sold by the Company and 691,785 shares were sold by certain of our existing stockholders, including those aquired upon excecise of stock options, at a price of $48.25 per share resulting in net proceeds to us of approximately $92.4 million.

Cash flows from financing activities include the net proceeds from the sale of common stock of $90,688,000, the proceeds from the excercise of the selling stockholders’ and other stock options of $2,699,000, and $2,021,000 of tax benefits related to the adoption of FAS 123R as of January 1, 2006.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of September 30, 2006, all of our cash equivalents matured in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On October 9, 2006, we entered into a Confidential Final Settlement Agreement and Mutual Release (the “Agreement”) with AI. Under the terms of the Agreement, we agreed to make a one-time cash payment of $3,000,000 to AI and AI agreed to dismiss the lawsuit with no ability to reassert its claims against us. The Company and AI have also agreed to certain terms and conditions that permit AI to advertise on Bankrate.com. We believe that all of AI’s claims against us were factually and legally without merit and did not admit to any wrongdoing as part of the settlement. As the $3,000,000 cash payment was probable and reasonably estimable as of September 30, 2006, we included the $3,000,000 legal settlement in the accompanying condensed consolidated statement of income. For more information on the AI lawsuit, see Note 5 “Commitments and Contingencies” of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for a discussion of legal proceedings pending against us.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2005 Annual Report, as updated in our subsequent quarterly reports. There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report other than as follows:

The expected benefits of our recent acquisition of FastFind, including expected synergies, may not be realized

Our FastFind operations, which we acquired in November 2005, have not performed as originally expected and we have been unable to monetize the FastFind assets as we had planned. Although we have developed a strategy to develop FastFind into a successful lead generation of business, there is no assurance that we will be able to realize the revenue opportunities available in the lead aggregator business. Furthermore, our strategy for FastFind requires us to continue to incur costs and expenses to, among other things, increase traffic for FastFind and develop more significant relationships with key financial institutions. However, there can be no assurance that sufficient revenue will ever be derived from FastFind to substantiate these costs or that we will ever receive an acceptable return on our investment in FastFind.

We may Face Liability for, and may be Subject to Claims Related to, Inaccurate Advertising Content Provided to Us

Much of the information on our web site that is provided by advertisers and collected from third parties relates to the rates, costs and features for various loan, depositary, personal credit and investment products offered by financial institutions, mortgage companies, investment companies, insurance companies and others participating in the consumer financial marketplace. While we maintain an aggressive quality control program, we are exposed to the risk that some advertisers may provide us, or directly post on our web site, (i) inaccurate information about their product rates, costs and features, or (ii) rates, costs and features that are not available to all consumers. This could cause consumers to lose confidence in the information provided by advertisers on our web site, cause certain advertisers to become dissatisfied with our web site, and result in lawsuits being filed against us. Our insurance may not adequately protect us against these types of lawsuits.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)	Exhibits

10.1	Executive Agreement effective September 11, 2006 between Donaldson Ross and Bankrate, Inc.

31.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Dated: November 9, 2006	By: /s/ EDWARD J. DIMARIA
Edward J. DiMaria
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)