Form 10-K
period 2006-12-31
BANKRATE INC
filed 2007-03-16
CIK 1080866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Fiscal Year Ended December 31, 2006
or
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Transition Period From______ to ______

Commission File No. 0-25681

(exact name of registrant specified in its charter)

Florida	65-0423422
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11760 U.S. Highway One, Suite 200
North Palm Beach, Florida 33408
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: (561) 630-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐Yes ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the average of the closing bid and ask quotations for the Common Stock on June 30, 2006 as reported by the Nasdaq National Market was approximately $311,862,000. As of February 28, 2007, the registrant had outstanding 18,269,924 shares of Common Stock.

Documents Incorporated By Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2007, are incorporated by reference in Part III.

Introductory Note

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, as well as:

•	the willingness of our advertisers to advertise on our web sites;

•	interest rate volatility;

•	our ability to establish and maintain distribution arrangements;

•	our ability to integrate the business and operations of companies that we have acquired, and those we may acquire in the future;

•	our ability to realize expected benefits, including synergies, of companies that we have acquired, and those that we may acquire in the future;

•	our ability to maintain the confidence of our advertisers by detecting click-through fraud and unscrupulous advertisers;

•	our need and our ability to incur additional debt or equity financing;

•	the effect of unexpected liabilities we assume from our acquisitions;

•	the impact of resolution of lawsuits to which we are a party;

•	the willingness of consumers to accept the Internet as a medium for obtaining financial product information;

•	the ability of consumers to access our websites through non-PC devices;

•	increased competition and its effect on our web site traffic, advertising rates, margins, and market share;

•	our ability to manage traffic on our web sites and service interruptions;

•	our ability to protect our intellectual property;

•	the effects of facing liability for content on our web sites;

•	legislative or regulatory changes;

•	the concentration of ownership of our common stock;

•	the fluctuations of our results of operations from period to period;

•	the strength of the United States economy in general;

•	the accuracy of our financial statement estimates and assumptions;

•	effect of changes in the stock market and other capital markets;

•	technological changes;

•	changes in monetary and fiscal policies of the U.S. Government;

•	changes in consumer spending and saving habits;

•	changes in accounting principles, policies, practices or guidelines;

•	the effect of provisions in our Articles of Incorporation, Bylaws, and certain laws on change-in-control transactions;

•	other risks described from time to time in our filings with the Securities and Exchange Commission; and

•	our ability to manage the risks involved in the foregoing.

However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Annual Report. We do not undertake to update any forward-looking statement, except as required by law.

PART I

Item 1. Business

Overview

Bankrate, Inc. and subsidiaries (the "Company", "Bankrate", "we", "us", "our") own and operate an Internet-based consumer banking marketplace. Our flagship web site, Bankrate.com, is one of the web's leading aggregators of information on more than 300 financial products and fees, including mortgages, credit cards, automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. We also own and operate Interest.com, a smaller, yet similar site, FastFind.com, an Internet-based lead aggregation firm, and Bankrate Print, which produces newspaper-based advertising and editorial products. Additionally, we provide financial applications and information to a network of distribution partners and national, regional, and local publications. We provide the tools and information that can help consumers make better financial decisions. We regularly survey more than 4,800 financial institutions in more than 575 markets in all 50 states in order to provide the most current objective, unbiased information. Hundreds of print and online partner publications depend on us as their trusted source for financial rates and information.

Bankrate was founded approximately 30 years ago as a print publisher of the newsletter Bank Rate Monitor. From 1976 through 1996, our principal business was the publication of print newsletters, the syndication of unbiased editorial bank and credit product research to newspapers and magazines and advertising sales of the Mortgage and Deposit Guide, a newspaper-advertising table consisting of product and rate information from local mortgage companies and financial institutions. The company that we operate today was incorporated in the State of Florida in 1993.

In 1996, we began our online operations by placing our editorially unbiased research on our web site, Bankrate.com. By offering our information online, we created new revenue opportunities through the sale of graphical and hyperlink advertising associated with our rate and yield tables. In fiscal 1997, we implemented a strategy to concentrate on building these online operations.

Today, we operate in two reportable business segments: online publishing and print publishing and licensing. The online publishing segment generally includes the online operations of the Bankrate Network, which includes Bankrate.com, Interest.com, Mortgage-calc.com, and Bankrate Select, the new partnership involving our FastFind operations and Lending Tree. Our rate tables provide, at no cost to the consumer, a detailed list of lenders by market and include relevant details to help consumers compare loan products. We continue to enhance our offerings in order to provide Bankrate.com users with the most complete experience. Features such as financial calculators and e-mail newsletters allow users to interact with our site. Our Rate Trend Index is a weekly poll of industry insiders designed to help consumers forecast interest rate trends. In addition, our offerings include channels on investing, taxes, college finances, financial advice and insurance. Each channel offers a unique look at its particular topic. For example. Bankrate.com users can read advice and tips from the Tax channel, obtain business ideas from the Small Business channel and ask a financial expert a question in the Advice channel.

We operate a traditional media business on the Internet. We have a high quality, poised-to-transact audience that we educate and is ready to do business with our advertisers. Bankrate.com is one of the leading web sites for financial information and advice according to comScore Media Metrix.

Our print publishing and licensing segment includes our traditional print publications and syndicated editorial content in more than 150 newspapers and three national magazines. Today, the Mortgage and Deposit Guide. The Mortgage and Deposit Guide is a weekly newspaper-advertising table consisting of product and rate information from local mortgage companies and financial institutions. The Mortgage and Deposit Guide appears weekly in approximately 500 U.S. metropolitan newspapers with combined single day circulation in excess of 40 million copies, and a television version. In addition to serving as a revenue source, our print publications also increase our exposure, serve as branding opportunities for our web site, and absorb part of the costs of producing our research and original editorial content.

For further discussion of our two reportable business segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and Critical Accounting Policies, and Note 8 to the Financial Statements elsewhere in this Form 10-K.

We believe that the recognition of our research as a leading source of independent, objective information on banking and credit products is essential to our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are seeking to build greater brand awareness of our web site and to reach a greater number of online users.

Our efforts during the past several years have been focused on developing Bankrate.com into the leading destination site for consumer banking and personal finance information. The key drivers of our business are the number of advertisers on our online network, the number of "page views," and the number of consumers visiting our web sites. Since 2001 the number of advertisers on our web sites has grown from approximately 320 to over 390 and annual page views have grown from 237 million to 487 million.

Additionally, we have broadened the focus of our financial products research from 100 financial products in 155 markets in 2001 to more than 300 financial products in approximately 575 markets today. Our marketing efforts to generate traffic have evolved from primarily non-cash intensive programs such as sweepstakes and promotions into today's key word search engine advertising campaigns. In 2001 we syndicated our editorial content and research to 97 newspapers compared to today's 153 newspapers.

As a result of these efforts we were able to take advantage of several acquisition opportunities in 2005 and 2006. On November 30, 2005, we acquired Wescoco, LLC (“FastFind”) and on December 1, 2005, we acquired Mortgage Market Information Services, Inc. and Interest.com (collectively, “MMIS/Interest.com”). FastFind, an Internet lead aggregator based in San Francisco, California was purchased for $10.1 million in cash. MMIS/Interest.com, which publishes Mortgage and Deposit Guides in over 300 newspapers and operates Interest.com, a web site which publishes financial rates and information connecting consumers with lenders, was acquired for $30 million in cash, subject to post-closing adjustments.

In August 2006, we completed the acquisition of a group of assets that consists of three web sites (Mortgage-calc.com, Mortgagecalc.com, and Mortgagemath.com) owned and operated by East West Mortgage, Inc. for $4.4 million in cash. The operations of the three web sites were integrated into our online publishing segment.

In 2007, we are focusing on:

•	Optimizing our cost per thousand impressions (“CPMs”) and cost per clicks (“CPCs”) on the Bankrate Network - Bankrate.com, Interest.com, Mortgage-calc.com, and FastFind.
•	Enhancing search engine marketing and keyword buying to drive targeted impressions into the Bankrate Network.
•
Re-launching FastFind with the new name “Bankrate Select” through a partnership with Lending Tree to gain access to a well-established lender network, which we anticipate will better monetize the leads we generate.

•	Expanding our co-brand and affiliate footprint.
•	Selling advertising for our Deposit rate tables to be placed in our 500+ newspaper network.

Our Opportunity

We believe many financial services customers are relatively uninformed with respect to financial products and services and often rely upon personal relationships when choosing such products and services. It is our belief that many of these products and services are not well explained, and viable, equivalent alternatives typically are not presented when marketed to consumers through traditional media. As the sale of many of these products and services moves to the Internet, consumers seek new sources of independent objective information such as Bankrate.com to facilitate and support their buying decisions. The interactive nature of the Internet allows us to display extensive research on financial products and services that was previously unavailable to consumers.

According to a 2004 survey conducted by the Board of Governors of the U.S. Federal Reserve, the percentage of U.S. families that own certain financial instruments was as follows:

Transaction Accounts	CDs	Stocks	Loan secured by primary residence	Installment loans	Credit card balances	Any debt
91.3	12.7	20.7	47.9	46.0	46.2	76.4

We believe the majority of financial information available on the Internet is oriented toward investment advice and providing business news and stock market information, rather than personal and consumer finance information, advice and interest rate data. Our efforts are targeted to fulfill the slightly less competitive, but equally important niches of consumer banking and personal finance information. As a result, we believe we can maintain a loyal base of users comprised of targeted audiences that are attractive to advertisers.

We have seen steady interest in our primary niches - mortgages, automobile loans, home equity loans and CD/savings products. Our ability to provide a platform for frictionless communication between consumers and businesses has not changed. We believe that we are well-positioned to benefit from growth in the Internet personal finance advertising market.

Strategy

We believe that the consumer banking and personal finance sectors hold significant opportunities for growth and expansion. As we grow, we are seeking to consolidate our position as the industry leader in the gathering of rate data and to expand our brand recognition with consumers and partners. Elements of our strategy include:

•
Continuing to provide advertisers with high-quality, ready-to-transact consumers: By advertising on our online network, either through purchasing graphic ads or hyperlinks banks, brokers and other advertisers are tapping into our strongest resource, consumers on the verge of engaging in a high-value transaction. By allowing advertisers to efficiently access these “in-market” consumers, we are helping advertisers lower their own costs of acquiring new customers, and ultimately creating a transaction that is beneficial for the advertiser, the consumer and us.

•
Remaining the dominant brand in consumer personal finance data and content: We are continuing our strong push to remain the dominant player in our market. We believe that we are the leader in our market using based on a number of metrics, including revenue, the number of financial institutions surveyed, the number of pages viewed by consumers and the number of unique visitors each month.

•
Continuing growth through partnering with top web sites: Our partner network provides our online network with a steady stream of visitors, with little to no up-front payment risk to us. As the bulksubstantially all of these agreements are revenue-sharing, we only pay our partners a percentage of  the revenue earned. We will also explore initiatives to expand the breadth and depth of our product offerings and services by partnering in the real estate, insurance, auto finance, sub-prime lending and college lending areas.

Distribution Arrangements

Our distribution (or syndication) arrangements with other web site operators fall into two categories: (1) co-branding, in which we establish a "co-branded" site with another web site operator, and (2) licensing, in which we provide content to the other operator's web site together with a hyperlink to Bankrate.com. Historically, co-branding has been more effective in driving traffic to our online network than licensing

Co-branded sites are created pursuant to agreements with other web site operators. Generally, agreements relating to co-branded sites provide for us to host the co-branded web pages, sell and serve the graphic advertising, and collect advertising revenues, which are shared with the third party web site.

Under licensing arrangements, we provide limited content to other web sites in exchange for a fee. The content identifies Bankrate.com as its source and typically includes a hyperlink to the Bankrate.com web site.

Our largest partners in terms of driving traffic to our online network, as of December 31, 2006, included America Online, Yahoo!, CNN, MSN, Internet Broadcasting System, Dollar Stretcher and USA Today. During 2006, approximately 12% of the traffic to Bankrate.com was attributable to the distribution partners compared to 14% in 2005 and 20% in 2004. The decline results primarily from the heightened consumer awareness of our site, resulting in more traffic coming directly to Bankrate.com. We expect traffic from distribution partners to continue to be approximately 10% to 15% of total site traffic in 2007.

Financial Product Research

Our research staff tracks comparative information on more than 300 financial products and services, including checking accounts, consumer loans, lines of credit, mortgages, certificates of deposit, savings accounts, credit cards, money market accounts and online accounts. We estimate that over 3,000,000 items of data are gathered each week for approximately 575 markets across the United States from over 4,800 financial institutions. The information obtained includes not only interest rates and yields, but also related data such as lock periods, fees, points, and loan sizes for mortgages, and grace periods, late penalties, cash advance fees, cash advance annual percentage rates, annual percentage yields, minimum payments, and terms and conditions of credit cards.

We adhere to a strict methodology in developing our markets and our institutional survey group. The market survey includes the 100 largest U.S. markets, as defined by the U.S. Census Bureau's Metropolitan Statistical Area categories and FDIC Market Report. Along with the largest markets, the surveys include secondary markets and other selected communities that represent areas of high growth.

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

All products included in our database have narrowly defined criteria so that information provided by institutions is comparable. The quality control process then includes several visual checks and proofing by different staff members to ensure that the data inputs are accurate. Our quality control staff reviews each listing in relation to regional and national trends and for overall accuracy and consistency fees and related information prior to disclosure of the information to consumers. The staff also reviews the comparability of products, institutional accuracy and survey accuracy. In addition, the quality control team performs anonymous shopping on a daily basis, whereby we place calls to institutions in order to validate the data in a consumer setting. Institutions providing invalid data are contacted by our quality control staff to ensure that future information will be accurate.

The criteria for product listings consist of specific attributes, such as loan size and term that are used to define each type of financial instrument in order to ensure uniformity in the products that are compared. Institutions listed in our Bankrate.com online tables that purchase hyperlinks to their own sites or purchase other advertising must comply with the same criteria for product listings that apply to other institutions or the advertisements will be removed.

We are aware of the potential conflict of interest resulting from the sale of advertising to financial institutions while providing independent and objective research. However, we believe that no potential conflicts of interest have ever compromised our ability to provide independent and objective research, and we are committed to continue to provide such research in the future.

Editorial Content

In addition to our research department, as of December 31, 2006, we maintained an editorial staff of 19 editors, writers, researchers, technical producers and designers who create original content, research studies and decision tools for our online network. We also have relationships with more than 30 freelance journalists. The reporters and editors of our online network have extensive combined media experience in newspaper, magazine, new media and or broadcast with a combined average of 18 years' experience in journalism. We believe the quality of our original content plays a critical role in attracting visitors to our Web siteonline network and to our co-branded partners’ web sites.

Most of the content within our online network is original and produced internally. There is a very limited amount of third-party content, acquired under advertising revenue-sharing agreements or licenses, which allows us to incorporate relevant information on our Bankrate Network that would otherwise require additional resources to produce. An example of this type of arrangement is the incorporation in Bankrate.com of currency conversion functionality from OANDA.com, a comprehensive provider of foreign exchange and currency trading information services.

Print Publications

We continue to produce traditional print publications to absorb part of the cost of producing research and original editorial content. Additionally, we believe that print publishing activities contribute to greater exposure and branding opportunities for our web site. Our print publications activities include the following:

•
Mortgage Guide: We generate revenue through the sale of mortgage rate and product listings in over 500 newspapers across the United States with combined daily circulation of more than 40 million copies. We enter into agreements with the newspapers for blocks of print space, which is in turn sold to mortgage lenders and we share the revenue with the newspapers on a percentage basis.

•
Deposit Guide: We generate revenue through the sale of Deposit rate and product listings in 13 newspapers across the United States with combined daily circulation of more than 2 million copies. We enter into agreements with the newspapers for blocks of print space, which is in turn sold to financial institutions and we share the revenue with the newspapers on a percentage basis.

•
Syndication of Editorial Content and Research: We syndicate editorial research to 153 newspapers, which have a combined Sunday circulation of more than 29 million copies, and three national magazines with combined monthly circulation in excess of 3 million copies.

•
Newsletters: We publish three newsletters: 100 Highest Yields and Jumbo Flash Report, which target individual consumers, and Bank Rate Monitor, which targets an institutional audience. These newsletters provide bank deposit, loan and mortgage interest rate information with minimal editorial content.

In 2006, we launched a new product, our Free Standing Insert program. We create a free standing publication with our original editorial content that is inserted into a newspaper. We then sell sponsorship of the free standing publication to an advertiser. Although this product is expensive to produce, we expect this product to increase net income slightly. We believe our Free Standing Insert program is beneficial to us because it further increases our visibility in the marketplace.

For the fiscal years ended December 31, 2006, 2005 and 2004, the percentage of total revenue generated by Mortgage and Deposit Guide advertising was 18%, 10% and 11%, respectively.

Consumer Marketing

Our primary marketing expenditures are for key word cost-per-click advertising campaigns on Internet search engines. Through the end of 2005, we also entered into barter transactions (our exchange of advertising space on our online network for reciprocal advertising space on other web sites) to promote our brand and generate traffic to our online network. We actively conduct earned media public relations campaigns to promote our editorial content and personnel to the consumer and trade media. Bankrate spokespersons are routinely featured in newspapers, magazines and in broadcast media, and are promoted to and are featured as expert commentators on, major broadcast and cable news programs and talk radio. In 2006, Bankrate experts were quoted or we were referenced in over 1,100 media exposures. Our spokespersons were featured in 112 television interviews, including The Today Show, CBS’ The Early Show, The Fox Cable Network, MSNBC, CNBC, and CNN; 772 print articles, including The New York Times, The Wall Street Journal and USA Today; and about 225 interviews on numerous talk radio broadcasts. Finally, we produce “The Bankrate.com Personal Finance Minute” which is distributed to XM radio and selected terrestrial radio stations throughout the U.S.

Bankrate.com’s home page and other key pages of our online network routinely rank at or near the top of major search engines' natural (unpaid) listings for highly coveted key words and phrases related to banking products, and we generate significant traffic and revenue from such placements. The high rankings are largely a result of our success at creating highly relevant, widely read content, and because our personnel stay abreast of and use various search engine optimization techniques.

Bankrate Select

In early 2007 we will re-launch the FastFind lead generation business as Bankrate Select through a partnership with Lending Tree. We will gain access to a well established lender network, which we believe will better and more fully monetize the leads we generate. We believe visitors to our online network value and trust the Bankrate brand and we expect that the click and conversion rates should improve with the implementation of Bankrate Select.

Advertising Sales

The sales team focuses on selling online and offline advertising to national, regional and local advertisers. The sales staff focuses on three segments of the financial industry: lending (mortgage, home equity and auto loans), banking (CDs, MMAs and credit cards) and general personal finance (college loans, taxes and IRAs). We have three sales regions with offices in each region: East (New York City), Midwest (Chicago), and West (San Francisco and Orange County). Each salesperson is responsible for a designated geographic region of the United States. They are paid based on their individual performance within their territory.

The sales team is responsible for selling all of our products including graphic advertising on Bankrate.com, Mortgage-calc.com and Interest.com, hyperlink listings on the Bankrate rate tables, rate table listings in the Mortgage and Deposit Guides and mortgage leads from Bankrate Select. We believe this approach enhances the value for advertisers and direct marketers by (1) alleviating the need to purchase advertising from numerous vendors, (2) providing advertisers and direct marketers the opportunity to optimize their marketing dollars between four different products, (3) offering integrated marketing packages that meet the strategic needs of our customers, and (4) providing access to in-market consumers who are ready to act. Advertisers and direct marketers can enhance the effectiveness of their campaigns by customizing advertising delivery on our networks within a particular content channel, geographically or across an entire network.

For the fiscal years ended December 31, 2006, 2005 and 2004, the percentage of total revenue generated by graphic advertising was 47%, 56% and 50%, respectively. For the fiscal years ended December 31, 2006, 2005 and 2004, the percentage of total revenue generated by hyperlink advertising was 34%, 32% and 37%, respectively.

Our advertisers can target prospective customers using several different approaches:

•	Focusing on consumers in specific situations, such as those who are first-time home buyers, or those actively shopping for home equity loans.

•	Targeting specific geographic and product areas; for example, CD shoppers in Georgia; or just one of these - all consumers interested in CDs, or all consumers from Georgia.

•	General rotation throughout our network.

Graphic Advertising

Our most common graphic advertisement sizes are leader boards (728 x 90 pixels) and banners (486 x 60 pixels), which are prominently displayed at the top or bottom of a page, skyscrapers (160x600 or 120x600 pixels) posters (330 x 275 pixels), and islands (250 x 250 pixels). We offer these advertisements which can be targeted to specific areas of our network, or on a general rotation basis. Advertising rates may vary depending upon the product areas targeted (home equity has a higher CPM than auto), geo-targeting (a 15% premium for targeting advertisements to a specific state), the quantity of advertisements purchased by an advertiser, and the length of time an advertiser runs an advertisement on our network. Discounts may be available based upon the volume of advertisements purchased.

Posters are oversized advertisements that contain more information than traditional banner advertisements. We position posters on certain pages so that they dominate the page. In addition, we offer product special issues that are available for single sponsorships. Rates for product special issues are based on expected impression levels and additional content requirements.

Providing effective tools for managing advertising campaigns is essential to maintaining advertising relationships. We use a state-of-the-art program under license from a third-party that allows our advertisers to monitor their spending on our web sites in real-time for impressions received and click-through ratios generated. We also allow third-parties to serve our customers’ advertisements, such as DoubleClick.

Hyperlinks

Financial institutions that are listed in our rate tables have the opportunity to hyperlink their listings. By clicking on the hyperlink, users are taken to the institution's web site. Prior to October 1, 2005, hyperlinks were sold under a flat dollar fee per month contracts that ranged primarily between three and twelve months.

Our hyperlinks were converted to a “cost-per-click” or CPC pricing model on October 1, 2005. Under this arrangement, advertisers pay Bankrate a specific, pre-determined cost each time a consumer clicks on that advertiser’s hyperlink or phone icon (usually found under the advertiser’s name in the rate table listings). All clicks are screened for fraudulent characteristics by an independent thirdparty vendor and then charged to the advertiser’s account.

We also sell text links on our rate pages to advertisers on a CPC basis. Advertisers enter an auction bidding process on a thirdparty web site for placement of their text link based on the amount they are willing to pay for each click through to their web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process.

Behavioral Targeting

In the fourth quarter of 2006, we launched a behavioral targeting initiative with two partners who manage two distinct advertising networks. Behavioral targeting allows us to identify consumers who come to the Bankrate Network, track them on an anonymous basis, and then serve them targeted ads when they are on websites on one of the two partner’s networks. We believe that this initiative can increase the number of advertisements that we serve, however, this initiative is too new to determine its impact on our operations.

Advertisers

We market to local advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country. As of December 31, 2006, we had 61 graphic advertisers and 349 hyperlink advertisers, some of which are both graphic and hyperlink advertisers. Among our larger advertisers are E-Loan, Inc., Citibank, Amerisave Mortgage, ING Direct, Bank of America and HSBC. No sales to any one customer in either our online publishing or print publishing and licensing segment exceeded 10% of total revenue for the periods presented.

Competition

We compete for advertising revenues across the broad category of personal finance information, both in traditional media such as newspapers, magazines, radio, and television, and in the developing market for online financial information. There are many competitors that have substantially greater resources than we do. Our online and print competition includes the following:

•	Personal finance sections of general interest web sites such as Yahoo! Finance, AOL Money & Finance and MSN Money;

•	Personal finance destination sites such as The Motley Fool, MarketWatch, SmartMoney.com, Kiplinger.com and CNNMoney.com;

•	E-commerce oriented sites that include banking and credit products such as LendingTree;

•	Lead aggregators such as LowerMyBills, iHomeowners and NexTag;

•	Print mortgage table sellers like National Financial News Service;

•	Rate listing web sites, such as Realtor.com/Move.com, Informa Research Services and Loans.com/CarsDirect; and

•	Key word CPC advertising sites/networks such as Google, Yahoo! Search Marketing, and Ask.com.

Competition in the online publishing segment is generally directed at growing users and revenue using marketing and promotion to increase traffic to web sites. We believe that our original content, focus and objective product information differentiate us from our competitors. We believe that the market for our print publishing and licensing segment is highly concentrated, and following our acquisition of MMIS, we believe that we are the dominant player in this market.

Seasonality

We believe our online publishing segment in terms of page views is not generally susceptible to seasonality. As brand awareness continues to strengthen for the Bankrate Network, we believe our quarterly page views will become more consistent with a possible decline in the fourth quarter due to the holiday season. However, in 2006, page views in the fourth quarter were 120.6 million, 17.3 million, or 17%, higher than the third quarter in 2006, and 22.9 million, or 24%, higher than the fourth quarter of 2005. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of our traffic and page views.

Operations

We currently operate our online network and supporting systems on servers at a secure third-party co-location facility in Atlanta, Georgia. This third-party facility is manned, and our infrastructure and network connectivity are monitored continuously, on a 24 hours a day, 365 days a year basis. In March 2006, we also added a presence at a similar data center in Denver, Colorado. The additional data center primarily operates systems related to our web sites other than Bankrate.com. The additional data center is also key to our business continuity strategy, providing additional recovery options if either data center should suffer a major outage. These facilities are powered continuously from multiple sources, including uninterruptible power supplies and emergency power generators. The facilities are connected to the Internet with redundant high-speed data lines. The systems at each data center are protected by a multi-layered security system including multiple firewalls at each data center. To provide maximum scalability, many of our high-traffic web pages are served from an independent content distribution network. Multi-node clusters or multiple load shared systems are used for most key functions, including web serving, ad serving, and SQL databases. The vast majority of the information presented on our web sites, including backend databases that provide the raw information, is stored and delivered via such multi-node or multi-system configurations from one of the co-location facilities.

All of our systems are controlled and updated remotely via encrypted virtual private network (“VPN”) links to our operating locations. The technical services team, based in North Palm Beach, Florida has established extensive monitoring of all key systems, originating from multiple locations and methodologies, to provide continuous real-time response capability should key systems or network connections fail. Much of the content on our various web sites is prepared on systems located in the secure server room in our North Palm Beach location, then transferred at scheduled intervals via the VPN to the systems at the co-location facilities. The North Palm Beach facility systems are also powered redundantly by uninterruptible power supply units. In the event that North Palm Beach or any other location is temporarily unavailable, temporary access is established from alternative locations to provide continuity for key operations and content updates.

Proprietary Rights

Our proprietary intellectual property includes our unique research and editorial content, our web sites, our URL’s, and our print publications. We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure to protect this content. In addition, we license some of our data and content from other parties. Our copyrights, trademarks and licenses expire at various dates, and none is individually significant. Because of the nature of our business, we believe that both of our operating segments rely equally on our proprietary intellectual property.

Employees

As of December 31, 2006, we had 163 full-time employees. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our employee relations to be favorable.

Financial Information About Geographic Areas

The advertising customers that we contract with to generate our revenue are located within the United States.

Available Information

For further discussion concerning our business, see the information included in Items 7 (Management’s Discussion and Analysis of Financial Condition and results of Operations) and 8 (Financial Statements and Supplementary Data) of this report.

We make available, free of charge through our web site at www.bankrate.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, if applicable, filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information posted on our web site is not incorporated into this Annual Report on Form 10-K.

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

Risks Related to Our Business

Our Success Depends on Internet Advertising Revenue

We expect to derive approximately 83% of our revenue in the foreseeable future through the sale of advertising space and hyperlinks on our Internet web pages. Any factors that limit the amount advertisers are willing to spend on advertising on our web sites could have a material adverse effect on our business. These factors may include:

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

A number of different pricing models are used to sell advertising on the Internet. Pricing models are typically either CPM-based (cost per thousand impressions) or performance-based. We utilize the CPM-based model, which is based upon the number of advertisement impressions, and the performance-based, or cost-per-click (“CPC”), model, which generates revenue based on each individual click on a particular advertisement. We cannot predict which pricing model, if any, will emerge as the industry standard. Therefore, it is difficult for us to project our future advertising rates and revenues. For instance, banner advertising, which is one of our primary sources of online revenue, may not be an effective advertising method in the future. If we are unable to adapt to new forms of Internet advertising and pricing models, our business could be adversely affected.

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

We believe that as we continue to develop our web sites with broader personal finance topics, the percentage of overall traffic seeking mortgage information will remain stabilized at current levels. To accelerate the growth of traffic to our web sites, we are working with our syndication partners to program more intensively, and we are aggressively promoting products not related to mortgage activity. If we are otherwise unable to increase or maintain traffic to areas of our web sites other than mortgage information, we will be more dependant on interest rate levels and mortgage refinancing activity.

We May Expand our Operations Through Acquisitions, Which Could Divert Management’s Attention and Expose Us to Unanticipated Costs and Liabilities and We May Experience Difficulties Integrating the Acquired Operations, and We May Incur Costs Relating to Potential Acquisitions that are Never Consummated

Our business plan could include growth through future acquisitions. For example, in late 2005, we acquired FastFind and MMIS/Interest.com, and in 2006 we acquired Mortgagecalc.com. However, our ability to consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, and integrate the technical operations and personnel of the acquired company. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities or the dilution of our stockholders’ ownership through issuance of additional stock. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. It is also possible that expected synergies from future acquisitions may not materialize. We may also incur costs and divert management attention as regards potential acquisitions that are never consummated.

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

The Expected Benefits of Our Recent Acquisition of FastFind, Including Expected Synergies, May Not Be Realized

Our FastFind operations, which we acquired in November 2005, have not performed as originally expected and we have been unable to monetize the FastFind assets as we had planned. Although we have developed a strategy to develop FastFind into a successful lead generation business, there is no assurance that we will be able to realize the revenue opportunities available in the lead aggregator business. Furthermore, our strategy for FastFind requires us to continue to incur costs and expenses to, among other things, increase traffic for FastFind and develop more significant relationships with key financial institutions. However, there can be no assurance that sufficient revenue will ever be derived from FastFind to substantiate these costs or that we will ever receive an acceptable return on our investment in FastFind.

If We Fail to Detect Click-through Fraud or Unscrupulous Advertisers, We Could Lose the Confidence of our Advertisers, Thereby Causing our Business to Suffer

We are exposed to the risk of fraudulent clicks on our ads by persons seeking to increase the advertising fees paid to us. Clickthrough fraud occurs when a person clicks on an ad displayed on our Web site in order to generate revenue to us and to increase the cost for the advertiser. If we were unable to detect this fraudulent activity and find new evidence of past fraudulent clicks, we may have to issue refunds retroactively of amounts previously paid to us. In addition, if fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks would not lead to potential revenue for the advertisers.

We are also exposed to the risk that advertisers who advertise on our Web site will advertise interest rates on a variety of financial products that they do not intend to honor. Such “bait and switch” activity encourages consumers to contact fraudulent advertisers over legitimate advertisers because the fraudulent advertisers claim to offer a better interest rate.

Both “bait and switch” and click-through fraud would negatively affect our profitability, and could hurt our reputation and our brand. This could lead the advertisers to become dissatisfied with our advertising programs, which could lead to loss of advertisers and revenue.

More Individuals are Utilizing Non-PC Devices to Access the Internet, and our Online Network May Not be Accepted by Such Users.

The number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants and mobile telephones, has increased dramatically. Our online network was designed for rich, graphic environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices currently available may make access of our online network through such devices difficult. If consumers find our online network difficult to access through alternative devices, we may fail to capture a sufficient share of an increasingly important portion of the market for online services and may fail to attract both advertisers and web traffic.

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

Our Success Depends on Establishing and Maintaining Distribution Arrangements

Our business strategy includes the distribution of our content through the establishment of co-branded web pages with hightraffic business and personal finance sections of online services and web sites. A co-branded site is typically a custom version of our web site with the graphical look, feel, and navigation, of the co-branded partner’s web site. Providing access to these co-branded web pages is a significant part of the value we offer to our advertisers. We compete with other Internet content providers to maintain our current relationships with other web site operators and establish new relationships. In addition, as we expand our personal finance content, some of these web site operators may perceive us as a competitor. As a result, they may be unwilling to promote distribution of our banking and credit content. If our distribution arrangements do not attract a sufficient number of users to support our current advertising model, or if we do not establish and maintain distribution arrangements on favorable economic terms, our business could be adversely affected.

Risks Related to Our Industry, the Internet and Our Technology Infrastructure

Our Future Success is Dependent Upon Increased Acceptance of the Internet by Consumers as a Medium for Obtaining Financial Product Information

Our success will depend in large part on continued and expanded widespread consumer acceptance of obtaining rate information regarding financial products such as mortgages, credit cards, money market accounts, certificates of deposit, checking and ATM fees, home equity loans, online banking fees and new and used auto loans online. The level of consumer use of the Internet to provide for their personal finance needs is subject to uncertainty. The development of an online market for obtaining rate information regarding the above listed financial products is rapidly evolving and likely will be characterized by an increasing number of market entrants. If consumer acceptance of the Internet as a source for such information does not increase, we may not be able to compete effectively with traditional methods of obtaining such rate information and our business, results of operations and financial condition will be adversely affected.

Our Markets Are Highly Competitive

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Yahoo! Finance, AOL Money & Finance, and MSN Money; personal finance destination sites such as The Motley Fool, MarketWatch, SmartMoney.com, Kiplinger.com and CNNMoney.com; e-commerce oriented sites that include banking and credit products such as LendingTree; lead aggregators such as LowerMyBills, iHomeowners and NexTag; print mortgage table sellers like National Financial News Service; rate listing sites such as Realtor.com/Move.com, Informa Research Services and Loan.com/CarsDirect; and key word cost-per-click advertising sites/networks such as Google, Yahoo! Search Marketing and Ask.com. In addition, new competitors may enter this market as there are few barriers to entry. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Many competitors have complementary products or services that drive traffic to their web sites. Increased competition could result in lower web site traffic, advertising rate reductions, reduced margins or loss of market share, any of which would adversely affect our business. We cannot be certain that we will be able to compete successfully against current or future competitors.

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

All of our communications and network equipment is located at our corporate headquarters in North Palm Beach, Florida and/or at secure third-party co-locations facilities in Atlanta, Georgia and Denver, Colorado. Multiple system failures involving these locations could lead to interruptions or delays in service for our web sites, which could have a material adverse effect on our business. Our operations are dependent upon our ability to protect our systems against damage from fires, hurricanes, earthquakes, power losses, telecommunications failures, break-ins, computer viruses, hacker attacks and other events beyond our control.

We Rely on the Protection of Our Intellectual Property

Our intellectual property includes our unique research and editorial content of our web sites, our URL's, and print publications. We rely on a combination of copyrights, trademarks, trade secret laws and our user policy and restrictions on disclosure to protect our intellectual property. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information. Despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our web sites or print publications without authorization. A failure to protect our intellectual property in a meaningful manner could have a material adverse effect on our business.

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

We May Face Liability for, and may be Subject to Claims Related to, Inaccurate Advertising Content Provided to Us

Much of the information on our web sites that is provided by advertisers and collected from third parties relates to the rates, costs and features for various loan, depositary, personal credit and investment products offered by financial institutions, mortgage companies, investment companies, insurance companies and others participating in the consumer financial marketplace. We are exposed to the risk that some advertisers may provide us, or directly post on our web sites, (i) inaccurate information about their product rates, costs and features, or (ii) rates, costs and features that are not available to all consumers. This could cause consumers to lose confidence in the information provided by advertisers on our web sites, cause certain advertisers to become dissatisfied with our web sites, and result in lawsuits being filed against us. Our insurance may not adequately protect us against these types of lawsuits.

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

We May Be Limited or Restricted in the Way We Establish and Maintain Our Online Relationships by Laws Generally Applicable to Our Business, or We may be Required to Obtain Certain Licenses

State and federal lending laws and regulations generally require the accurate disclosure of the critical components of credit costs so that consumers can readily compare credit terms from various lenders. In addition, these laws and regulations impose certain restrictions on the advertisement of these credit terms. Because we are an aggregator of rate and other information regarding many financial products online, we may be subject to some of these laws and regulations. We believe that we have structured our web sites to comply with these laws and regulations. However, if these laws and regulations are changed, or if new laws or regulations are enacted, these events could prohibit or substantially alter the content we provide on our web sites. Moreover, such events could materially and adversely affect our business, results of operations and financial condition.

We are also required to obtain licenses from various states to conduct parts of our business. In the case of FastFind, many states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states. No assurances can be given that any of the licenses or rights currently held by us will not be revoked prior to, or will be renewed upon, their expiration. In addition, no assurances can be given that we will be granted new licenses or rights for which we may be required to apply from time to time in the future. Furthermore, because the licensing laws of each state change frequently and are difficult to determine their applicability, we may unknowingly operate FastFind without a required license.

Risks Related to Corporate Control and Our Stock Price

Our Ownership is Heavily Concentrated

At December 31, 2006, approximately 30% of our outstanding common stock was beneficially owned by our officers and directors, including Peter C. Morse, a director and our largest shareholder, who beneficially owned approximately 26% of our outstanding common stock. As a result, our officers and directors, if acting together, may be able to exercise significant influence over matters requiring shareholder approval, including the election of our directors significant corporate transactions. This influence could be used to prevent or significantly delay another company or person from acquiring or merging with us, and could inhibit our liquidity and affect trading in our common stock.

Our Articles Of Incorporation, Bylaws, and Certain Laws And Regulations May Prevent or Delay Transactions You Might Favor, Including a Sale or Merger of Us.

Provisions of our Articles of Incorporation, Bylaws, certain laws and regulations and various other factors may make it more difficult and expensive for companies or persons to acquire control of us without the consent of our Board of Directors. It is possible, however, that you would want a takeover attempt to succeed because, for example, a potential buyer could offer a premium over the then prevailing price of our common stock.

For example, our Articles of Incorporation permit our Board of Directors to issue preferred stock without stockholder action. The ability to issue preferred stock could discourage a company from attempting to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. Additionally, our Articles of Incorporation and Bylaws divide our Board of Directors into three classes, as nearly equal in size as possible, with staggered three-year terms. One class is elected each year. The classification of our Board of Directors could make it more difficult for a company to acquire control of us. We are also subject to certain provisions of the Florida Business Corporation Act and our Articles of Incorporation that relate to business combinations with interested stockholders. Other provisions in our Articles of Incorporation or Bylaws that may discourage takeover attempts or make them more difficult include:

▪	Supermajority voting requirements to remove a director from office;
▪	Provisions regarding the timing and content of stockholder proposals and nominations;
▪	Supermajority voting requirements to amend Articles of Incorporation; and
▪	Absence of cumulative voting.

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

Item 1B.  Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2006 fiscal year and that remain unresolved.

Item 2. Properties

Our principal administrative, sales, web operations, marketing and research functions are located in one leased facility in North Palm Beach, Florida. The lease is for approximately 20,935 square feet of office and expires on December 31, 2016. We entered into this lease on November 3, 2005. The initial lease term is for 10 years with an option to renew for one additional 5-year term.

We lease approximately 8,800 square feet in New York, New York, that is principally used for administration, sales and business development. The New York office lease expires on September 30, 2016. We also lease approximately 6,000 square feet in San Francisco, California, that is also used for administration, sales and business development. The San Francisco lease expires on February 28, 2009. We also lease approximately 4,872 square feet in Chicago, Illinois that is used for sales and business development, and a small facility in Sherman Oaks, California that is used as a sales office. The Chicago lease expires on November 30, 2008 and the Sherman Oaks lease is on a month-to month basis.

We believe that all of our facilities are adequate and suitable for operations in the foreseeable future. However, we may undertake the expansion of certain facilities from time to time in the ordinary course of business.

See Note 7 to the financial statements in Item 8 below for more information about our leased facilities.

Item 3.  Legal Proceedings

On October 9, 2006, we entered into a Confidential Final Settlement Agreement and Mutual Release with American Interbanc Mortgage, LLC (“AI”) in settlement of the claims pending against us in the lawsuit filed in the Superior Court of California in March 2002. AI had originally filed suit against several of its competitors (but not us) who advertised on Bankrate.com alleging false advertising under the Lanham Act, common law unfair competition, and violations of certain sections of the California Business and Professional Code. AI later amended its complaint to include us as a defendant, alleging, in short, that we conspired with the co-defendants to allow the co-defendants to engage in false advertising on Bankrate.com while prohibiting AI to advertise on Bankrate.com. AI sought damages of at least $16.5 million, to have those damages tripled, and “reasonable attorneys fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professional Code Section 16750(a),” and costs.

Under the terms of the Settlement Agreement, we agreed to make a one-time cash payment of $3.0 million to AI and AI agreed to dismiss the lawsuit with no ability to reassert its claims against us. We have also agreed to certain terms and conditions that permit AI to advertise on Bankrate.com. We believe that all of AI’s claims against us were factually and legally without merit and did not admit to any wrongdoing as part of the settlement. The $3.0 million cash payment is included in the accompanying consolidated statement of income as legal settlement.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the stock symbol “RATE”.

The prices per share reflected in the table below represent, for the periods indicated, the range of highest and lowest closing prices for our common stock on the NASDAQ Global Select Market.

	HIGH	LOW
Year ended December 31, 2005
First quarter	$20.16	$13.10
Second quarter	20.14	12.41
Third quarter	28.56	20.17
Fourth quarter	34.01	23.95
Year ended December 31, 2006
First quarter	$43.56	$28.91
Second quarter	51.87	31.82
Third quarter	38.39	26.45
Fourth quarter	41.36	25.60

The closing sale price of our common stock as reported by the NASDAQ Global Select Market on February 28, 2007 was $40.59 per share.

The number of shareholders of record of our common stock as of February 28, 2007, was 4,801.

We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph provides a comparison of the cumulative total stockholder return on our Common Stock for the period from December 31, 2001 through December 31, 2006, against the cumulative stockholder return during such period achieved by the NASDAQ Global Select Market Index for U.S. Companies (“Nasdaq Market Index”) and the Hemscott Internet Information Providers Index (“Hemscott Group Index”). The graph assumes that $100 was invested on December 31, 2001 in our Common Stock and in each of the comparison indices, and assumes reinvestment of dividends.

December 31,	Bankrate, Inc.	NASDAQ Market Index	Hemscott Group Index
2001	$100	$100	$100
2002	592	70	84
2003	1,905	105	233
2004	2,131	114	340
2005	4,542	116	517
2006	5,838	128	505

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with the financial statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2006, 2005 and 2004, and the balance sheet data as of December 31, 2006 and 2005, are derived from, and are qualified by reference to, the financial statements of Bankrate, Inc. included elsewhere in this Form 10-K, which financial statements have been audited by KPMG LLP, independent registered public accounting firm. The audit report is included elsewhere in this Form 10-K. The statement of income data for years ended December 31, 2003 and 2002, and the balance sheet data as of December 31, 2004, 2003 and 2002, have been derived from audited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2006		2005 (A)	2004	2003	2002
Statement of Income Data:
(In thousands, except share and per share data)
Revenue:
Online publishing	$63,971		$43,296	$33,942	$31,368	$22,651
Print publishing and licensing	15,679		5,753	5,262	5,253	3,920
Total revenue	79,650		49,049	39,204	36,621	26,571
Cost of revenue:
Online publishing	11,101		7,389	5,535	4,514	3,813
Print publishing and licensing	13,846		5,346	4,359	4,044	2,862
Total cost of revenue	24,947		12,735	9,894	8,558	6,675
Gross margin	54,703		36,314	29,310	28,063	19,896
Operating expenses:
Sales	5,055		3,683	4,187	5,040	4,276
Marketing	4,836		5,923	6,357	5,496	3,477
Product development	3,621		2,457	2,406	2,271	1,422
General and administrative	21,835	(B)	9,035	6,667	5,813	5,537
Legal settlements	3,000		-	510	-	-
Severance charge	-		-	260	-	-
Depreciation and amortization	2,402		895	743	681	622
	40,749		21,993	21,130	19,301	15,334
Income from operations	13,954		14,321	8,180	8,762	4,562
Other income (expense), net	2,961		933	410	243	83
Gain on insurance proceeds	-		220	-	-	-
Gain on early extinguishment of debt	-		-	-	-	2,022
Income before income taxes	16,915		15,474	8,590	9,005	6,667
Income tax (provision) benefit	(6,911)		(5,800)	4,766	3,100	-
Net income	$10,004		$9,674	$13,356	$12,105	$6,667
Basic and diluted net income per share:
Basic	$0.58		$0.61	$0.87	$0.84	$0.48
Diluted	$0.56		$0.57	$0.84	$0.79	$0.46
Weighted average common shares outstanding:
Basic	17,332,632		15,809,259	15,438,097	14,473,151	13,997,168
Diluted	17,845,754		16,922,218	15,975,382	15,299,734	14,609,359

	Year Ended December 31,
	2006	2005 (A)	2004	2003	2002
Balance Sheet Data:
(In thousands)
Cash and cash equivalents	$109,925	$3,480	$27,735	$20,874	$11,001
Working capital	122,157	9,809	33,628	23,898	9,369
Intangible assets, net	14,441	11,652	-	-	-
Goodwill	30,039	30,035	-	-	-
Total assets	176,684	62,553	46,007	28,983	15,173
Total stockholders' equity	170,155	52,853	42,334	24,925	10,650

(A) Includes the acquired operations of Wescoco LLC, and Mortgage Market Information Services, Inc. and Interest.com as of and for the period from December 1, 2005 to December 31, 2005.

(B) Includes $6,363 of stock compensation expence in accordance with SFAS No. 123R.

Items 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management's discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operation and should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report.  The MD&A is divided into subsections entitled "Overview," "Critical Accounting Estimates," "Significant Developments," "Results of Operations," "Liquidity and Capital Resources," and "Recent Accounting Pronouncements."

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

Overview

Bankrate, Inc. and subsidiaries (the "Company", “Bankrate”, “we”, “us”, or “our”) own and operate an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com, is one of the web’s leading aggregators of information on more than 300 financial products and fees, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of online distribution partners and national, regional and local publications. Through our online network which includes Bankrate.com, Interest.com, Mortgage-calc.com and Bankrate Select, we provide the tools and information that can help consumers make better financial decisions.

We also produce traditional print publications, including the Mortgage Guide and the Deposit Guide, as well as three newsletters. We also syndicate our original editorial content.

We have a high quality, poised-to-transact audience that is ready to do business with our advertisers. Bankrate.com is one of the top sites for financial information and advice according to comScore Media Metrix. We sell graphic advertisements and hyperlinks on our web site, we publish rates and sell advertisements in metropolitan newspapers, and we license our rates and editorial content.

We regularly survey approximately 4,800 financial institutions in more than 575 markets in all 50 states in order to provide the most current objective, unbiased information. Hundreds of print and online partner publications depend on us as the trusted source for financial rates and information.

We believe that the recognition of our research as a leading source of independent, objective information on banking and credit products is essential to our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are seeking to build greater brand awareness of our web site and to reach a greater number of online users. Bankrate.com had over 53 million unique visitors in 2006, according to Omniture, a web analytics tool.

We believe our potential market is enormous and is still in the early growth stages of consumer awareness of the Internet as a personal finance tool. Financial institutions are still in the early stages of adopting the Internet for advertising products and customer acquisition. Their online advertising spending is still a very small percentage of their overall advertising budgets.

The key drivers of our business are the number of advertisers on our online network, the number of page views, and the number of consumers visiting our web sites. We added over 60 new graphic advertisers and over 180 new hyperlink advertisers in 2006. The number of advertisers has grown from approximately 320 in 2001 to over 390 in 2006. Annual page views have grown from 237 million in 2001 to 487 million in 2006.

On November 30, 2005, we completed the acquisition of Wescoco LLC, a Delaware limited liability company d/b/a FastFind (“FastFind”). On December 1, 2005, we completed the acquisition of Mortgage Market Information Services, Inc., an Illinois corporation (“MMIS”) and Interest.com, an Illinois corporation (“Interest.com”). These two acquisitions affect the comparability of our results of operations for the years ended December 31, 2006 and 2005.

Our gross margin has averaged 75% from 2002 to 2005. Our gross margin for the year ended December 31, 2006 was 69% due to the inclusion of the results of FastFind, MMIS and Interest.com, which we acquired in the fourth quarter of 2005. We expect our gross margin to remain at approximately this level for the foreseeable future. MMIS contributes to our print publishing business where our margins have historically been lower than our online publishing margins. The newspaper rate table business has typically generated margins in the 12% to 16% range and we expect margins for this business to remain within that range for fiscal 2007. We have reduced operating expenses as a percentage of total revenue from 58% in 2002 to 51% in 2006. Operating expenses in 2006 includes a legal settlement charge and related fees of $3,675,000, and share-based compensation expense of $7,502,000. Our cash and cash equivalents have increased approximately $100.2 million since December 31, 2001 after spending approximately $39.0 million on two acquisitions in 2005, and closing a public offering of our common stock with net proceeds of approximately $92.4 million in May 2006.

Operating Expenses as a Percentage of Total Revenue

	2006	2005	2004	2003	2002
Total revenue	$79,650	$49,049	$39,204	$36,621	$26,571
Other operating expenses	40,749	21,993	21,130	19,301	15,334
Other operating expenses as a percentage of total revenue	51%	45%	54%	53%	58%

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

Income Taxes

As required by SFAS No. 109, Accounting for Income Taxes, we use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Tax laws are complex and subject to different interpretations by the taxpayer and the respective governmental taxing authorities. Significant judgment is required in determining our tax expense. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and the tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and our deferred tax assets and liabilities, and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws and our interpretation of current tax laws. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of deferred tax assets take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates relative to the value of recoverable deferred tax assets inaccurate. Any of the assumptions, judgments and estimates could cause our actual income tax obligations to differ from our estimates and could materially impact our financial position and results of operations.

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. This estimate is inherently subjective because our estimates may be revised as more information becomes available. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the years ended December 31, 2006, 2005 and 2004, we charged approximately $1,226,000, $200,000 and $555,000, respectively, to bad debt expense, and wrote off approximately $702,000, $241,000 and $396,000, respectively, of accounts deemed uncollectible.

Share-Based Compensation

We adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123R effective January 1, 2006. We elected the modified-prospective method, pursuant to which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

We currently use the Black-Scholes option pricing model to determine the fair value of our stock options. As discussed in the notes to our consolidated financial statements, the determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the price of our common stock as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable; characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

Goodwill Impairment

We perform goodwill impairment tests on an annual basis during the fourth quarter of our fiscal year, or more frequently, if facts and circumstances warrant a review. We make judgments about goodwill whenever events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. The timing of an impairment test may result in charges to our statement of income in our current reporting period that could not have reasonably been foreseen in prior periods. In order to estimate the fair value of goodwill, we typically make various assumptions about the future prospects the asset relates to, consider market factors and estimate our future cash flows. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. More conservative assumptions of the anticipated future benefits could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values.

Significant Developments

The following significant developments and transactions have affected our results of operations and our financial condition during the periods covered by the financial statements in Item 8 of this Annual Report.

On October 9, 2006, we entered into a Confidential Final Settlement Agreement and Mutual Release with American Interbanc Mortgage, LLC (“AI”) in settlement of the claims pending against us in the lawsuit filed in the Superior Court of California in March 2002. AI had originally filed suit against several of its competitors (but not us) who advertised on Bankrate.com alleging false advertising under the Lanham Act, common law unfair competition, and violations of certain sections of the California Business and Professional Code. AI later amended its complaint to include us as a defendant, alleging, in short, that we conspired with the co-defendants to allow the co-defendants to engage in false advertising on Bankrate.com while prohibiting AI to advertise on Bankrate.com. AI sought damages of at least $16.5 million, to have those damages tripled, and “reasonable attorneys fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professional Code Section 16750(a),” and costs.

Under the terms of the Settlement Agreement, we agreed to make a one-time cash payment of $3.0 million to AI and AI agreed to dismiss the lawsuit with no ability to reassert its claims against us. We have also agreed to certain terms and conditions that permit AI to advertise on Bankrate.com. We believe that all of AI’s claims against us were factually and legally without merit and did not admit to any wrongdoing as part of the settlement. The $3.0 million cash payment is included in the accompanying consolidated statement of income as legal settlement.

On August 4, 2006, the Company completed the acquisition of a group of assets that consists of three web sites (Mortgagecalc.com, Mortgagecalc.com and Mortgagemath.com, collectively “Mortgagecalc.com”) owned and operated by East West Mortgage, Inc. for $4.4 million in cash. The Company paid $4,350,000 on August 7, 2006, and $50,000 was placed in escrow to satisfy certain indemnification obligations of the seller. The acquisition was made using cash on hand. As a result of the acquisition, approximately $4,411,000 in intangible assets was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired. The operations of these web sites were integrated into the online publishing segment.

On December 1, 2005, we completed the acquisition of Mortgage Market Information Services, Inc., an Illinois corporation, and Interest.com, Inc., an Illinois corporation (“Interest.com” and collectively with Mortgage Market Information Services, Inc., “MMIS”), for $30 million in cash, subject to final Closing Date Equity adjustments under section 3.03 of the Agreement and Plan of Merger dated November 20, 2005. We paid $26 million on December 8, 2005, $1 million on January 5, 2006, and $3 million was placed in escrow to satisfy certain indemnification obligations of MMIS's shareholder. The acquisition was made utilizing cash on hand. The acquisition was accounted for as a purchase and the results of operations of MMIS are included in our consolidated results from the acquisition date. As a result of the acquisition, approximately $23.3 million in goodwill was recorded, which reflects the adjustments necessary to allocate the purchase price to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded.

On November 30, 2005, we completed the acquisition of Wescoco LLC, a Delaware limited liability company d/b/a “FastFind” (“FastFind”) for $10 million in cash, plus a net working capital adjustment of $149,000 in the quarter ended June 30, 2006, in accordance with the Agreement and Plan of Merger dated November 20, 2005. We paid $7 million in cash to the FastFind members and $3 million was placed in escrow to satisfy certain indemnification obligations of the FastFind members. The acquisition was made utilizing cash on hand. The acquisition was accounted for as a purchase and the results of operations of FastFind are included in our consolidated results from the acquisition date. As a result of the acquisition, approximately $6.7 million in goodwill was recorded, which reflects the adjustments necessary to allocate the purchase price to the fair value of assets acquired and liabilities assumed.

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

Results of Operations and Critical Accounting Policies

The following is our analysis of the results of operations for the periods covered by our financial statements that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements, including a discussion of the accounting policies and practices (revenue recognition, allowance for doubtful accounts and valuation of deferred tax assets) that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements. Other accounting policies are contained in Note 2 to the financial statements in Item 8. A detailed discussion of our accounting policies and procedures is set forth in the applicable sections of this analysis.

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Year Ended December 31,
	2006	2005	2004
Statement of Income Data
Revenue:
Online publishing	80%	88%	87%
Print publishing and licensing	20	12	13
Total revenue	100	100	100
Cost of revenue:
Online publishing	14	15	14
Print publishing and licensing	17	11	11
Total cost of revenue	31	26	25
Gross margin	69	74	75
Operating expenses:
Sales	6	8	11
Marketing	6	12	16
Product development	5	5	6
General and administrative	27	18	17
Legal settlements	4	-	1
Severance charge	-	-	1
Depreciation and amortization	3	2	2
	51	45	54
Income from operations	18	29	21
Other income (expense), net	4	2	1
Gain on insurance proceeds	-	1	-
Income before income taxes	22	32	22
Income tax (expense) benefit	(9)	(12)	12
Net income	13%	20%	34%

Revenue

	Total Revenue
	Year Ended December 31,
	2006	2005	2004
Online publishing	$63,970,860	$43,296,384	$33,942,241
Print publishing and licensing	15,679,115	5,752,647	5,262,020
	$79,649,975	$49,049,031	$39,204,261

Online Publishing Revenue

We sell graphic advertisements on our web sites (including co-branded sites) consisting of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the cost-per-thousand impressions (“CPM”) the advertiser receives. The amount of advertising we sell is a function of (1) the number of visitors to our web site, (2) the number of ad pages we serve to those visitors, (3) the number of advertisements per page, and (4) the capacity of our sales force. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions to be delivered at the contractual price or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned income on the balance sheet and is recognized later when the underdelivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. Additionally, we generate revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to our web site transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser, subject to our verification. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We also sell hyperlinks (interest rate table listings) to various third-party Internet sites on a CPC basis. Advertisers pay us each time a visitor to our web sites clicks on a rate table listing. Prior to October 1, 2005, advertisers paid a flat monthly fee for their hyperlink. We also sell text links on its rate pages to advertisers on a cost-per-click (“CPC”) basis. Advertisers enter an auction bidding process on a third-party web site for placement of their text link based on the amount they are willing to pay for each click though to their web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process.

Online publishing revenue, prior to the first quarter of 2006, included barter revenue, which represents the exchange of advertising space on our web site for reciprocal advertising space or traffic on other web sites. Barter revenues and expenses were recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. We followed the accounting literature provided by EITF 99-17, Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions were valued based on similar cash transactions which occurred within six months prior to the date of the barter transaction. Revenue from barter transactions was recognized as income when advertisements were delivered on our web site. Barter expense was recognized when our advertisements ran on the other companies’ web sites, which was typically in the same period barter revenue was recognized. If the advertising impressions were received from the customer prior to our delivering the advertising impressions, a liability was recorded. If we delivered advertising impressions to the other companies' web sites prior to receiving the advertising impressions, a prepaid expense was recorded. No prepaid expense or liability was recorded at December 31, 2005. Barter revenue was approximately $2,254,000 and $3,088,000, and represented approximately 5% and 8% of total revenue, respectively, for the years ended December 31, 2005 and 2004. Barter revenue was intentionally eliminated as of January 1, 2006, as we focused more on monetizing our available views through paid advertising.

	Online Publishing Revenue
	Year Ended December 31,
	2006		2005		2004
		YTY		YTY
		Change		Change
Graphic ads	$37,256,169	48%	$25,177,728	54%	$16,368,024
Hyperlinks	26,714,691	68%	15,864,968	10%	14,486,226
Barter	-	-	2,253,688	-27%	3,087,991
	$63,970,860	48%	$43,296,384	28%	$33,942,241

Online publishing revenue was $63,971,000, $43,296,000 and $33,942,000 in 2006, 2005 and 2004, respectively, representing annual growth rates of 48% and 28% for 2006 and 2005, respectively. Excluding barter revenue, online publishing revenue was $63,971,000, $41,043,000 and $30,854,000 in 2006, 2005 and 2004, respectively, representing annual growth rates of 56% and 33% for 2006 and 2005, respectively.

Graphic ad revenue for the year ended December 31, 2006 of $37,256,000 was $12,078,000, or 48%, higher than the $25,178,000 reported in the same period of 2005. Page views were 487.4 million, up 57.2 million, or 13%, from the 430.2 million reported in the same period in 2005. Approximately $6,268,000 of the increase in graphic ad revenue was due to the revenue from FastFind and Interest.com, both of which were acquired in the fourth quarter of 2005, and Mortgage-calc.com, acquired in August 2006. While CPMs and our sell-through rate were relatively flat in 2006 compared to 2005, we sold 415.1 million, or 28%, more advertisements in 2006. During 2006, graphic advertisements were purchased by an average of 51 monthly graphic advertisers compared to 48 in 2005.

Graphic ad revenue was $8,810,000, or 54%, higher in 2005 due to higher CPM’s and an increase in page views of 37.1 million, or 9%, compared to 2004. We also sold 48.3 million, or 3%, more ads during 2005 compared to 2004. During 2005, graphic advertisements were purchased by an average of 48 monthly graphic advertisers compared to 73 in 2004.

Hyperlink revenue was up $ 10,850,000, or 68%, in the year ended December 31, 2006 compared to 2005. Approximately $2,000,000 of this increase was due to revenue from Interest.com which was acquired in the fourth quarter of 2005. We primarily benefited from favorable product pricing as the number of hyperlink advertisers remained relatively constant between the periods.

Hyperlink revenue was $1,379,000, or 10%, higher in 2005 than in 2004 due to higher pricing during the first nine months 2005 and a conversion to a new pay-for-performance pricing structure during the last three months of 2005 even though the average number of monthly advertisers dropped by approximately 130 during 2005. During 2005, there were approximately 355 advertisers on average each month compared to 485 during 2004.

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

	Page Views
	(Millions)
	2006	2005	2004	2003	2002
Q1	124.2	111.0	117.2	106.7	58.4
Q2	116.0	113.8	92.6	121.8	48.0
Q3	126.6	107.8	92.0	100.3	82.1
Q4	120.6	97.6	91.3	75.8	79.3
Year	487.4	430.2	393.1	404.6	267.8

Print Publishing and Licensing Revenue

Print publishing and licensing revenue represents advertising revenue from the sale of advertising in the Mortgage and Deposit Guides (formerly called Consumer Mortgage Guide) rate tables, newsletter subscriptions, and licensing of research information. We charge a commission for placement of the Mortgage and Deposit Guide in a print publication. Advertising revenue and commission income is recognized when the Mortgage and Deposit Guides runs in the publication. Revenue from our newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period.

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

	Print Publishing & Licensing Revenue
	Year Ended December 31,
	2006		2005		2004
		YTY		YTY
		Change		Change
Mortgage and Deposit Guide	$14,713,245	201%	$4,882,574	11%	$4,405,629
Editorial	965,870	11%	870,073	2%	856,391
	$15,679,115	173%	$5,752,647	9%	$5,262,020

Print publishing and licensing revenue for the year ended December 31, 2006 was up $9,926,000, or 173%, compared to the comparable period in 2005 primarily due to an increase in Mortgage  and Deposit Guide revenue related to the contracts acquired in the MMIS acquisition in the fourth quarter of 2005. Editorial sales were up $96,000, or 11%, due to the third quarter 2006 launch of our first editorial free-standing insert in USA Today which contributed approximately $200,000 to revenue.

Print publishing and licensing revenue for the year ended December 31, 2005 increased $477,000, or 11%, from 2004. We ended 2005 with 163 Mortgage and Deposit Guide contracts, an increase of 135 from 2004, 107 of the contracts were the direct result of the acquisition of MMIS. Editorial sales were up 2% over 2004 reflecting the newspapers continuing efforts to cut costs and reduce their editorial advertising content spending.

Cost of Revenue

Online Publishing Costs

Online publishing costs represent expenses directly associated with the creation of online publishing revenue. These costs include contractual revenue sharing obligations resulting from our distribution arrangements (distribution payments), editorial costs, market analysis and research costs, and allocated overhead. Distribution payments are made to web site operators for visitors directed to our online network; these costs increase proportionately with gains in traffic to our online network. Editorial costs relate to writers and editors who create original content for our online publications and associates who build web pages; these costs have increased as we have added online publications and co-branded versions of Bankrate.com under distribution arrangements. These sites must be maintained on a daily basis. Research costs include expenses related to gathering data on banking and credit products and consist primarily of compensation and benefits and allocated overhead.

Online Publishing Gross Margin
	2006	2005	2004
Online publishing revenue	$63,970,860	$43,296,384	$33,942,241
Cost of online publishing revenue	11,101,425	7,389,089	5,534,456
Gross margin	$52,869,435	$35,907,295	$28,407,785
Gross margin as a percentage of revenue	83%	83%	84%

Online publishing costs for the year ended December 31, 2006 were $3,712,000, or 50%, higher than the same period in 2005. The increase is due primarily to share-based compensation expense in 2006 of $1,077,000; higher human resource costs of $290,000; higher revenue sharing payments of $840,000; higher freelance writer’s expense of $75,000; and approximately $1,449,000 of costs associated with the acquisitions in the fourth quarter of 2005.

Online publishing costs for the year ended December 31, 2005 increased $1,855,000, or 34%, over 2004. The increase in direct costs was due primarily to higher revenue sharing payments ($988,000, or 43%) to our distribution partners reflecting higher associated revenue and traffic; and higher human resource costs ($637,000, or 48%) due to the addition of seven full-time equivalent employees during 2005 and merit increases.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Mortgage Guide, compensation and benefits, printing and allocated overhead. These costs typically vary proportionately with the related revenues.

	Print Publishing & Licensing Gross Margin
	Year Ended December 31,
	2006	2005	2004
Print publishing & licensing revenue	$15,679,115	$5,752,647	$5,262,020
Cost of print publishing & licensing revenue	13,845,594	5,346,017	4,359,444
Gross margin	$1,833,521	$406,630	$902,576
	12%	7%	17%

For the year ended December 31, 2006, print publishing and licensing costs increased $8,500,000, or 159%, from the same period in 2005 due to the acquisition of the newspaper rate table business of MMIS in the fourth quarter of 2005. Revenue sharing payments in 2006 were up $897,000, or 27% over the comparable period in 2005, and we incurred $177,000 in advertising and printing costs related to the third quarter 2006 launch of our first editorial free-standing insert in USA Today.

Print publishing and licensing costs increased $987,000, or 23%, in 2005 due primarily to revenue sharing payments which were $578,000, or 16%, higher in 2005.

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead.

Sales costs for the year ended December 31, 2006 were $1,372,000, or 37%, higher than the same period in 2005. The increase is due primarily to share-based compensation expense of $662,000; higher human resource costs of $344,000; higher training and travel costs of $172,000; and higher commission expense of $119,000.

Sales costs for the year ended December 31, 2005 decreased $503,000, or 12%, from 2004 due to $258,000, or 19%, as a result of lower sales commissions following our restructuring of the online sales compensation plans and $185,000, or 9%, as a result of lower human resource costs due to the restructuring of the advertising sales team.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs. Prior to January 1, 2006, marketing costs also included barter expense, which represented the cost of our advertisements that were run on other companies’ web sites in our barter transactions. Barter expense was $2,254,000 and $3,088,000 for the years ended December 31, 2005 and 2004, respectively. Excluding barter expense, marketing expenses would have been $3,669,000 and $3,269,000 for the years ended December 31, 2005 and 2004, respectively. Excluding barter expense, marketing costs for the periods presented increased as traffic acquisition continues to become more competitive. We believe that we will continue to spend at comparable levels in the foreseeable future to maintain traffic levels.

	Marketing Expenses
	Year Ended December 31,
	2006		2005		2004
		YTY		YTY
		Change		Change
Marketing expenses	$4,835,941	32%	$3,669,276	12%	$3,269,433
Barter	-	-100%	2,253,688	-27%	3,087,991
	$4,835,941	-18%	$5,922,964	-7%	$6,357,424

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development, and other technology costs. Product development costs for the year ended December 31, 2006 were $1,164,000, or 47%, higher than the same period in 2005, due primarily to share-based compensation expense of $474,000; $593,000 higher human resource and contract labor costs supporting growth of our business; and $98,000 higher hardware/software-related infrastructure support costs. Product development expense for 2005 were $51,000, or 2%, higher than 2004.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. General and administrative expenses for the year ended December 31, 2006 increased $12,800,000, or 142%, over the comparable period in 2005. This increase is primarily due to $6,363,000 in share-based compensation expense; approximately $2,298,000 related to general and administrative costs for FastFind, MMIS and Interest.com acquired in the fourth quarter of 2005; $1,640,000 higher legal and accounting fees; $837,000 higher human resource costs; $847,000 higher bad debt expense; $403,000 higher rent; and $199,000 higher travel expenses.

For the year ended December 31, 2005, general and administrative expenses were $2,368,000, or 36%, higher than the same period in 2004 due primarily to the following: $809,000 higher consulting and outside professional service fees, $105,000 higher rent costs and $1,704,000 higher incentive plan accruals based on measurements to plan.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. As of December 31, 2006, our allowance increased as the customer base associated with the acquisitions made during 2005 are different than our traditional customers. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses.

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

Under the terms of the Agreement, we agreed to make a one-time cash payment of $3.0 million to AI and AI agreed to dismiss the lawsuit with no ability to reassert its claims against us. We agreed to certain terms and conditions that permit AI to advertise on Bankrate.com. We believe that all of AI’s claims against us were factually and legally without merit and did not admit to any wrongdoing as part of the settlement. The $3.0 million cash payment is included in the accompanying consolidated statement of income as legal settlement.

Depreciation and Amortization

Depreciation and amortization represents the cost of capital asset acquisitions spread over their expected useful lives. These expenses are spread over three to seven years and are calculated on a straight-line basis. Depreciation and amortization also includes the amortization of intangible assets, consisting primarily of trademarks and URLs, software licenses, customer relationships, developed technologies and non-compete agreements. Intangible assets are being amortized over their estimated useful lives ranging from 2 years to 20 years, on a straight-line basis.

Depreciation and amortization increased $1,506,000, or 168%, for the year ended December 31, 2006 compared to the same period in 2005. Intangibles amortization accounted for $1,413,000 of the increase since 2006 included a full year of amortization related to the fourth quarter 2005 acquisitions, and included $93,000 related to the August 2006 Mortgage-calc.com asset acquisition. Depreciation expense was $94,000 higher in 2006 due to infrastructure and facilities-related assets acquired during 2006.

During 2005, we purchased approximately $244,000 of depreciable assets and depreciation and amortization increased $153,000, or 21%, over 2004, of which, $122,000 related to the amortization expense incurred from the fourth quarter acquisitions.

Other Income

Other income consists primarily of interest income on invested cash and cash equivalents and a gain from insurance proceeds. Other income for the year ended December 31, 2006 was $1,808,000 higher than the same period in 2005 due to the interest earned on the $92.4 million in net proceeds received in May 2006 from our secondary offering of common stock.

Other income for the year ended December 31, 2005 was $743,000, or 181%, higher than the comparable amount in 2004, due to higher cash balances and a gain on insurance proceeds.

Income Taxes

The change in our effective tax rate in year ended December 31, 2006 compared to 2005 was primarily due to the net effect of the adoption of SFAS 123R as of January 1, 2006, given that we generally grant incentive stock options for which a benefit is not realized until there is a disqualifing disposition, and expansion of our operations into certain higher state tax jurisdictions.

		Year Ended
		December 31,
	2006	Change	2005
Provision for income taxes	$6,911,383	19%	$5,800,153
Effective tax rate	41%	-	37%

As required by Statement of Financial Accounting Standards (“SFAS”) No. 109, we recognize tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. Up to the third quarter of 2003, we had provided a full valuation allowance against accumulated deferred tax assets, reflecting the uncertainty associated with our future profitability. In the fourth quarter of 2003, we reassessed the valuation allowance previously established against deferred tax assets. Factors considered included: historical results of operations, volatility of the economic and interest rate environment and projected earnings based on current operations. Based on this evidence, we concluded that it was more likely than not that a portion of the deferred tax assets would be realized and, accordingly, released $3,400,000 of the valuation allowance, which resulted in an income tax benefit of approximately $3,100,000.

During the quarters ended March 31, June 30, and Sept 30, 2004, we continued to evaluate the need for a valuation allowance against the deferred tax asset. We completed our business planning process during the fourth quarter of 2004, which included the following strategic initiatives for 2005: the enhancement of its quality control process and procedures; the re-design of its web site; the execution of exclusive advertising contracts with two mortgage lead aggregators; broadening the breadth and depth of its products and services; a reorganization of its advertising sales force; and the migration to a cost-per-click revenue model on its rate tables. Considering these strategic initiatives and their impact on future earnings potential, we concluded that it was more likely than not that we would generate sufficient taxable income in future periods to realize the entire deferred tax asset. At December 31, 2004, we reversed the remaining $9,400,000 valuation allowance resulting in an income tax benefit of $4,800,000 and a net deferred tax asset of $11,400,000. If we determine that we will not be able to realize all or a portion of the deferred tax asset in the future, an adjustment to the deferred tax asset will be charged against earnings in the period such determination is made. Approximately $1,200,000 million of the valuation allowance was attributable to the tax benefit of stock options exercised in a prior year. The income tax benefit relating to stock option exercised during 2004 was approximately $2,000,000, for a total 2004 benefit of approximately $3,200,000 which was allocated to stockholders’ equity.

At December 31, 2006, we had fully utilized our net operating loss carryforwards for federal income tax purposes.

Goodwill and Other Intangibles

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we reviews our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. We have determined that it has two reporting units, online publishing and print publishing and licensing, under SFAS No. 142, as these are the components of the business for which discrete financial information is available and for which segment management regularly reviews the operating results. The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, an impairment loss equal to the difference will be recorded. In determining the fair value of our reporting units, we relied on the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly traded companies are valued using Market Values of Invested Capital (“MVIC”) multiples (i.e., MVIC to revenue, MVIC to earnings before interest and taxes, MVIC to cash flow, etc.) and then these MVIC multiples are applied to a companies operating results to arrive at an estimate of value.

We completed our annual goodwill impairment test during the fourth quarter of 2006 and determined that the carrying amount of goodwill was not impaired, nor did we recognize any goodwill impairment charges in 2005 and 2004.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We continually monitor events and changes in circumstances that could indicate carrying amounts of its intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize intangible asset impairment charges in 2006, 2005 or 2004.

Related Party Transactions

We leased office space in North Palm Beach, Florida from Bombay Holdings, Inc., which is wholly-owned by Peter C. Morse, a director and 26% stockholder. Total rent paid to Bombay for the year ended December 31, 2004 was approximately $244,000. That lease was terminated effective December 31, 2004.

During 2004, we paid an outside director consulting fees of approximately $17,000. There were no such fees in 2006 and 2005 as the consulting arrangement was terminated in 2004.

Quarterly Results of Operations

The following table presents certain unaudited quarterly statement of income data for each of the last 8 quarters through the year ended December 31, 2006. The information has been derived from our unaudited condensed consolidated financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in this Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31, 2006(A)				(B)	Year Ended December 31, 2005
(In thousands, except share and per share data) Revenue:	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Online publishing	$17,113	$15,777	$15,465	$15,616	$11,611	$11,214	$11,204	$9,267
Print publishing and licensing	3,596	3,709	4,201	4,172	2,279	1,158	1,161	1,155
Total revenue	20,709	19,486	19,666	19,788	13,890	12,372	12,365	10,422
Cost of revenue:
Online publishing	2,745	2,649	2,807	2,900	2,024	1,902	1,823	1,640
Print publishing and licensing	3,172	3,358	3,773	3,542	2,051	1,117	1,075	1,103
Total cost of revenue	5,917	6,007	6,580	6,442	4,075	3,019	2,898	2,743
Gross margin	14,792	13,479	13,086	13,346	9,815	9,353	9,467	7,679
Operating expenses:
Sales	1,326	1,392	1,248	1,088	926	944	971	842
Marketing	1,398	1,397	1,189	851	1,313	1,377	1,713	1,520
Product development	855	937	805	1,025	745	697	511	504
General and administrative	5,100	5,300	5,897	5,538	2,738	2,161	2,222	1,914
Legal settlements	-	3,000	-	-	-	-	-	-
Depreciation and amortization	648	632	564	558	317	181	208	189
	9,327	12,658	9,703	9,060	6,039	5,360	5,625	4,969
Income from operations	5,465	821	3,383	4,286	3,776	3,993	3,842	2,710
Other income, net	1,240	1,075	625	20	277	302	212	362
Income before income taxes	6,705	1,896	4,008	4,306	4,053	4,295	4,054	3,072
Income tax expense	(2,809)	(656)	(1,482)	(1,964)	(1,461)	(1,632)	(1,540)	(1,167)
Net income	$3,896	$1,240	$2,526	$2,342	$2,592	$2,663	$2,514	$1,905
Basic and diluted net income per share:
Net income-
Basic	$0.21	$0.07	$0.15	$0.15	$0.16	$0.17	$0.16	$0.12
Diluted	0.21	0.07	0.14	0.14	0.15	0.16	0.15	0.12
Weighted average common shares outstanding:
Basic	18,170,816	18,112,909	17,138,053	15,874,946	15,829,601	15,815,057	15,804,045	15,787,264
Diluted	18,498,656	18,238,675	17,876,380	16,771,044	17,262,632	17,109,385	16,590,763	16,561,802

(A) Includes stock compensation expense of $1,778 in the first quarter; $3,185 in the second quarter; $1,743 in the third quarter; and $2,018 in the fourth quarter.

(B) Includes the acquired operations of Wescoco LLC and Mortgage Market Information Services, Inc. and Interest.com as of and for the period from December 1, to December 31, 2005.

Liquidity and Capital Resources

	December 31,	December 31,
	2006	2005	Change
Cash and cash equivalents	$109,925,360	$3,479,609	$106,445,751
Working capital	122,156,776	9,809,238	112,347,538
Stockholders' equity	170,154,519	52,852,952	117,301,567

 Our principal source of liquidity is the cash generated by our product revenue. Another source of cash is the proceeds from the exercise of director and employee stock options.

In May 2006, we closed a public offering of 2,697,776 shares of our common stock, of which 2,005,991 shares were sold by the Company and 691,785 shares were sold by certain of our existing stockholders, at a price of $48.25 per share resulting in net proceeds to us of approximately $92.4 million.

We assess acquisition opportunities as they arise. Financing in excess of the $92.4 million proceeds from our May 2006 offering may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms when required.

As of December 31, 2006, we had working capital of $122,157,000, and our primary commitments were approximately $10,065,000 in operating lease payments over the next ten years, and capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $6,563,000 through December 31, 2007. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of December 31, 2006.

	Total	Payments Due Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations (1)	10,065,476	1,215,857	2,171,864	1,920,910	4,756,845
Purchase obligations (2)	596,743	546,262	50,481	-	-
Other long-term obligations	-	-	-	-	-
	$10,662,219	$1,762,119	$2,222,345	$1,920,910	$4,756,845

(1) Includes our obligations under existing operating leases. See Note 7 to our consolidated financial statements in Item 8 for further details related to our lease obligations.

(2) Represents base contract amounts for Internet hosting, co-location, content distribution and other infrastructure costs.

During the year ended December 31, 2006, we generated $14,216,000 of net cash from operating activities. Our net income of $10,004,000 was adjusted for the impact of share-based compensation expense of $8,724,000; the deferred income tax provision of $3,508,000; depreciation and amortization of $2,402,000; bad debt expense of $1,226,000; and a net negative change in the components of operating assets and liabilities of $11,648,000. Of this negative change, $7,954,000 resulted from an increase in accounts receivable; $2,903,000 resulted from a decrease in accounts payable; $444,000 resulted from an increase in prepaid expenses and other assets; and $347,000 resulted from a net decrease in accrued expenses and other liabilities. Accounts receivable balances were higher at December 31, 2006 supporting higher sales levels, larger customers buying advertising through agencies that typically extend payments beyond 60 days, and slower collections from the acquired MMIS newspaper rate table business. Our average monthly collections on accounts were $5,449,000, or 37%, and $3,604,000, or 57%, of the average monthly account balances, for the years ended December 31, 2006 and 2005, respectively. The monthly average accounts receivable balance grew from $6.4 million in 2005 to $14.9 million in 2006 due to our sales growth and the addition of the MMIS newspaper rate table business. Our accounts receivable turnover and days sales outstanding also declined slightly to 5.35 and 68 in 2006 compared to 7.13 and 51, respectively, in 2005. The decrease in accounts payable was due to scheduled payments to trade vendors. We also paid $3,000,000 in the fourth quarter of 2006 to settle the American Interbanc, LLC legal matter.

During the year ended December 31, 2006, net cash of $1,543,000 was used to purchase furniture, fixtures & equipment; $297,000 was used for lease security deposits for the new Chicago and New York offices; $4,423,000 was used to purchase Mortgage-calc.com on August 4, 2006 and an additional $149,000 was paid as a working capital adjustment to the sellers of FastFind under the terms of Agreement and Plan of Merger dated November 30, 2005.

In May 2006, we closed a public offering of 2,697,776 shares of our common stock, of which 2,005,991 shares were sold by the Company and 691,785 shares were sold by certain of our existing stockholders, including those acquired upon exercise of stock options, at a price of $48.25 per share resulting in net proceeds to us of approximately $92.4 million.

Cash flows from financing activities include the net proceeds from the sale of common stock of $90,688,000, the proceeds from the exercise of the selling stockholders’ and other stock options of $4,852,000, and $3,033,000 of tax benefits related to the adoption of FAS 123R as of January 1, 2006.

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

During the year ended December 31, 2005, we generated $14,548,000 of net cash from operating activities. Our net income of $9,674,000 was adjusted for depreciation and amortization of $895,000; and bad debt expense of $200,000; the tax benefit of incentive stock options exercised during 2005 of $446,000; a deferred tax benefit of $4,932,000; and a net negative change in the components of operating assets and liabilities of $1,599,000. Of this negative change, $3,337,000 resulted from an increase in accounts receivable and $125,000 resulted from a decrease in prepaid expenses and other assets. Exclusive of the acquisitions, accounts receivable balances were higher at December 31, 2005 as a result of higher sales levels. Our average monthly collections on accounts were $3,604,000, or 57%, of the average monthly account balances, down on a percentage basis from 63% in 2004. Our accounts receivable turnover declined and days sales outstanding increased to 7.13 and 51, respectively, compared to 7.86 and 46, respectively, in 2004. Exclusive of the acquisitions, the decrease in other assets was primarily due to a decrease in our insurance claim receivable from damages sustained during Hurricane Wilma in October 2005 compared to the two hurricanes in September 2004. During 2005, net cash of $39,203,000 was used for investing activities, of which $38,970,000 was related to our two acquisitions and related costs and $244,000 was to purchase equipment and other fixed assets. Net cash provided by financing activities consisted of the proceeds from 77,066 stock options exercised at strike prices between $0.85 and $13.00.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include the following four categories: obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests.

We have not entered into any material arrangements which would fall under any of these four categories and which would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial position, results of operations or cash flows, as we currently have no financial instruments within the scope of SFAS No. 155.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 157 but does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R). SFAS No. 158 requires an employer to recognize the funded status of its defined benefit pension and postretirement plans on its balance sheet and to recognize as a component of other comprehensive income, net of taxes, the gains or losses and prior service credits that arise during the period but are not recognized as components of net periodic benefit costs. Upon initial adoption, SFAS No. 158 requires the recognition of previously unrecognized actuarial gains and losses, prior service costs or credits and net transition amounts within accumulated other comprehensive income, net of tax. The provisions of SFAS No. 158 are effective as of the end of fiscal year 2006. The adoption of SFAS No. 158 did not have a material impact on our consolidated financial position, results of operations or cash flows, as we currently have no plans within the scope of SFAS No. 158.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, Materiality (“SAB 99”) should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. If correcting a misstatement in the current year would materially misstate the current year’s income statement, the SEC staff indicates that the prior year financial statements should be adjusted. In making these adjustments, previously filed reports do not need to be amended. Instead, the adjustments should be reflected the next time the registrant would otherwise be filing those prior year financial statements. If in the current year, however, the registrant identifies a misstatement that is material to those prior year financial statements, the registrant would be required to restate for the material misstatement in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections. SAB No. 108 is effective for our fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have an impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and recognition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: management must determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 must be applied to all tax positions upon initial adoption. The cumulative effect of applying the provisions of FIN 48 must be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management has determined that the adoption of FIN 48 will not have a material impact on our financial statements.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of December 31, 2006, all of our cash equivalents mature in less than three months.

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

We have audited the consolidated balance sheets of Bankrate, Inc. and subsidiaries (the Company or Bankrate) as listed in the Index at Item 8. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bankrate, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation by adopting Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bankrate, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

March 16, 2007
Ft. Lauderdale, Florida
Certified Public Accountants

Bankrate, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
Assets

Cash and cash equivalents	$109,925,360	$3,479,609
Accounts receivable, net of allowance for doubtful accounts of approximately
$2,155,000 and $1,630,000 at December 31, 2006 and 2005, respectively	15,801,403	8,838,879
Deferred income taxes, current portion	1,703,747	6,445,636
Insurance claim receivable	-	85,575
Prepaid expenses and other current assets	1,032,423	481,677
Total current assets	128,462,933	19,331,376

Furniture, fixtures and equipment, net of accumulated depreciation and amortization of
$3,826,000 and $3,160,000 at December 31, 2006 and 2005, respectively	1,703,680	1,063,307
Deferred income taxes	1,262,279	28,769
Intangible assets, net of accumulated amortization of $2,355,000 and
$697,000 at December 31, 2006 and 2005, respectively	14,441,162	11,652,161
Goodwill	30,039,425	30,035,399
Other assets	774,117	442,211

Total assets	$176,683,596	$62,553,223

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$312,489	$3,215,645
Accrued expenses	5,237,222	5,093,187
Deferred revenue	729,019	1,176,119
Other current liabilities	27,427	37,187
Total current liabilities	6,306,157	9,522,138

Other liabilities	222,920	178,133

Total liabilities	6,529,077	9,700,271

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized and undesignated	-	-
Common stock, par value $.01 per share-- 100,000,000 shares authorized; 18,224,620 and
15,857,877 shares issued and outstanding at December 31, 2006 and 2005, respectively	182,246	158,579
Additional paid in capital	178,255,314	70,981,544
Accumulated deficit	(8,283,041)	(18,287,171)
Total stockholders' equity	170,154,519	52,852,952

Total liabilities and stockholders' equity	$176,683,596	$62,553,223

See accompanying notes to consolidated financial statements.

Bankrate, Inc.
Consolidated Statements of Income

	Year Ended December 31,
Revenue:	2006	2005	2004
Online publishing	$63,970,860	$43,296,384	$33,942,241
Print publishing and licensing	15,679,115	5,752,647	5,262,020
Total revenue	79,649,975	49,049,031	39,204,261
Cost of revenue:
Online publishing	11,101,425	7,389,089	5,534,456
Print publishing and licensing	13,845,594	5,346,017	4,359,444
Total cost of revenue	24,947,019	12,735,106	9,893,900

Gross margin	54,702,956	36,313,925	29,310,361

Operating expenses:
Sales	5,055,076	3,683,482	4,186,799
Marketing	4,835,941	5,922,964	6,357,424
Product development	3,620,750	2,456,628	2,405,676
General and administrative	21,835,046	9,034,964	6,667,448
Legal settlements	3,000,000	-	510,000
Severance charge	-	-	260,000
Depreciation and amortization	2,401,710	895,369	742,659
	40,748,523	21,993,407	21,130,006
Income from operations	13,954,433	14,320,518	8,180,355
Other income:
Interest income	2,961,080	932,831	410,107
Gain on insurance proceeds	-	220,705	-
Total other income	2,961,080	1,153,536	410,107

Income before income taxes	16,915,513	15,474,054	8,590,462
Income tax (expense) benefit	(6,911,383)	(5,800,153)	4,765,660
Net income	$10,004,130	$9,673,901	$13,356,122

Basic and diluted net income per share:
Basic	$0.58	$0.61	$0.87
Diluted	$0.56	$0.57	$0.84
Weighted average common shares outstanding:
Basic	17,332,632	15,809,259	15,438,097
Diluted	17,845,754	16,922,218	15,975,382

See accompanying notes to consolidated financial statements.

Bankrate, Inc.
Consolidated Statements of Stockholders' Equity

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2003	15,114,371	$151,144	$66,091,014	$(41,317,194)	$24,924,964

Stock options exercised	666,440	6,664	875,949	-	882,613

Tax benefit-stock options	-	-	3,170,499	-	3,170,499

Net income for the period	-	-	-	13,356,122	13,356,122

Balances, December 31, 2004	15,780,811	157,808	70,137,462	(27,961,072)	42,334,198

Stock options exercised	77,066	771	398,266	-	399,037

Tax benefit-stock options	-	-	445,816	-	445,816

Net income for the period	-	-	-	9,673,901	9,673,901

Balances, December 31, 2005	15,857,877	158,579	70,981,544	(18,287,171)	52,852,952

Proceeds from sale of common stock, net
of offering costs of $6,101,000	2,005,991	20,060	90,667,948	-	90,688,008

Stock options exercised	360,752	3,607	4,848,791	-	4,852,398

Tax benefit-stock options	-	-	3,033,498	-	3,033,498

Share-based compensation	-	-	8,723,533	-	8,723,533

Net income for the period	-	-	-	10,004,130	10,004,130

Balances, December 31, 2006	18,224,620	$182,246	$178,255,314	$(8,283,041)	$170,154,519

See accompanying notes to consolidated financial statements.

Bankrate, Inc.
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$10,004,130	$9,673,901	$13,356,122
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,401,710	895,369	742,659
Provision for doubtful accounts receivable	1,226,231	199,883	554,935
Share-based compensation	8,723,533	-	-
Excess tax benefit - stock options	-	445,816	3,170,499
Deferred income taxes	3,508,379	4,932,174	(8,006,579)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Increase in accounts receivable	(7,953,666)	(3,336,795)	(1,866,800)
Decrease (increase) in prepaid expenses and other assets	(444,304)	125,498	(521,161)
(Decrease) increase in accounts payable	(2,903,156)	(394,337)	158,701
Increase (decrease) in accrued expenses	144,035	1,821,796	(477,847)
(Decrease) increase in other liabilities	35,027	(779,196)	(78,082)
Increase (decrease) in deferred revenue	(525,586)	983,762	11,247
Net cash provided by operating activities	14,216,333	14,547,871	7,043,694
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(1,543,368)	(244,434)	(1,065,522)
Cash used in business acquisitions, net of cash acquired	(4,571,629)	(38,970,481)	-
Proceeds from sale of assets	68,000	12,349	-
Restricted cash	(297,489)	-	-
Net cash used in investing activities	(6,344,486)	(39,202,566)	(1,065,522)
Cash flows from financing activities:
Proceeds from the sale of common stock	90,688,008	-	-
Proceeds from the exercise of stock options	4,852,398	399,037	882,613
Excess tax benefit-stock options	3,033,498	-	-
Net cash provided by financing activities	98,573,904	399,037	882,613
Net (decrease) increase in cash and cash equivalents	106,445,751	(24,255,658)	6,860,785
Cash and equivalents, beginning of period	3,479,609	27,735,267	20,874,482
Cash and equivalents, end of period	$109,925,360	$3,479,609	$27,735,267

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$1,285,672	$33,870	$128,500

See accompanying notes to consolidated financial statements.

BANKRATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

The Company

Bankrate, Inc. and subsidiaries (the "Company") owns and operates an Internet-based consumer banking marketplace. The Company’s flagship site, Bankrate.com (the “web site”), is the one of the web’s leading aggregators of information on more than 300 financial products including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company is organized under the laws of the state of Florida.

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

On August 4, 2006, the Company completed the acquisition of a group of assets that consists of three web sites (Mortgagecalc.com, Mortgagecalc.com and Mortgagemath.com, collectively “Mortgage-calc.com”) owned and operated by East West Mortgage, Inc. for $4.4 million in cash. The operations of these web sites were integrated into the online publishing segment.

Stock Offering

In May 2006, the Company closed a public offering of 2,697,776 shares of its common stock, of which 2,005,991 shares were sold by the Company and 691,785 were sold by certain of the Company’s existing stockholders and employees, at a price of $48.25 per share. The resulting $92.4 million in net proceeds included $1.7 million in proceeds from the exercise of stock options by existing stockholders and employees.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Wescoco LLC, Mortgage Market Information Services, Inc., and Interest.com. All material intercompany accounts and transactions have been eliminated. See Note 9.

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

Allowance for Doubtful Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability or unwillingness of its customers to make required payments. The Company looks at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of the Company’s customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance are recorded as bad debt expense and included in general and administrative expenses.

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

Intangible Assets

Intangible assets consist primarily of trademarks and URLs, software licenses, customer relationships, developed technologies and non-compete agreements. Intangible assets are being amortized over their estimated useful lives on a straight-line basis. The asset categories and their estimated useful lives are as follows:

Years
Trademarks and URLs	5-20
Software licenses	2-3
Customer relationships	7-14
Developed technologies	5
Non-compete agreements	3-5

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

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. The Company has determined that it has two reporting units, online publishing and print publishing and licensing, under SFAS No. 142, as these are the components of the business for which discrete financial information is available and for which segment management regularly reviews the operating results. The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, an impairment loss equal to the difference will be recorded. In determining the fair value of our reporting units, we relied on the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly traded companies are valued using Market Values of Invested Capital (“MVIC”) multiples (i.e., MVIC to revenue, MVIC to earnings before interest and taxes, MVIC to cash flow, etc.) and then these MVIC multiples are applied to a companies operating results to arrive at an estimate of value.

The Company completed its annual goodwill impairment test during the fourth quarter of 2006 and determined that the carrying amount of goodwill was not impaired, nor did it recognize any goodwill impairment charges in 2005 and 2004.

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

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of its intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize intangible asset impairment charges in 2006, 2005 or 2004.

Basic and Diluted Earnings Per Share

The Company computes basic earnings per share by dividing net income for the year by the weighted average number of shares outstanding for the year, excluding outstanding stock options. Diluted earnings per share includes the effects of common stock equivalents, consisting of outstanding stock options and unrecognized compensation expense and tax benefits in accordance with SFAS No. 123R, Share-Based Payment, to the extent the effect is not antidilutive, using the treasury stock method.

The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2006	2005	2004
Net income	$10,004,130	$9,673,901	$13,356,122
Weighted average common shares outstandings	17,332,632	15,809,259	15,438,097
Additional dilutive shares related to stock options	513,122	1,112,959	537,284
Total weighted average common shares and equivalents
outstanding for diluted earnings per share calculation	17,845,754	16,922,218	15,975,382
Basic and diluted earnings per share:
Basic	$0.58	$0.61	$0.87
Diluted	$0.56	$0.57	$0.84

The weighted average number of common shares outstanding used in computing diluted net income per share for the years ended December 31, 2006, 2005 and 2004 includes the shares resulting from the dilutive effect of outstanding stock options. For the years ended December 31, 2006, 2005 and 2004, 176,000, 227,500 and 389,775 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

Share-Based Compensation

During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for share-based compensation in accordance with, SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elected the modified prospective method, pursuant to which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date of SFAS No. 123R and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The adoption of SFAS No. 123R had a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 3 for further information regarding the Company’s share-based compensation assumptions and expense, including pro forma disclosures for prior periods, as if the Company had recorded share-based compensation expense.

Deferred Compensation Plan

During 2002, the Company established a non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation liability (other non-current liabilities) was $222,920 and $178,133 at December 31, 2006 and 2005, respectively. The Company has established a grantor trust (Rabbi Trust) to provide funding for benefits payable under its non-qualified deferred compensation plan. The assets held in the trust at December 31, 2006 and 2005 amounted to $222,920 and $178,133, respectively. The Rabbi Trust’s assets consist of short-term cash investments and a managed portfolio of equity securities. These assets are included in other assets in the accompanying balance sheets.

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

Online Publishing Revenue

The Company sells graphic advertisements on its web site (including co-branded sites) consisting of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the cost-per-thousand impressions (“CPM”) the advertiser receives. The amount of advertising the Company sells is a function of (1) the number of visitors to its web sites, (2) the number of ad pages the Company serves to those visitors, (3) the number of advertisements per page, and (4) the capacity of the Company’s sales force. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions to be delivered at the contractual price or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned income on the balance sheet and is recognized later when the under-delivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. Additionally, the Company generates revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to the Company’s web site transacts with one of its advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser, subject to the Company’s verification. The Company is also involved in revenue sharing arrangements with its online partners where the consumer uses co-branded sites hosted by the Company. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company also sells hyperlinks (interest rate table listings) to various third-party Internet sites on a CPC basis. Advertisers pay the Company each time a visitor to its web sites clicks on a rate table listing. Prior to October 1, 2005, advertisers paid a flat monthly fee for their hyperlink. The Company also sells text links on its rate pages to advertisers on a CPC basis. Advertisers enter an auction bidding process on a third-party web site for placement of their text link based on the amount they are willing to pay for each click though to their web site. The Company recognizes revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process.

Online publishing revenue, prior to the first quarter of 2006, included barter revenue, which represents the exchange of advertising space on the Company’s web site for reciprocal advertising space or traffic on other web sites. Barter revenues and expenses were recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. The Company followed the accounting literature provided by EITF 99-17, Accounting for Advertising Barter Transactions. In accordance with EITF 99-17, barter transactions were valued based on similar cash transactions which occurred within six months prior to the date of the barter transaction. Revenue from barter transactions was recognized as income when advertisements were delivered on the Company’s web site. Barter expense was recognized when the Company’s advertisements ran on the other companies’ web sites, which was typically in the same period barter revenue was recognized. If the advertising impressions were received from the customer prior to the Company delivering the advertising impressions, a liability was recorded. If the Company delivered advertising impressions to the other companies' web sites prior to receiving the advertising impressions, a prepaid expense was recorded. No prepaid expense or liability was recorded at December 31, 2005. Barter revenue was approximately $2,254,000 and $3,088,000, and represented approximately 5% and 8% of total revenue, respectively, for the years ended December 31, 2005 and 2004.

Print Publishing and Licensing Revenue-

Print publishing and licensing revenue represents advertising revenue from the sale of advertising in the Mortgage Guide (formerly called Consumer Mortgage Guide) and Deposit and CD Guide rate tables, newsletter subscriptions, and licensing of research information. The Company charges a commission for placement of the Mortgage Guide and Deposit and CD Guide in a print publication. Advertising revenue and commission income is recognized when the Mortgage Guide and Deposit and CD Guide runs in the publication. Revenue from the Company’s newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period.

The Company also earns fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters, and from providing rate surveys to institutions and government agencies. In addition, the Company licenses research data under agreements that permit the use of rate information it develops to advertise the licensee’s products in print, radio, television and web site promotions. Revenue for these products is recognized ratably over the contract/subscription periods.

Marketing Expenses

Marketing costs represent expenses associated with expanding brand awareness of the Company’s products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs. Marketing costs also included barter expense prior to January 1, 2006, which represented the non-cash cost of our advertisements that were run on other companies’ web sites in the Company’s barter transactions. Barter expense of approximately $2,254,000 and $3,088,000 was recorded for the years ended December 31, 2005 and 2004, respectively.

Comprehensive Income

Comprehensive income is the same as net income for the years ended December 31, 2006, 2005 and 2004.

Note 3 - Share-Based Compensation

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of incentive and non-qualified stock options and restricted stock. Currently, the Company grants stock options from the 1999 Equity Compensation Plan, as amended, contingent on stockholder approval of the Board of Director’s recommendation to increase the number of shares authorized to be issued pursuant to such plan. The Board of Directors has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any noncompetition agreements relating to the grants.

1997 Equity Compensation Plan

During 1997, the Company adopted the 1997 Equity Compensation Plan (the "1997 Plan") to provide directors, officers, nonemployee members of the Board of Directors of the Company and certain consultants and advisors with the opportunity to receive grants of incentive stock options, non-qualified stock options and restricted stock. The Board of Directors has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition or other agreements relating to the grants. The aggregate number of common shares that may be issued under the 1997 Plan was initially 900,000. In January 1999, the Company amended the 1997 Plan to increase the number of shares authorized to 1,500,000 shares. As of December 31, 2006, 76,349 shares were available for grant under the 1997 Plan.

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

Stock options exercisable into 820,500 shares were granted to directors and employees during 2004. No stock options were granted under the 1997 Plan during the years ended December 31, 2006 and 2005.

1999 Equity Compensation Plan

In March 1999, the Company's stockholders approved the 1999 Equity Compensation Plan (the "1999 Plan"), to provide designated employees of the Company, certain consultants and non-employee members of the Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The 1999 Plan was originally authorized to grant options for up to 1,500,000 shares. In April 2000, the Company amended the 1999 Plan to increase the number of shares authorized to 3,500,000. This amendment was approved by the Company’s stockholders. Options granted generally vest over four years, 25% after the first year and monthly thereafter over the remaining three years, and expire between 5 and 10 years after the date of grant. As of December 31, 2006, no shares were available for grant under the 1999 Plan. Stock options exercisable into 732,000, 690,000 and 977,500 shares, respectively, were granted under the 1999 Plan to outside directors and employees during 2006, 2005 and 2004.

Beginning with the first quarter of fiscal 2006, the Company adopted SFAS No. 123R. See Note 2 for a description of the Company’s adoption of SFAS No. 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the price of the Company’s common stock, as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, riskfree interest rates and expected dividends.

The Company estimates the expected term of outstanding stock options by taking the average of the vesting term and the contractual term of the option, as illustrated in the Staff Accounting Bulletin (“SAB”) 107. The Company estimated the volatility of its common stock by using a weighted average of historical stock price volatility and implied volatility in market traded options in accordance with SAB 107. The decision to use a weighted average volatility factor was based upon the relatively short period of availability of data on actively traded options on its common stock, and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The Company based the risk-free interest rate that it uses in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stockbased compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straightline basis over the requisite service periods, which is generally the vesting period.

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

The following table provides the fair value of the stock options granted during the years ended December 31, 2006, 2005 and 2004 using the Black-Scholes option pricing model together with a description of the assumptions used to calculate the fair value.

	Year Ended December 31,
	2006	2005	2004
Weighted average fair value	$34.66	$22.39	$7.70
Expected volatility	70%	116%	100%
Risk free rate	4.7%	3.5%	3.7%
Expected lives	4.75 years	5 years	5 years
Expected dividend yield	0%	0%	0%

The stock-based compensation expense recognized on the Company’s consolidated statements of income for the year ended December 31, 2006 is as follows:

Income Statement Classifications
Cost of revenue:
Online publishing	$1,076,828
Print publishing and licensing	147,453
Other expenses:
Sales	662,089
Product development	473,956
General and administrative	6,363,207
Total	$8,723,533

The following table sets forth the pro forma net income and net income per share for the years ended December 31, 2005 and 2004 that would have resulted if the Company had accounted for its stock options under the fair value recognition provisions of SFAS No. 123R.

	Year Ended December 31,
	2005	2004
Net income:
As reported	$9,673,901	$13,356,122
Less total stock-based employee compensation
determined under fair value-based method for all
awards, net of related tax effect	(3,336,648)	(2,206,033)
Pro forma	$6,337,253	$11,150,089
Basic and diluted earnings per common share as reported:
Basic	$0.61	$0.87
Diluted	0.57	0.84
Basic and diluted earnings per common share pro forma:
Basic	0.40	0.72
Diluted	0.40	0.72
Weighted average common shares outstanding-reported:
Basic	15,809,259	15,438,097
Diluted	16,922,218	15,975,382
Weighted average common shares outstanding-pro forma:
Basic and diluted	15,809,259	15,438,097

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

Pursuant to the income tax provisions of SFAS 123R, the Company follows the “long-haul method” of computing its hypothetical additional paid-in capital, or APIC pool. As of December 31, 2006, there was approximately $18.1 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, which will be recognized over a weighted average period of approximately 2.92 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock option activity during the years ended December 31, 2006, 2005, and 2004 was as follows:

	Number of	Price Per	Weighted Average
	Shares	Share	Exercise Price
Balance, December 31, 2003	970,263	$0.85 to $13.00	$1.20
Granted	1,798,000	$8.11 to $15.40	$10.14
Exercised	(666,440)	$0.85 to $13.00	$1.32
Forfeited	(63,579)	$12.43 to $12.63	$12.61
Expired	-	-	-
Balance, December 31, 2004	2,038,244	$0.85 to $15.40	$9.15
Granted	690,000	$13.32 to $32.25	$22.39
Exercised	(77,066)	$0.85 to $13.00	$5.18
Forfeited	(19,223)	$0.85 to $18.44	$12.94
Expired	-	-	-
Balance, December 31, 2005	2,631,955	$0.85 to $32.25	$12.69
Granted	732,000	$28.91 - $47.47	$34.66
Exercised	(360,668)	$0.85 - $32.25	$13.45
Forfeited	(253,697)	$0.85 - $35.75	$39.98
Expired	-	-	-
Balance, December 31, 2006	2,749,590	$0.85 - $47.47	$17.08

The total intrinsic value of options exercised during 2006 was approximately $11.1 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the stock options.

Additional information with respect to outstanding options as of December 31, 2006 was as follows:

	Options Outstanding		Options Exercisable
		Weighted Average Remaining		Average
	Number	Contractual	Number	Exercise
Prices	of Shares	Life (Years)	of Shares	Price
$0.85	42,084	2.92	42,084	$0.85
$1.75 to $8.46	830,584	4.66	654,543	7.49
$10.01 to $12.63	703,975	4.68	535,225	10.41
$13.00 to $18.44	406,290	4.75	204,061	15.47
$26.98 to $32.75	405,157	6.45	56,667	29.30
$35.75 to $47.47	361,500	6.17	-	-
	2,749,590	6.65	1,492,580	$10.27

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $58.1 million and $41.3 million, respectively. The intrinsic value is calculated as the difference between the market value as of December 31, 2006 and the exercise price of the stock options. The market value as of December 31, 2006 was $37.95 as reported by the NASDAQ Global Select Market.

Note 4 - Financial Statement Details

Allowance for doubtful accounts-

	For year ended December 31,
	2006	2005	2004
Balance, beginning of year	$1,630,349	$400,000	$230,000
Provision	1,226,231	199,883	554,935
Write-offs	(701,504)	(240,836)	(395,677)
Recoveries	-	19,967	10,742
Acquisitions	-	1,251,335	-
Balance, end of year	$2,155,076	$1,630,349	$400,000

Fixed Assets-

Fixed assets consisted of the following:	December 31,
	2006	2005
Furniture and fixtures	$639,236	$288,494
Computers and software	4,208,646	3,448,690
Equipment	139,671	82,158
Leasehold improvements	541,813	403,837
	5,529,366	4,223,179
Less accumulated depreciation and amortization	(3,825,686)	(3,159,872)
	$1,703,680	$1,063,307

Depreciation expense was $743,824, $650,163 and $613,866 for the years ended December 31, 2006, 2005 and 2004, respectively.

Intangible Assets-

Intangible assets consisted of the following at December 31, 2006:

	Cost	Accumulated Amortization	Net
Trademarks and URL's	$5,146,366	$(265,029)	$4,881,337
Software licenses	569,067	(539,134)	29,933
Customer relationships	10,000,000	(1,279,362)	8,720,638
Developed technology	800,000	(173,329)	626,671
Non-compete agreements	281,000	(98,417)	182,583
	$16,796,433	$(2,355,271)	$14,441,162

Intangible assets consisted of the following at December 31, 2005:

	Cost	Accumulated Amortization	Net
Trademarks and URL's	$746,366	$(154,049)	$592,317
Software licenses	533,180	(424,090)	109,090
Customer relationships	10,000,000	(98,413)	9,901,587
Developed technology	800,000	(13,333)	786,667
Non-compete agreements	270,000	(7,500)	262,500
	$12,349,546	$(697,385)	$11,652,161

Amortization expense was $1,657,886, $245,206 and $128,793 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense as of December 31, 2006 is expected to be:

Year Ending December 31,	Amortization Expense
2007	$1,705,569
2008	1,686,257
2009	1,595,532
2010	1,579,809
2011	1,432,229
Thereafter	6,441,766

Total expected amortization expense of intangible assets	$14,441,162

Other Assets-

Other assets consisted of the following:	December 31,
	2006	2005
Computer and software deposits	$26,804	$48,146
Deferred compensation plan assets	222,920	178,133
Other	524,393	215,932
	$774,117	$442,211

Accrued Expenses-

Accrued expenses consisted of the following:	December 31,
	2006	2005
Accrued payroll and related benefits	$1,963,297	$1,896,997
Vacation	381,063	424,228
Sales commissions	405,334	333,805
Marketing	394,905	263,433
Due to distribution partners	1,348,786	333,751
Purchase obligations	-	1,185,616
Professional fees	266,745	143,181
Income taxes	-	380,754
Legal fees and other	185,347	65,176
Other	291,745	66,246
	$5,237,222	$5,093,187

Note 5 - Income Taxes

The components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$2,849,927	$476,307	$2,761,525
State	553,077	391,672	479,394
Total current	3,403,004	867,979	3,240,919
Deferred:
Federal	2,757,586	4,498,356	(6,692,153)
State	750,793	433,818	(1,314,426)
Total deferred	3,508,379	4,932,174	(8,006,579)
Total income tax expense (benefit)	$6,911,383	$5,800,153	$(4,765,660)

The difference between income tax expense (benefit) computed at the statutory rate and the reported income tax benefit is as follows:

	Year Ended December 31,
	2006	2005	2004

Income taxes at statutory rate	$5,751,274	$5,261,178	$2,920,757
State income taxes, net of federal benefit	860,555	544,823	332,200
Nondeductible items and other	39,384	17,816	138,370
Change in deferred asset effective rate and other	260,170	(23,664)	-
Stock option benefit included in prior year valuation allowance	-	-	1,212,198
Change in valuation allowance	-	-	(9,369,185)
Total income tax expense (benefit)	$6,911,383	$5,800,153	$(4,765,660)

The Company’s effective rate in 2006 and 2005 differs from the statutory federal income tax rate, primarily due to state income taxes. The Company’s effective rate in 2004 differs from the statutory Federal income tax rate, primarily as a result of the changes in the valuation allowance on deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

	December 31,
	2006	2005
Deferred Tax Assets:
Net operating loss carryforwards	$345,911	$5,631,037
Tax credit carryforwards	603,896	462,091
Share-based compensation	2,108,524	-
Accrued expenses	123,428	157,852
Allowance for doubtful accounts	630,512	194,656
Total gross deferred tax assets	3,812,271	6,445,636
Deferred Tax Liabilities:
Depreciation and amortization	(846,245)	28,769
Net deferred tax assets	$2,966,026	$6,474,405

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

During the quarters ended March 31, June 30, and Sept 30, 2004, the Company evaluated the need for a valuation allowance against the deferred tax asset. The Company completed its business planning process during the fourth quarter of 2004, which included the following strategic initiatives for 2005: the enhancement of its quality control process and procedures; the re-design of its Web site; the execution of exclusive advertising contracts with two mortgage lead aggregators; broadening the breadth and depth of its products and services; a reorganization of its advertising sales force; and the migration to a cost-per-click revenue model on its rate tables. Considering these strategic initiatives and their impact on future earnings potential, the Company concluded that it is more likely than not that it will generate sufficient taxable income in future periods to realize the entire deferred tax asset. At December 31, 2004, the Company reversed the remaining $9,400,000 valuation allowance resulting in an income tax benefit of $4,800,000. The income tax benefit relating to stock option exercised during 2004 was approximately $2,000,000, for a total 2004 benefit of approximately $3,200,000 which was allocated to stockholders’ equity.

At December 31, 2006, the Company had fully utilized its net operating loss carryforwards for federal income tax purposes.

Note 6 - Related Party Transactions

The Company leased office space in North Palm Beach, Florida from Bombay Holdings, Inc. ("Bombay"), which at the time was wholly-owned by Peter C. Morse ("Morse"), a director and 26% stockholder. Total rent paid to Bombay for the year ended December 31, 2004 was approximately $244,000. In November 2004, the Company entered into a sublease for new space and the Bombay lease was terminated effective December 31, 2004.

During 2004, the Company paid an outside director consulting fees of approximately $17,000. No such fees were paid during 2006 or 2005.

Note 7 - Commitments and Contingencies

Leases

On November 3, 2005, the Company entered into a lease for approximately 21,000 square feet of office space in North Palm Beach. The initial lease term is for 10 years with an option to renew for one additional 5-year term.

On January 20, 2006, the Company entered into a lease for approximately 8,800 square feet of office space on Madison Avenue, New York, New York. The initial lease term is for 10 years and six months. The Company initially paid a $210,000 refundable security deposit which was replaced with an irrevocable letter of credit secured by the cash deposit.

On February 15, 2006, the Company entered into a lease for approximately 4,900 square feet of office space in Chicago, Illinois. The initial lease term expires on November 30, 2008. The Company initially paid a $79,000 refundable security deposit which was replaced with an irrevocable letter of credit secured by the cash deposit.

In connection with the acquisition of FastFind, the Company assumed an office space lease in San Francisco, California, expiring February 28, 2009. The Company also leases office space in Sherman Oaks, California on a month-to-month basis.

 Total rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $1,101,000, $620,000 and $498,000, respectively. During 2004, the Company also recorded sublease rental income of approximately $28,000 under the terms of a sublease agreement that expired on June 21, 2004.

The Company recognizes rent expense for operating leases with periods of free rent (including construction periods), step rent provisions and escalation clauses on a straight-line basis over the applicable lease term. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured. The Company takes these provisions into account when calculating minimum aggregate rental commitments under non-cancelable operating leases. Future minimum lease payments under non-cancelable operating leases having lease terms in excess of one year as of December 31, 2006 were:

Operating
Year Ending December 31,	Leases
2007	$1,215,857
2008	1,186,372
2009	985,492
2010	951,627
2011	969,283
Thereafter	4,756,845
Total minimum lease payments	$10,065,476

Distribution Agreements

The Company has various agreements with advertisers, content providers and other web sites that require it to feature such parties exclusively in certain sections of its web site.

Legal Proceedings

In July 2000, the Company sold its former wholly owned subsidiary, Pivot, for $4,350,000 in cash. In connection with the sale, the Company agreed to indemnify the buyer for liability of up to $1,000,000 in connection with a litigation matter between Pivot and its co-founders and former owner. In March 2001, the case was dismissed based on a technical deficiency. In August 2001, the plaintiff refiled the complaint. On October 8, 2004, the Company was notified that the buyer settled the litigation matter, effective October 1, 2004, and the Company reimbursed the buyer $390,000 under the indemnity. The $390,000 was recorded in the quarter ended September 30, 2004 as a legal settlement charge.

In February 2005, the Company settled a contractual dispute with a former Internet and co-location facility provider for $120,000. This amount is included in legal settlements in the accompanying statement of operations for the year ended December 31, 2004.

On October 9, 2006, the Company entered into a Confidential Final Settlement Agreement and Mutual Release with American Interbanc Mortgage, LLC (“AI”) in settlement of the claims pending against it in the lawsuit filed in the Superior Court of California in March 2002. AI had originally filed suit against several of its competitors (but not the Company) who advertised on Bankrate.com alleging false advertising under the Lanham Act, common law unfair competition, and violations of certain sections of the California Business and Professional Code. AI later amended its complaint to include the Company as a defendant, alleging, in short, that the Company conspired with the co-defendants to allow the co-defendants to engage in false advertising on Bankrate.com while prohibiting AI to advertise on Bankrate.com. AI sought damages of at least $16.5 million, to have those damages tripled, and “reasonable attorneys fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professional Code Section 16750(a),” and costs.

Under the terms of the Settlement Agreement, the Company agreed to make a one-time cash payment of $3.0 million to AI and AI agreed to dismiss the lawsuit with no ability to reassert its claims against the Company. The Company has also agreed to certain terms and conditions that permit AI to advertise on Bankrate.com. The Company believes that all of AI’s claims against it were factually and legally without merit and did not admit to any wrongdoing as part of the settlement. The $3.0 million cash payment is included in the accompanying consolidated statement of income as legal settlement.

 From time to time, in addition to those identified above, the Company is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business. In accordance with U.S. generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to the legal matters pending against it. It is possible, nevertheless, that the Company’s consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies.

Other Commitments

The Company has executed employment agreements with nine key executives, including the Company’s President and Chief Executive Officer, between January 2004 and September 2006. Each employment agreement provides for a minimum annual base salary, an annual bonus contingent on the Company achieving certain performance criteria, and severance provisions ranging from six months to one year’s annual base salary. Under the terms of the employment agreements, the executives are entitled to receive minimum annual base salaries of $2.3 million in the aggregate.

Other Contingencies

On October 24, 2005, a major hurricane passed through the North Palm Beach, Florida area resulting in a power outage and minor damage to the Company’s office facility. The Company’s contingency and disaster recovers plans were activated which allowed for the continued, uninterrupted operation of Bankrate.com during the recovery period. A portion of the losses and additional expenses incurred were covered by insurance for which a claim was filed and, as a result, a $86,000 insurance claim receivable was recorded as of December 31, 2005.

In September 2004, the Company’s North Palm Beach, Florida corporate office building sustained severe damage from the two major hurricanes that hit the South Florida coast. The Company submitted insurance claims for the furniture and equipment lost, and the replacement cost reimbursement was greater than the book value of the assets destroyed. Accordingly, in the first quarter of 2005, a $221,000 gain was recorded in other income in the accompanying consolidated statement of income.

Note 8 - Segment Information

 The Company currently operates in two reportable business segments: online publishing, and print publishing and licensing. The online publishing segment is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with the Company’s web sites, Bankrate.com, Interest.com, FastFind.com and Mortgage-calc.com. The print publishing and licensing segment is primarily engaged in the sale of advertising in the Mortgage Guide and Deposit and CD Guide rate tables, newsletter subscriptions, and licensing of research information. The acquired operations of FastFind, Interest.com, and Mortgage-calc.com are included in the online publishing segment. The acquired operations of Mortgage Market Information Services, Inc. are included in the print publishing and licensing segment. The Company evaluates the performance of its operating segments based on segment profit (loss).

No single customer accounted for more than 10% of total revenue for the periods presented. No material revenues were generated outside of the United States.

Summarized segment information as of December 31, 2006, 2005 and 2004, and for the years ended December 31, 2006, 2005 and 2004, respectively, is presented below.

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Year Ended December 31, 2006
Revenue	$63,970,860	$15,679,115	$-	$79,649,975
Cost of revenue	11,101,425	13,845,594	-	24,947,019
Gross margin	52,869,435	1,833,521	-	54,702,956
Operating expenses:
Sales	5,055,076	-	-	5,055,076
Marketing	4,835,941	-	-	4,835,941
Product development	2,908,005	712,745	-	3,620,750
General and administrative	17,515,475	4,319,570	-	21,835,406
Legal settlement	3,000,000	-	-	3,000,000
Depreciation and amortization	2,019,365	382,345	-	2,401,710
Other income	-	-	2,961,080	2,961,080
Provision for income taxes	-	-	(6,911,383)	(6,911,383)
Segment profit (loss)	$17,535,572	$(3,581,139)	$(3,950,303)	$10,003,770
Goodwill	$26,129,688	$3,909,737	$-	$30,039,425
Total assets	$52,876,678	$9,108,992	$114,697,926	$176,683,596

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Year Ended December 31, 2005
Revenue	$43,296,384	$5,752,647	$-	$49,049,031
Cost of revenue	7,389,089	5,346,017	-	12,735,106
Gross margin	35,907,295	406,630	-	36,313,925
Sales	3,683,482	-	-	3,683,482
Marketing	5,922,964	-	-	5,922,964
Product development	2,168,506	288,122	-	2,456,628
General and administrative expenses	7,975,314	1,059,653	-	9,034,967
Depreciation and amortization	790,354	105,012	-	895,366
Other income, net	-	-	1,153,536	1,153,536
Income tax expense	-	-	(5,800,153)	(5,800,153)
Segment profit (loss)	$15,366,675	$(1,046,157)	$(4,646,617)	$9,673,901
Goodwill	$26,093,877	$3,941,522	$-	$30,035,399
Total assets	$43,108,491	$8,481,255	$10,963,477	$62,553,223

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Year Ended December 31, 2004
Revenue	$33,942,241	$5,262,020	$-	$39,204,261
Cost of revenue	5,534,456	4,359,444	-	9,893,900
Gross margin	28,407,785	902,576	-	29,310,361
Sales	4,186,799	-	-	4,186,799
Marketing	6,357,424	-	-	6,357,424
Product development	2,082,785	322,891	-	2,405,676
General and administrative expenses	5,772,539	894,909	-	6,667,448
Legal settlements	-	-	510,000	510,000
Severance charge	-	-	260,000	260,000
Depreciation and amortization	642,979	99,680	-	742,659
Other income, net	-	-	410,107	410,107
Income tax benefit	-	-	4,765,660	4,765,660
Segment profit (loss)	$9,365,259	$(414,904)	$4,405,767	$13,356,122
Total assets	$16,153,152	$2,118,101	$27,735,267	$46,006,520

Note 9 - Acquisitions

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

The Company determined the fair value of the intangibles and the resulting goodwill in our purchase price allocations for our acquisitions. These valuations principally use the discounted cash flow methodology and were made concurrent with the effective acquisition. Purchase price allocations for business combinations accounted for under the purchase method of accounting related to 2005 were as follows:

Property and equipment	$227,491
Goodwill	30,035,399
Working capital	(2,015,794)
Customer relationships	10,000,000
Developed technology	800,000
Internet domain names	600,000
Non-compete agreement	270,000
Other assets	53,385
Other liabilities	(1,000,000)
Cash used in business acquisitions, net of cash acquired	$38,970,481

On August 4, 2006, the Company completed the acquisition of a group of assets that consists of three web sites (Mortgage-calc.com, Mortgagecalc.com and Mortgagemath.com, collectively “Mortgagecalc.com”) owned and operated by East West Mortgage, Inc. for $4.4 million in cash. The Company paid $4,350,000 on August 7, 2006, and $50,000 was placed in escrow to satisfy certain indemnification obligations of the seller. The acquisition was made using cash on hand. As a result of the acquisition, approximately $4,411,000 in intangible assets was recorded by the Company. The operations of these web sites were integrated into the online publishing segment.

Note 10. Employee Benefit Plans

The Company sponsors a 401(k) plan for certain employees over the age of 21 who have completed a minimum of 12 months of employment. The Company makes safe-harbor contributions of 3.0% of an employee’s salary. Company contributions totaled approximately $400,000, $215,000 and $227,000 in 2006, 2005 and 2004, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and  Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2006, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management (“management”) is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2006, the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as amended. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s assessment of its internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There has been no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006, nor subsequent to the date of their evaluation, that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Bankrate, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Bankrate, Inc. and subsidiaries (the Company or Bankrate) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss) cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

March 16, 2007
Ft. Lauderdale, Florida
Certified Public Accountants

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2006.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2006.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2006.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2006.

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
2.1
Agreement and Plan of Reorganization dated November 20, 2005, by and among Bankrate, Inc., FastFind, LLC, and Wescoco LLC - incorporated herein by reference to Exhibit 2.1 of the Registrant's Form 8-K (filed 12/6/05) (No. 0-25681).

2.2
Agreement and Plan of Merger dated November 20, 2005, by and among Bankrate, Inc., Sub 1, Sub 2, Mortgage Market Information Services, Inc. and Interest.com, Inc., Scarlett Enterprises, Ltd., and James R. De Both - incorporated herein by reference to Exhibit 2.2 of the Registrant's Form 8-K (filed 12/6/05) (No. 0-25681).

2.3
Asset Purchase Agreement by and among Bankrate, Inc., East West Mortgage, Inc., The Doug Bui Family Trust (2006), and Doug Bui, dated August 4, 2006 (the schedules and exhibits were omitted pursuant to Item 601(b)(2) of regulation S-K). - incorporated herein by reference to Exhibit 2.1 of the Registrant's Form 10-Q (filed 8/9/06) (No. 0-25681).

3.1	Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3.1 of the Registrant's Form S-1/A (filed 4/16/99) (No. 333-74291).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 2.2 of the Registrant's Form 10-Q (filed 11/13/00) (No. 0-25681).

3.3	Amended and Restated Bylaws- incorporated herein by reference to Exhibit 3.2 of the Registrant's Form S-1/A (filed 4/16/99) (No. 333-74291).

10.1
Executive Employment Agreement effective June 21, 2004, between Thomas R. Evans and the Company - incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q (filed 6/30/04) (No. 0-25681). *

10.2
Executive Employment Agreement effective July 15, 2004, between Bruce J. Zanca and the Company - incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 10-K (filed 3/16/05) (No. 0-25681). *

10.3
Executive Employment Agreement effective October 4, 2004, between Steve Horowitz and the Company - incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 10-K (filed 3/16/05) (No. 0-25681). *

10.4
Sublease Agreement dated November 18, 2004, between the Company and New Cingular Wireless Services, Inc. f/k/a AT&T Wireless Services, Inc. - incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 10-K (filed 3/16/05) (No. 0-25681).

10.5
Aggregator Agreement effective January 1, 2005 between the Company and iHomeowners, Inc. - incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 10-K (filed 3/16/05) (No. 0-25681). #

10.6
Marketing Agreement effective January 21, 2005 between the Company and LowerMyBills, Inc. - incorporated herein by reference to Exhibit 10.6 of the Registrant's Form 10-K (filed 3/16/05) (No. 0-25681). #

10.7	Bankrate, Inc. 1997 Equity Compensation Plan - incorporated herein by reference to Exhibit 10.5 of the Registrant's Form S-1 (filed 2/11/99) (No. 333-74291). *

10.8	Bankrate, Inc. Amended and Restated 1999 Equity Compensation Plan. * +

10.9
Form of Stock Option Agreement under the 1997 Equity Compensation Plan and 1999 Compensation Plan - incorporated herein by reference to Exhibit 10.7 of the Registrant's Form S-1 (filed 2/11/99) (No. 333-74291). *

10.10
Executive Employment Agreement dated January 1, 2004 between G. Cotter Cunningham and Bankrate, Inc. - incorporated herein by reference to Exhibit 10.14 on Registrant's Form 10-K (filed 3/15/04) (No. 0-25681). *

10.11
Executive Employment Agreement dated January 1, 2004 between Robert J. DeFranco and Bankrate, Inc. - incorporated herein by reference to Exhibit 10.15 on Registrant's Form 10-K (filed 3/15/04) (No. 0-25681). *

10.12
Executive Employment Agreement effective May 23, 2005 between Lynn E. Varsell and Bankrate, Inc. - incorporated herein by reference to Exhibit 10.12 on Registrant's Form 10-K (filed 3/16/06) (No. 0-25681). *

10.13
Executive Employment Agreement dated May 31, 2005 between Daniel P. Hoogterp and Bankrate, Inc. - incorporated herein by reference to Exhibit 10.1 on Registrant's Form 10-Q (filed 8/9/05) (No. 0-25681). *

10.14
Lease Agreement dated November 3, 2005 between Gardens Plaza Investors, LLC and Bankrate, Inc. - incorporated herein by reference to Exhibit 10.14 on Registrant's Form 10-K (filed 3/16/06) (No. 0-25681).

10.15	Lease Agreement dated January 20, 2006 between J.A.B. Madison Holdings, LLC and Bankrate, Inc. +

10.16	Executive Agreement effective April 3, 2006 between Edward J. DiMaria and Bankrate, Inc. - incorporated herein by reference to Exhibit 10.1 on Registrant's Form 10-Q (filed 5/2/06) (No. 0-25681). *

10.17	Executive Agreement effective September 11, 2006 between Donaldson Ross and Bankrate, Inc. - incorporated herein by reference to Exhibit 10.1 on Registrant's Form 10-Q (filed 11/9/06) (No. 0-25681). *

10.18	Confidential Final Settlement Agreement dated October 9, 2006, between American Interbanc Mortgage, LLC and Bankrate, Inc. +

11.1	Statement re: Computation of Per Share Earnings **

21.1	Subsidiaries of the Registrant +

23.1	Consent of KPMG LLP. +

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

+	Filed herewith.

#	Confidential treatment has been granted with respect to certain information in this exhibit pursuant to a confidential treatment request.

**
Information required to be presented in Exhibit 11 is provided in Note 2 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 16th day of March, 2007.

By:	/s/ Thomas R. Evans
Thomas R. Evans President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Thomas R. Evans	President	March 16, 2007
Thomas R. Evans	Chief Executive Officer (Principal Executive Officer)

By: /s/ Edward J. DiMaria	Senior Vice President	March 16, 2007
Edward J. DiMaria	Chief Financial Officer (Principal Financial and Accounting Officer)

By: /s/ G. Cotter Cunningham	Senior Vice President	March 16, 2007
G. Cotter Cunningham	Chief Operating Officer

By: /s/ William C. Martin	Director	March 16, 2007
William C. Martin

By: /s/ Peter C. Morse	Director	March 16, 2007
Peter C. Morse

By: /s/ Robert P. O’Block	Director	March 16, 2007
Robert P. O'Block

By: /s/ Richard J. Pinola	Director	March 16, 2007
Richard J. Pinola

By: /s/ Randall E. Poliner	Director	March 16, 2007
Randall E. Poliner