Form 10-Q
period 2007-03-31
BANKRATE INC
filed 2007-05-10
CIK 1080866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________

Commission File No. 0-25681

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0423422 (I.R.S. Employer Identification No.)

11760 U.S. Highway One, Suite 200 North Palm Beach, Florida (Address of principal executive offices)	33408 (Zip Code)

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
Yes ☐ No ☒

The number of outstanding shares of the issuer’s common stock as of April 30, 2007 was as follows: 18,270,969 shares of Common Stock, $.01 par value.

Bankrate, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007

Introductory Note

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”): (a) “Introductory Note” in Part I, Item 1., “Business”; (b) “Risk Factors” in Part I, Item 1A., “Business,” and (c) “Introduction” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as:

•	the willingness of our advertisers to advertise on our web sites;

•	interest rate volatility;

•	our ability to establish and maintain distribution arrangements;

•	our ability to integrate the business and operations of companies that we have acquired, and those we may acquire in the future;

•	our ability to realize expected benefits, including synergies, of companies that we have acquired, and those that we may acquire in the future;

•	our ability to maintain the confidence of our advertisers by detecting click-through fraud and unscrupulous advertisers;

•	our need and our ability to incur additional debt or equity financing;

•	the effect of unexpected liabilities we assume from our acquisitions;

•	the impact of resolution of lawsuits to which we are a party;

•	the willingness of consumers to accept the Internet as a medium for obtaining financial product information;

•	the ability of consumers to access our websites through non-PC devices;

•	increased competition and its effect on our web site traffic, advertising rates, margins, and market share;

•	our ability to manage traffic on our web sites and service interruptions;

•	our ability to protect our intellectual property;

•	the effects of facing liability for content on our web sites;

•	legislative or regulatory changes;

•	the concentration of ownership of our common stock;

•	the fluctuations of our results of operations from period to period;

•	the strength of the United States economy in general;

•	the accuracy of our financial statement estimates and assumptions;

•	effect of changes in the stock market and other capital markets;

•	technological changes;

•	changes in monetary and fiscal policies of the U.S. Government;

•	changes in consumer spending and saving habits;

•	changes in accounting principles, policies, practices or guidelines;

•	the effect of provisions in our Articles of Incorporation, Bylaws and certain laws on change-in-control transactions;

•	other risks described from time to time in our filings with the Securities and Exchange Commission; and

•	our ability to manage the risks involved in the foregoing.

However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Quarterly Report. We do not undertake to update any forward-looking statement, except as required by law.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Bankrate, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets

Cash	$8,175,448	$13,125,360
Short-term investments	112,500,000	96,800,000
Accounts and notes receivable, net of allowance for doubtful accounts of approximately
$2,449,000 at March 31, 2007 and $2,155,000 at December 31, 2006	15,454,246	15,801,403
Deferred income taxes, current portion	1,703,747	1,703,747
Prepaid expenses and other current assets	798,875	1,032,423
Total current assets	138,632,316	128,462,933

Furniture, fixtures and equipment, net of accumulated depreciation and amortization of approximately $4,043,000 at March 31, 2007 and $3,826,000 at December 31, 2006	1,663,102	1,703,680
Deferred income taxes	1,262,279	1,262,279
Intangible assets, net of accumulated amortization of approximately $2,783,000 at March 31, 2007 and $2,355,000 at December 31, 2006	14,013,286	14,441,162
Goodwill	30,039,425	30,039,425
Other assets	709,233	774,117

Total assets	$186,319,641	$176,683,596

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$387,193	$312,489
Accrued expenses	7,258,537	5,237,222
Deferred revenue	358,726	729,019
Other current liabilities	78,590	27,427
Total current liabilities	8,083,046	6,306,157

Other liabilities	238,447	222,920

Total liabilities	8,321,493	6,529,077

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized and undesignated	-	-
Common stock, par value $.01 per share-- 100,000,000 shares authorized; 18,270,277 and 18,224,620 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	182,703	182,246
Additional paid in capital	180,725,814	178,255,314
Accumulated deficit	(2,910,369)	(8,283,041)
Total stockholders' equity	177,998,148	170,154,519

Total liabilities and stockholders' equity	$186,319,641	$176,683,596

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Online publishing	$19,052,024	$15,615,999
Print publishing and licensing	3,175,906	4,172,433
Total revenue	22,227,930	19,788,432
Cost of revenue:
Online publishing	3,142,027	2,900,584
Print publishing and licensing	2,827,667	3,542,110
Total cost of revenue	5,969,694	6,442,694

Gross margin	16,258,236	13,345,738

Operating expenses:
Sales	1,286,773	1,088,275
Marketing	1,455,224	851,343
Product development	952,881	1,024,503
General and administrative	4,227,483	5,537,824
Depreciation and amortization	644,715	557,762
	8,567,076	9,059,707
Income from operations	7,691,160	4,286,031

Interest income	1,462,170	20,330

Income before income taxes	9,153,330	4,306,361
Income tax expense	3,780,658	1,964,534
Net income	$5,372,672	$2,341,827

Basic and diluted net income per share:
Basic	$0.29	$0.15
Diluted	$0.28	$0.14

Shares used in computing basic net income per share	18,250,836	15,874,946
Shares used in computing diluted net income per share	18,880,646	16,771,044

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,372,672	$2,341,827
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	644,715	557,762
Provision for doubtful accounts receivable	342,066	325,000
Share-based compensation	1,680,723	1,777,623
Excess tax benefits from share-based compensation	-	(245,760)
Deferred income taxes	-	1,453,070
Changes in operating assets and liabilities, net of effects from business acquisitions:
Decrease (increase) in accounts receivable	5,091	(2,343,069)
Decrease (increase) in prepaid expenses and other assets	296,976	(415,881)
Increase (decrease) in accounts payable	74,704	(1,683,954)
Increase (decrease) in accrued expenses	2,021,315	(962,823)
Increase in other liabilities	66,690	88,784
Decrease in deferred revenue	(370,293)	(40,359)
Net cash provided by operating activities	10,134,659	832,220
Cash flows from investing activities:
Purchases of short-term investments	(15,700,000)	-
Purchases of furniture, fixtures and equipment	(176,261)	(210,530)
Cash used in business acquisitions, net of cash acquired	-	(149,140)
Proceeds from sale of assets	-	6,750
Restricted cash	1,456	(290,757)
Net cash used in investing activities	(15,874,805)	(643,677)
Cash flows from financing activities:
Proceeds from the exercise of stock options	790,234	497,584
Excess tax benefit-stock options	-	245,760
Net cash provided by financing activities	790,234	743,344
Net (decrease) increase in cash	(4,949,912)	951,887
Cash, beginning of period	13,125,360	3,479,609
Cash, end of period	$8,175,448	$4,431,496

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$63,605	$437,993

See accompanying notes to condensed consolidated financial statements.

BANKRATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Bankrate, Inc. and subsidiaries (the “Company”) own and operate an Internet-based consumer banking marketplace. The Company’s flagship site, Bankrate.com is one of the web’s leading aggregators of information on more than 300 financial products and fees, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company is organized under the laws of the state of Florida.

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

Stock Offering

In May 2006, the Company closed a public offering of 2,697,776 shares of its common stock, of which 2,005,991 shares were sold by the Company and 691,785 shares were sold by certain of the Company’s existing stockholders, at a price of $48.25 per share, resulting in net proceeds to the Company of approximately $92.4 million, which included $1.7 million in proceeds from the exercise of stock options by existing stockholders and employees.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its wholly-owned subsidiaries, FastFind, MMIS and Interest.com, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary to provide fair statement of the results of the Company for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 (“fiscal 2007”).

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2006 Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company believes that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable, stock-based compensation and legal contingencies have the greatest potential impact on its financial statements, so it considers these to be its critical accounting policies. Actual results could differ from those estimates.

Basic and Diluted Earnings Per Share

The Company computes basic earnings per share by dividing net income for the period by the weighted average number of shares outstanding for the period, excluding outstanding stock options. Diluted earnings per share includes the effect of common stock equivalents, consisting of outstanding stock options and unrecognized compensation expense and tax benefits in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, to the extent the effect is not anti-dilutive, using the treasury stock method.

The weighted average number of common shares outstanding used in computing diluted earnings per share for the three months ended March 31, 2007 and 2006 includes the shares resulting from the dilutive effect of outstanding stock options. For the three months ended March 31, 2007 and 2006, 154,000 and 22,000 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Reclassification of Short-Term Investments

The Company’s short-term investments consists primarily of Triple A rated investment grade auction rate municipal, corporate, governmental and educational notes and bonds. The underlying security of our investments have maturities that range from 16 to 40 years.  Our investments are classified as short-term investments since the securities are held for auction at pre-determined short term intervals, generally ranging from 7 to 35 days, whereby the interest rates are reset to current interest rates through a market based auction process. At the end of such period, the Company typically rolls over its holdings into new or reset auction rate securities or redeems the investments for cash.  All of these short-term investments were classified as available-for-sale and reported at fair value.  Due to the frequency and short term market based auction process associated with the reset feature, the investments’ trade at par which approximates fair value; therefore, there are no realized or unrealized gains or losses associated with these investments.

As of December 31, 2006, the Company’s cash and cash equivalents included $96,800,000 of Triple A rated investment grade auction rate securities. These securities were reclassified as short-term investments in the accompanying condensed consolidated balance sheet as of December 31, 2006, and the statement of cash flows for the three months ended March 31, 2006, to conform with the current period presentation.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. The Company looks at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of the Company’s customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the three months ended March 31, 2007 and 2006, the Company charged approximately $342,000 and $325,000, respectively, to bad debt expense, and wrote off approximately $48,000 and $138,000, respectively, of accounts deemed uncollectible.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. The Company has determined that it has two reporting units, online publishing and print publishing and licensing, under SFAS No. 142, as these are the components of the business for which discrete financial information is available and for which segment management regularly reviews the operating results. The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied value, an impairment loss equal to the difference will be recorded. In determining the fair value of our reporting units, we relied on the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly traded companies are valued using Market Values of Invested Capital (“MVIC”) multiples (i.e., MVIC to revenue, MVIC to earnings before interest and taxes, MVIC to cash flow, etc.) and then these MVIC multiples are applied to a company’s operating results to arrive at an estimate of value.

The Company completed its annual goodwill impairment test during the fourth quarter of 2006 and determined that the carrying amount of goodwill was not impaired.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Agreement and Plan of Merger for the acquisition of MMIS and Interest.com dated December 1, 2005 contains a provision in Section 3.03 for the potential adjustment to Closing Date Equity, as defined. To date, no such adjustment has been agreed upon. Goodwill was adjusted, however, in the three months ended September 30, 2006, for approximately $190,000 related to accounts receivable and $78,000 related to deferred revenue.

Share-Based Compensation

During the first quarter of 2006, the Company adopted the provisions of, and accounts for share-based compensation in accordance with, SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elected the modified prospective method, pursuant to which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date of SFAS No. 123R and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The adoption of SFAS No. 123R had a material impact on the Company's consolidated financial position, results of operations and cash flows. See Note 3 for further information regarding the Company's share-based compensation assumptions and expense.

Stockholders’ Equity

The activity in stockholders’ equity for the three months ended March 31, 2007 is shown below.

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2006	18,224,620	$182,246	$178,255,314	$(8,283,041)	$170,154,519
Stock options exercised	45,657	457	789,777	-	790,234
Share-based compensation	-	-	1,680,723	-	1,680,723
Net income for the period	-	-	-	5,372,672	5,372,672
Balances, March 31, 2007	18,270,277	$182,703	$180,725,814	$(2,910,369)	$177,998,148

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded. The valuation allowance is based on management’s judgment as to future taxable income in light of historical results, the current environment, forecasted performance and other factors.

Comprehensive Income

Comprehensive income is the same as net income for the three months ended March 31, 2007 and 2006.

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. See Note 4 for a further discussion.

 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first fiscal quarter of 2008 although earlier adoption is permitted. The Company is currently evaluating what impact, if any, SFAS No. 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 but does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 2 - SEGMENT INFORMATION

The Company currently operates in two reportable business segments: online publishing and print publishing and licensing. The online publishing segment is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with the Company’s web sites, Bankrate.com, Interest.com, Bankrate Select and Mortgage-calc.com, and its network of online distribution partners. The print publishing and licensing segment is primarily engaged in the sale of advertising in the Mortgage Guide and Deposit Guide rate tables, newsletter subscriptions, and licensing of research information. The acquired operations of FastFind, Interest.com, and Mortgage-calc.com are included in the online publishing segment. The acquired operations of Mortgage Market Information Services, Inc. are included in the print publishing and licensing segment. The Company evaluates the performance of its operating segments based on segment revenue, margins and other financial metrics.

No single customer accounted for more than 10% of total revenue for the three months ended March 31, 2007. The Company had one online customer that accounted for approximately 11% of total revenue for the three months ended March 31, 2006. No material revenues were generated outside of the United States.

Summarized segment information as of, and for, the three months ended March 31, 2007 and 2006 is presented below.

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Three Months Ended March 31, 2007
Revenue	$19,052,024	$3,175,906	$-	$22,227,930
Cost of revenue	3,142,027	2,827,667	-	5,969,694
Gross margin	15,909,997	348,239	-	16,258,236
Sales	1,286,773	-	-	1,286,773
Marketing	1,455,224	-	-	1,455,224
Product development	828,615	124,266	-	952,881
General and administrative expenses	3,514,811	712,672	-	4,227,483
Depreciation and amortization	590,608	54,107		644,715
Interest income	-	-	1,462,170	1,462,170
Provision for income taxes	-	-	(3,780,658)	(3,780,658)
Segment profit (loss)	$8,233,966	$(542,806)	$(2,318,488)	$5,372,672
Goodwill	$26,129,688	$3,909,737	$-	$30,039,425
Total assets	$53,570,224	$7,599,835	$125,149,582	$186,319,641

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Three Months Ended March 31, 2006
Revenue	$15,615,999	$4,172,433	$-	$19,788,432
Cost of revenue	2,900,584	3,542,110	-	6,442,694
Gross margin	12,715,415	630,323	-	13,345,738
Sales	1,088,275	-	-	1,088,275
Marketing	851,343	-	-	851,343
Product development	927,385	97,118	-	1,024,503
General and administrative expenses	4,506,010	1,031,814	-	5,537,824
Depreciation and amortization	510,990	46,772	-	557,762
Interest income	-	-	20,330	20,330
Provision for income taxes	-	-	(1,964,534)	(1,964,534)
Segment profit (loss)	$4,831,412	$(545,381)	$(1,944,204)	$2,341,827
Goodwill	$26,088,711	$3,941,522	$-	$30,030,233
Total assets	$45,524,429	$9,542,517	$9,504,959	$64,571,905

NOTE 3 - SHARE-BASED COMPENSATION

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of incentive and non-qualified stock options and restricted stock. During the first quarter of 2007, the Company granted stock options from the 1999 Equity Compensation Plan, as amended, subject to stockholder approval of the Board of Director’s recommendation to increase the number of shares authorized to be issued pursuant to such plan. The Board of Directors has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The Company has submitted a Second Amended and Restated 1999 Equity Compensation Plan to its stockholders for approval at the 2007 Annual Meeting.

Beginning with the first quarter of fiscal 2006, the Company adopted SFAS No. 123R. See Note 1 for a description of the Company’s adoption of SFAS No. 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the price of the Company’s common stock, as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

The Company estimated the expected term of outstanding stock options by taking the average of the vesting term and the contractual term of the option, as illustrated in the Staff Accounting Bulletin (“SAB”) 107. The Company estimated the volatility of its common stock by using a weighted average of historical stock price volatility and implied volatility in market traded options in accordance with SAB 107. The decision to use a weighted average volatility factor was based upon the relatively short period of availability of data on actively traded options on its common stock, and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The Company based the risk-free interest rate that it uses in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

If factors change and the Company employs different assumptions for estimating share-based compensation expense in future periods or if it decides to use a different valuation model, the future periods may differ significantly from what it has recorded in the current period and could materially affect its operating income, net income and net income per share.

The following table provides the fair value of the stock options granted during the three-month periods ended March 31, 2007 and 2006 using the Black-Scholes option pricing model together with a description of the assumptions used to calculate the fair value. No options that were not subject to stockholder approval were granted during the three month-period ended March 31, 2007 and options exercisable into 293,000 shares were granted during the three-month period ended March 31, 2006.

	Three Months Ended March 31,
	2007	2006
Weighted average fair value	-	$34.73
Expected volatility	-	70%
Weighted average risk free rate	-	4.5%
Expected lives	-	4.75 years
Expected dividend yield	-	0%

The share-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
Income Statement Classifications
Cost of revenue:
Online publishing	$369,142	$208,496
Print publishing and licensing	41,583	10,131
Other expenses:
Sales	60,204	156,885
Marketing	82,685	-
Product development	114,042	113,532
General and administrative	1,013,067	1,288,579
Total	$1,680,723	$1,777,623

Pursuant to the income tax provisions of SFAS No. 123R, the Company follows the “long-haul method” of computing its hypothetical additional paid-in capital, or APIC, pool. As of March 31, 2007, there was approximately $14.6 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, which will be recognized over a weighted average period of approximately 2.70 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

General Stock Option Information

The following table sets forth the summary of option activity under the Company’s stock option plans for the three months ended March 31, 2007:

	Number of	Price Per	Weighted Average Exercise
	Shares	Share	Price
Balance, December 31, 2006	2,749,590	$0.85 to $47.47	$17.08
Granted	-	-	-
Exercised	(45,656)	$0.85 to $35.75	$26.23
Forfeited	(84,065)	$12.63 to $35.75	$30.93
Expired	-	-	-
Balance, March 31, 2007	2,619,869	$0.85 to $47.47	$16.64

The total intrinsic value of stock options exercised during the three months ended March 31, 2007, was approximately $1,189,000. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the stock options.

Additional information with respect to outstanding stock options as of March 31, 2007, was as follows:

	Options Outstanding		Options Exercisable
		Weighted Average Remaining		Average
	Number	Contractual	Number	Exercise
Prices	of Shares	Life (Years)	of Shares	Price
$0.85	39,250	2.69	39,250	$0.85
$1.75 to $8.46	831,647	4.41	714,980	7.57
$10.01 to $12.63	675,343	4.43	525,656	10.47
$13.00 to $18.44	397,057	4.49	219,599	15.61
$26.98 to $32.75	325,157	6.29	55,470	29.19
$35.75 to $47.47	351,415	5.93	49,478	35.98
	2,619,869	4.84	1,604,433	$11.08

NOTE 4 - INCOME TAXES

The change in the Company’s effective tax rate in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was due primarily to the tax effects of incentive stock option grants and disqualifying dispositions of incentive stock options.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN No. 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company did not recognize a change in the liability for unrecognized tax benefits.

There are no unrecognized tax benefits as of January 1, 2007 and there have been no material changes in unrecognized tax benefits through March 31, 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction, various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2003.

There are no accruals for the payment of interest and penalties at January 1, 2007. The Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operation and should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report.  The MD&A is divided into subsections entitled "Business Overview," "Critical Accounting Estimates," "Significant Developments," "Results of Operations and Critical Accounting Policies," "Liquidity and Capital Resources," and "Off-Balance Sheet Arrangements."

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the “Introductory Note” and Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and as updated in the Company’s subsequent quarterly reports filed on Form 10-Q, and Part II Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this Quarterly Report.

However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Quarterly Report. We do not undertake to update any forward-looking statement, except as required by law.

Business Overview

Bankrate, Inc. and subsidiaries (the "Company,” “Bankrate,” “we,” “us,” or “our”) own and operate an Internet-based consumer banking marketplace. Our flagship site, Bankrate.com, is one of the web's leading aggregators of information on more than 300 financial products and fees, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of online distribution partners and national, regional and local publications. Through our online network (“Online Network”) which includes Bankrate.com, Interest.com, Mortgage-calc.com and bankrateselect.com, as well as co-branded web sites hosted by our network of online distribution partners, we provide the tools and information that can help consumers make better financial decisions.

We also produce traditional print publications, including the Mortgage Guide and the Deposit Guide, as well as three newsletters. We also syndicate our original editorial content.

We believe we have a high quality, in-market audience that is valuable to our advertisers. Bankrate.com is one of the top sites for financial information and advice according to comScore Media Metrix. We sell graphic advertisements and hyperlinks on our Online Network,  publish rates and sell advertisements in metropolitan newspapers, and we license our rates and editorial content.

We regularly survey approximately 4,800 financial institutions in more than 575 markets in all 50 states in order to provide the most current objective, unbiased information. Hundreds of print and online partner publications depend on us as the trusted source for financial rates and information.

We believe that the recognition of our research as a leading source of independent, objective information on financial products is essential to our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are seeking to build greater brand awareness of our Online Network and to reach a greater number of online users. Bankrate.com had approximately 53 million unique visitors for the year ended December 31, 2006, and 16 million for the quarter ended March 31, 2007, according to Omniture, a web analytics tool.

We believe our potential market is enormous and is still in the early growth stages of consumer awareness of the Internet as a personal finance tool. Financial institutions are still in the early stages of adopting the Internet for advertising products and customer acquisition. Their online advertising spending is still a very small percentage of their overall advertising budgets.

We market to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country. The key drivers to our business are advertiser demand and consumer traffic to our Online Network of personal finance web sites. Our consumer traffic has continued to grow with 487.4 million page views in 2006 compared to 430.2 in 2005, and 143.2 in the first quarter of 2007, compared to 124.2 in the first quarter of 2006. In addition, our advertiser demand has continued to increase in 2006 and the first quarter of 2007 both from increases in the demand from existing advertisers as well as new advertisers launching advertising campaigns on our Online Network.

Our gross margin averaged 75% from 2002 to 2005. Our gross margin decreased for the year ended December 31, 2006 to 69%, due to the inclusion of the results of FastFind, MMIS and Interest.com, which we acquired in the fourth quarter of 2005. The newspaper rate table business has typically generated margins in the 11% to 16% range and we expect margins for this business to remain near the lower end of that range for fiscal 2007.  As online publishing revenue grows as a percentage of total revenue, we expect our overall gross margin to expand as well. This expectation was realized in the first quarter of 2007 as online revenue represented 86% of total revenue and 98% of gross margin dollars, compared to 80% of total revenue and 97% of gross margin dollars for the year ended December 31, 2006. As a result our gross margin increased to 73% for the three months ended March 31, 2007.

We have steadily reduced operating expenses as a percentage of total revenue from 58% in 2002 to 39% in the quarter ended March 31, 2007. Operating expenses in the three months ended September 30, 2006 includes a legal settlement charge and related fees of $3,675,000. Our cash and short-term investments have increased approximately $117.2 million since December 31, 2005 after closing a public offering of our common stock with net proceeds of approximately $92.4 million in May 2006.

Operating Expenses as a Percentage of Total Revenue

($ in 000's)
	Q1 07	2006	2005	2004	2003	2002
Total revenue	$22,228	$79,650	$49,049	$39,204	$36,621	$26,571
Operating expenses	8,567	40,749	21,993	21,130	19,301	15,334

Operating expenses as a percentage
of total revenue	39%	51%	45%	54%	53%	58%

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable, stock-based compensation and legal contingencies have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Below we discuss the critical accounting estimates associated with these policies. For further information on our critical accounting policies, see the discussion in the section titled “Results of Operations and Critical Accounting Policies” below, and Note 2 in Notes to Consolidated Financial Statements in our 2006 Form 10-K.

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

Effective January 1, 2007, we adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. This estimate is inherently subjective because our estimates may be revised as more information becomes available. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the three months ended March 31, 2007 and 2006, we charged approximately $342,000 and $325,000, respectively, to bad debt expense, and wrote off approximately $48,000 and $219,000, respectively, of accounts deemed uncollectible.

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

Stock-based compensation expense recognized in our condensed consolidated statements of income for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
Income Statement Classifications	2007	2006
Cost of revenue:
Online publishing	$369,142	$208,496
Print publishing and licensing	41,583	10,131
Other expenses:
Sales	60,204	156,885
Marketing	82,685	-
Product development	114,042	113,532
General and administrative	1,013,067	1,288,579
Total	$1,680,723	$1,777,623

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

Results of Operations and Critical Accounting Policies

The following is our analysis of the results of operations for the periods covered by our financial statements that we believe are critical to an understanding of our business performance and to making the estimates and judgments underlying our financial statements, including a discussion of the accounting policies and practices (revenue recognition, allowance for doubtful accounts, share-based compensation, and income taxes) that we believe are critical to an understanding of our results of operations and to making estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our interim condensed consolidated financial statements, including the related notes. See “Results of Operations and Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2006 Form 10-K for additional information concerning the revenue and expense components of our online and print publishing operations.

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Total Revenue

	Q1 07	Q4 06	Q3 06	Q2 06	Q1 06
Online publishing	$19,052,024	$17,112,733	$15,777,141	$15,464,987	$15,615,999
Print publishing and licensing	3,175,906	3,596,022	3,709,277	4,201,383	4,172,433
	$22,227,930	$20,708,755	$19,486,418	$19,666,370	$19,788,432

Revenue

Online Publishing Revenue

We sell graphic advertisements on our Online Network consisting of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the cost-per-thousand impressions (“CPM”) the advertiser receives. The amount of advertising we sell is a function of (1) the number of visitors to our Online Network, (2) the number of ad pages we serve to those visitors, (3) the number of advertisements per page, and (4) advertiser demand. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions delivered at the contractual price or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned income on the balance sheet and is recognized later when the under-delivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. Additionally, we generate revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to our Online Network transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser, subject to our verification. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We also sell hyperlinks (interest rate table listings) on various third-party Internet sites on a cost-per-click (“CPC”) basis. Advertisers pay us each time a visitor to our Online Network clicks on a rate table listing. Prior to October 1, 2005, advertisers paid a flat monthly fee for a hyperlink on our rate tables. We also sell text links on our rate pages to advertisers on a CPC basis. Advertisers enter an auction bidding process on a third-party web site for placement of their text link based on the amount they are willing to pay for each click though to their web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process.

Quarterly Online Publishing Revenue

	Q1 07	Q4 06	Q3 06	Q2 06	Q1 06
Graphic ads	$10,472,180	$9,695,738	$9,184,412	$9,216,914	$9,159,104
Hyperlinks	8,579,844	7,416,995	6,592,729	6,248,073	6,456,895
	$19,052,024	$17,112,733	$15,777,141	$15,464,987	$15,615,999

Online publishing revenue of $19,052,000 for the three months ended March 31, 2007 was approximately $3,436,000, or 22%, higher than the $15,616,000 reported for the same period in 2006. This increase was due to a $1,313,000, or 14%, increase in graphic ad sales, and a $2,123,000, or 33%, increase in hyperlink sales.

Page views for the quarter ended March 31, 2007 were 143.2 million and were 19.0 million, or 15%, higher than the 124.2 million reported in the same period in 2006.

The 14% increase in graphic ad revenue during the quarter ended March 31, 2007 was driven by an increase in advertiser demand partially offset by a decrease in revenue generated by our FastFind/Bankrate Select lead generation business. Graphic ad revenue increased by 32% excluding the effect of the decrease in lead aggregation revenue. We expect Bankrate Select, our new lead aggregation platform launched at the end of the first quarter of 2007, to begin making more significant revenue contribution in the third and fourth quarters of 2007.

The increase in hyperlink sales of 33% for the quarter ended March 31, 2007 compared to the same period in 2006 was driven by an increase in revenue per click as well as an increase in the total amount of clicks processed.

A majority of our advertising customers purchase advertising under short-term contracts. Customers have the ability to stop, and on occasion have stopped, advertising on relatively short notice. Online publishing revenue would be adversely impacted if we experienced contract terminations, or if we were not able to renew contracts with existing customers or obtain new customers. The market for Internet advertising is intensely competitive and has, in the past, experienced significant downturns in demand that could adversely impact advertising rates. Future revenue could be adversely affected if we were forced to reduce our advertising rates or if we were to experience lower CPMs. To date, however, our CPM’s have continually increased.

In terms of page views, we believe our online publishing segment is not generally susceptible to seasonality other than a possible decline in the fourth quarter due to the holiday season.

Page Views
(Millions)

	2007	2006	2005	2004	2003	2002
Q1	143.2	124.2	111.0	117.2	106.7	58.4
Q2	-	116.0	113.8	92.6	121.8	48.0
Q3	-	126.6	107.8	92.0	100.3	82.1
Q4	-	120.6	97.6	91.3	75.8	79.3

Year	-	487.4	430.2	393.1	404.6	267.8

Print Publishing and Licensing Revenue

Print publishing and licensing revenue represents advertising revenue from the sale of advertising in the Mortgage and Deposit Guide (formerly called Consumer Mortgage Guide ) rate tables, newsletter subscriptions, and licensing of research information. We charge a commission for placement of the Mortgage and Deposit Guide in a print publication. Advertising revenue and commission income is recognized when the Mortgage and Deposit Guide runs in the publication. Revenue from our newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period.

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

Quarterly Print Publishing and Licensing Revenue

	Q1 07	Q4 06	Q3 06	Q2 06	Q1 06
Mortgage Guide	$2,864,276	$3,437,935	$3,336,562	$4,011,368	$3,927,385
Editorial	311,630	158,087	372,715	190,015	245,048
	$3,175,906	$3,596,022	$3,709,277	$4,201,383	$4,172,433

Print publishing and licensing revenue for the quarter ended March 31, 2007 was down $997,000, or 24%, compared to the same period in 2006, primarily due to a $1,100,000, or 27%, decline in Mortgage and Deposit Guide revenue as advertising units were approximately 19% lower in 2007 compared to 2006. Editorial sales were up 27%, due to the sale of an editorial free-standing insert (“FSI”) in USA Today. An FSI is a preprinted advertising booklet that is loosely inserted between the pages of a newspaper or magazine. In our case, we develop FSIs with our editorial content, and then sell the sponsorship of the FSI to one or more advertisers.

Cost of Revenue

Online Publishing Costs

Online publishing costs represent expenses directly associated with the creation of online publishing revenue. These costs include contractual revenue sharing obligations resulting from our distribution arrangements (distribution payments), salaries, editorial costs, market analysis and research costs, share-based compensation expense and allocated overhead, and exclude depreciation and amortization. Distribution payments are made to web site operators for visitors directed to our online network; these costs increase proportionately with gains in related revenue to our Online Network. Editorial costs relate to writers and editors who create original content for our online publications and associates who build web pages; these costs have increased as we have added online publications and co-branded versions of Bankrate.com under distribution arrangements. These sites must be maintained on a daily basis. Research costs include expenses related to gathering data on banking and credit products and consist primarily of compensation and benefits and allocated overhead.

Online Publishing Gross Margin

	Q1 07	Q4 06	Q3 06	Q2 06	Q1 06
Online publishing revenue	$19,052,024	$17,112,733	$15,777,141	$15,464,987	$15,615,999
Cost of online publishing revenue	3,142,027	2,745,029	2,648,944	2,806,868	2,900,584
Gross margin	$15,909,997	$14,367,704	$13,128,197	$12,658,119	$12,715,415
Gross margin as a percentage of revenue	84%	84%	83%	82%	81%

Online publishing costs for the three months ended March 31, 2007 were $241,000, or 8%, higher than in the same period in 2006. This increase was due primarily to higher revenue sharing payments of $57,000 due to higher associated revenue, and $161,000 higher share-based compensation expense. Our gross margin for the three months ended March 31, 2007 was 84% compared to 82% for the same period in 2006. Online publishing revenue was 86% of total revenue and represented 98% of gross margin dollars during the quarter ended March 31, 2007. As online publishing revenue grows as a percentage of total revenue, we expect overall gross margin expansion as well.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Mortgage and Deposit Guide, compensation and benefits, printing and allocated overhead, and exclude depreciation and amortization. These costs typically vary proportionately with the related revenues.

Print Publishing and Licensing Gross Margin

	Q1 07	Q4 06	Q3 06	Q2 06	Q1 06
Print publishing & licensing revenue	$3,175,906	$3,596,022	$3,709,277	$4,201,383	$4,172,433
Cost of print publishing & licensing revenue	2,827,667	3,171,945	3,358,281	3,773,258	3,542,110
Gross margin	$348,239	$424,077	$350,996	$428,125	$630,323
Gross margin as a percentage of revenue	11%	12%	9%	10%	15%

Print publishing and licensing costs for the quarter ended March 31, 2007 of $2,828,000 decreased by approximately $714,000, or 20%, from the comparable amount reported in the first quarter of 2006 due to a decline in revenue sharing payments in line with the decrease in revenue. The gross margin was down 1% sequentially from the fourth quarter of 2006 due to higher share-based compensation expense and the costs associated with the first quarter 2007 FSI described above.

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead.

Sales costs for the three months ended March 31, 2007 were $1,287,000, and were approximately $198,000, or 18%, higher than the comparable amount reported in the first quarter of 2006. The increase is due primarily to higher human resource costs from additional hires, higher commissions, and higher training and travel expenses, offset by lower share-based compensation expense.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs.

Marketing costs for the three months ended March 31, 2007 were $1,455,000 and were $604,000, or 71%, higher than the comparable amount reported in the same period in 2006. We spent approximately $329,000 more to drive traffic to our Online Network in the first quarter of 2007 compared to the same period in 2006. We also hired an executive in the fourth quarter of 2006 to focus on our consumer marketing needs and purchased software to more efficiently manage the key word campaigns. Share-based compensation expense was also $83,000 higher in first quarter of 2007 compared to the same period in 2006.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development, and other technology costs. Product development costs for the three months ended March 31, 2007 were $72,000, or 7%, lower than the comparable amount reported in the first quarter of 2006 due primarily to lower infrastructure costs offset by higher human resource and contract labor costs supporting the growth in our business.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. In the first quarter of 2007, these costs were $1,310,000, or 24% lower than the comparable amount reported in the first quarter of 2006 due primarily to a decline in legal and accounting fees of $729,000; lower human resource and consulting costs of $245,000; lower share-based compensation expense of $276,000; and net lower other infrastructure costs of approximately $61,000.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2007 was $87,000, or 16%, higher than the amount reported in the same period in 2006 due to the additions to furniture, fixtures and equipment over the last four quarters.

Interest Income

Interest income consists of income generated from invested cash and short-term investments. Interest income for the three months ended March 31, 2007 was higher than the amounts reported in the same period in 2006 due to the $92.4 million net proceeds received in May 2006 from our secondary offering, and our cash generated from operations.

Income Taxes

The change in our effective tax rate in the three months ended March 31, 2007 compared to the same period in 2006 was primarily due primarily to the tax effects of incentive stock option grants and disqualifying dispositions of incentive stock options.

Liquidity and Capital Resources

	March 31,	December 31,
	2007	2006	Change
Cash and short-term investments	$120,675,448	$109,925,360	$10,750,088
Working capital	130,549,270	122,156,776	8,392,494
Stockholders' equity	177,998,148	170,154,519	7,843,629

Our principal ongoing source of operating liquidity is the cash generated by our product revenue.  In addition, we remain highly liquid due to our secondary offering in May 2006 whereby we completed the sale of 2,697,776 shares of our common stock, of which 2,005,991 shares were sold by us and 691,785 shares were sold by certain of our existing stockholders, at a price of $48.25 per share resulting in net proceeds to us of approximately $92.4 million.

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

As of March 31, 2007, we had working capital of approximately $130,549,000, and our primary commitments were approximately $9,579,000 in operating lease payments over the next ten years, and capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $8,725,000 through March 31, 2008. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of March 31, 2007.

	Total	Payments Due Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations (1)	9,578,963	1,153,100	1,985,071	1,929,826	4,510,966
Purchase obligations (2)	496,900	466,047	30,853	-	-
Other long-term obligations	-	-	-	-	-
	$10,075,863	$1,619,147	$2,015,924	$1,929,826	$4,510,966

(1) Includes our obligations under existing operating leases.

(2) Represents base contract amounts for Internet hosting, co-location, content distribution and other infrastructure costs.

During the three months ended March 31, 2007, we generated $10,135,000 of net cash from operating activities. Our net income of $5,373,000 was adjusted for the impact of share-based compensation expense of $1,681,000; depreciation and amortization of $645,000; bad debt expense of $342,000; and a net positive change in the components of operating assets and liabilities of $2,094,000. Of this positive change in operating assets and liabilities, $2,021,000 resulted from an increase in accrued expenses; $297,000 resulted from a decrease in prepaid expenses and other current assets; $75,000 resulted from an increase in accounts payable; and $370,000 resulted from a decrease in deferred revenue.  The increase in accrued expenses was due primarily to an increase in income taxes payable of approximately $3,000,000.

Cash flows from investing activities include $15,700,000 in purchases of short-term investments (see Note 1 of Notes to Condensed Consolidated Financial Statements), and $176,000 in purchases of furniture, fixtures and equipment.

Cash flows from financing activities include the proceeds from the exercise of director and employee stock options.

Our existing cash and short-term investments may decline in the event of weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Also, while we currently have no committed lines of credit, we believe that our banking relationships and good credit should afford us the opportunity to raise sufficient debt in the banking or public markets, if required.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash and short-term investments in short-term and overnight investments, and Triple A rated investment grade auction rate securities, which are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2007, the Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company's management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were effective.

Management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

The Company's management, including its Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There has been no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2007, nor subsequent to the date of their evaluation, that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are party to lawsuits arising out of the normal course of business. In management’s opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated financial position, results of operations or our cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2006 Form 10-K, as updated in our subsequent quarterly reports. There have been no material changes in our risk factors from those disclosed in our 2006 Form 10-K.

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

Bankrate, Inc.

Dated: May 10, 2007	By:	/s/ EDWARD J. DIMARIA
Edward J. DiMaria Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)