Form 10-Q
period 2007-06-30
BANKRATE INC
filed 2007-08-09
CIK 1080866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of outstanding shares of the issuer’s common stock as of July 31, 2007 was as follows: 18,406,781 shares of Common Stock, $.01 par value.

Bankrate, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007

Introductory Note

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”): (a) “Introductory Note” in Part I, Item 1., “Business”; (b) “Risk Factors” in Part I, Item 1A., “Business,” and (c) “Introduction” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as:

▪	the willingness of our advertisers to advertise on our web sites;
▪	interest rate volatility;
▪	our ability to establish and maintain distribution arrangements;
▪	our ability to integrate the business and operations of companies that we have acquired, and those we may acquire in the future;
▪	our ability to realize expected benefits, including synergies, of companies that we have acquired, and those that we may acquire in the future;
▪	our ability to maintain the confidence of our advertisers by detecting click-through fraud and unscrupulous advertisers;
▪	the effect of unexpected liabilities we assume from our acquisitions;
▪	the impact of lawsuits to which we are a party;
▪	the willingness of consumers to accept the Internet as a medium for obtaining financial product information;
▪	the ability of consumers to access our online network through non-PC devices;
▪	increased competition and its effect on our web site traffic, advertising rates, margins, and market share;
▪	our ability to manage traffic on our web sites and service interruptions;
▪	our ability to protect our intellectual property;
▪	the effects of facing liability for content on our web sites;
▪	the concentration of ownership of our common stock;
▪	the fluctuations of our results of operations from period to period;
▪	the accuracy of our financial statement estimates and assumptions;
▪	our ability to adapt to technological changes;
▪	the impact of legislative or regulatory changes affecting our business;
▪	changes in consumer spending and saving habits;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the effect of provisions in our Articles of Incorporation, Bylaws and certain laws on change-in-control transactions;
▪	effect of changes in the stock market and other capital markets;
▪	the strength of the United States economy in general;
▪	changes in monetary and fiscal policies of the United States Government;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

Other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Quarterly Report. We do not undertake to update any forward-looking statement, except as required by law.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Bankrate, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets

Cash and cash equivalents	$134,729,660	$13,125,360
Short-term investments	-	96,800,000
Accounts receivable, net of allowance for doubtful accounts of approximately $2,587,000 at June 30, 2007 and $2,155,000 at December 31, 2006	13,667,647	15,801,403
Deferred income taxes, current portion	1,703,747	1,703,747
Prepaid expenses and other current assets	900,822	1,032,423
Total current assets	151,001,876	128,462,933

Furniture, fixtures and equipment, net of accumulated depreciation and amortization of approximately $3,706,000 at June 30, 2007 and $3,826,000 at December 31, 2006	1,644,793	1,703,680
Deferred income taxes	1,262,279	1,262,279
Intangible assets, net of accumulated amortization of approximately $3,212,000 at June 30, 2007 and $2,355,000 at December 31, 2006	13,594,502	14,441,162
Goodwill	30,039,425	30,039,425
Other assets	644,734	774,117

Total assets	$198,187,609	$176,683,596

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$144,596	$312,489
Accrued expenses	8,947,530	5,237,222
Deferred revenue	255,950	729,019
Other current liabilities	53,110	27,427
Total current liabilities	9,401,186	6,306,157

Other liabilities	253,647	222,920

Total liabilities	9,654,833	6,529,077

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized and undesignated	-	-
Common stock, par value $.01 per share-- 100,000,000 shares authorized; 18,385,755 and 18,224,620 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	183,858	182,246
Additional paid in capital	186,034,198	178,255,314
Retained earnings (deficit)	2,314,720	(8,283,041)
Total stockholders' equity	188,532,776	170,154,519

Total liabilities and stockholders' equity	$198,187,609	$176,683,596

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Online publishing	$20,239,876	$15,464,987	$39,291,900	$31,080,986
Print publishing and licensing	3,039,296	4,201,383	6,215,202	8,373,816
Total revenue	23,279,172	19,666,370	45,507,102	39,454,802
Cost of revenue:
Online publishing	3,048,958	2,806,868	6,190,985	5,707,452
Print publishing and licensing	2,713,430	3,773,258	5,541,097	7,315,368
Total cost of revenue	5,762,388	6,580,126	11,732,082	13,022,820

Gross margin	17,516,784	13,086,244	33,775,020	26,431,982

Operating expenses:
Sales	1,640,024	1,247,916	2,926,797	2,336,191
Marketing	2,121,387	1,188,918	3,576,611	2,040,261
Product development	1,157,774	805,193	2,110,655	1,829,696
General and administrative	4,877,320	5,896,743	9,104,803	11,434,567
Depreciation and amortization	649,071	564,653	1,293,786	1,122,415
	10,445,576	9,703,423	19,012,652	18,763,130
Income from operations	7,071,208	3,382,821	14,762,368	7,668,852

Interest income	1,675,488	624,975	3,137,658	645,305

Income before income taxes	8,746,696	4,007,796	17,900,026	8,314,157
Income tax expense	3,521,607	1,481,815	7,302,265	3,446,349
Net income	$5,225,089	$2,525,981	$10,597,761	$4,867,808

Basic and diluted net income per share:
Basic	$0.29	$0.15	$0.58	$0.29
Diluted	$0.28	$0.14	$0.56	$0.28

Shares used in computing basic net income per share	18,325,404	17,138,053	18,288,323	16,509,989
Shares used in computing diluted net income per share	18,959,646	17,876,380	18,832,388	17,183,295

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$10,597,761	$4,867,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,293,786	1,122,415
Provision for doubtful accounts receivable	499,450	666,000
Share-based compensation	4,213,246	4,962,495
Excess tax benefits from share-based compensation	(961,182)	(2,285,497)
Deferred income taxes	-	340,844
Loss on disposal of assets	12,349	-
Changes in operating assets and liabilities, net of effects from business acquisitions:
Decrease (increase) in accounts receivable	1,634,306	(5,382,100)
Decrease (increase) in prepaid expenses and other assets	261,090	(141,007)
Decrease in accounts payable	(167,893)	(614,094)
Increase in accrued expenses	4,671,490	852,050
Increase (decrease) in other liabilities	56,410	(709,967)
(Decrease) increase in deferred revenue	(473,069)	826,188
Net cash provided by operating activities	21,637,744	4,505,135
Cash flows from investing activities:
Purchases of short-term investments	(31,200,000)	-
Sales of short-term investments	128,000,000	-
Purchases of furniture, fixtures and equipment	(400,588)	(877,060)
Cash used in business acquisitions, net of cash acquired	-	(149,140)
Proceeds from sale of assets	-	67,500
Restricted cash	(106)	(293,576)
Net cash provided by (used in) investing activities	96,399,306	(1,252,276)
Cash flows from financing activities:
Offering costs and proceeds from the sale of common stock in May 2006	(80,586)	90,693,760
Proceeds from the exercise of stock options	2,686,654	2,647,811
Excess tax benefit-stock options	961,182	2,285,497
Net cash provided by financing activities	3,567,250	95,627,068
Net increase in cash	121,604,300	98,879,927
Cash, beginning of period	13,125,360	3,479,609
Cash, end of period	$134,729,660	$102,359,536

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$1,772,689	$437,993

See accompanying notes to condensed consolidated financial statements.

BANKRATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Bankrate, Inc. and subsidiaries (the “Company”) own and operate an Internet-based consumer banking and personal finance network. The Company’s flagship site, Bankrate.com is one of the web’s leading aggregators of information on more than 300 financial products and fees, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company is organized under the laws of the state of Florida.

Acquisitions

On November 30, 2005, the Company completed the acquisition of Wescoco LLC, a Delaware limited liability company d/b/a “FastFind” (“FastFind”) for $10 million in cash, plus a net working capital adjustment of $149,000 in the quarter ended June 30, 2006, in accordance with the Agreement and Plan of Merger dated November 20, 2005.

On December 1, 2005, the Company completed the acquisition of Mortgage Market Information Services, Inc., an Illinois corporation (“MMIS”), and Interest.com, Inc., an Illinois corporation (“Interest.com”) for $30 million in cash.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its wholly-owned subsidiaries, FastFind, MMIS and Interest.com, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary to provide fair statement of the results of the Company for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 (“fiscal 2007”).

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2006 Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company believes that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable, share-based compensation and legal contingencies have the greatest potential impact on its financial statements, so it considers these to be its critical accounting policies. Actual results could differ from those estimates.

Basic and Diluted Earnings Per Share

The Company computes basic earnings per share by dividing net income for the period by the weighted average number of shares outstanding for the period, excluding outstanding stock options and restricted stock awards. Diluted earnings per share includes the effect of common stock equivalents, consisting of outstanding stock options, unrecognized compensation expense on outstanding stock options and restricted stock awards, and tax benefits in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment , to the extent the effect is not anti-dilutive, using the treasury stock method.

The weighted average number of common shares outstanding used in computing diluted earnings per share for the three and six months ended June 30, 2007 and 2006 includes 634,242 and 544,065 shares, and 738,327 and 673,306, respectively, resulting from the dilutive effect of outstanding stock options and restricted stock awards. For the three and six months ended June 30, 2007, 154,000 shares attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. For the three and six months ended June 30, 2006, 4,000 and 154,000 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Reclassification of Short-Term Investments

The Company’s short-term investments at December 31, 2006 consist primarily of Triple A rated investment grade auction rate municipal, corporate, governmental and educational notes and bonds. The securities underlying the Company’s investments have maturities that range from 16 to 40 years.  The Company’s investments are classified as short-term investments since the securities are held for auction at pre-determined short term intervals, generally ranging from 7 to 35 days, whereby the interest rates are reset to current interest rates through a market based auction process. At the end of such period, the Company typically rolls over its holdings into new or reset auction rate securities or redeems the investments for cash.  All of these short-term investments were classified as available-for-sale and reported at fair value.  Due to the frequency and short-term market based auction process associated with the reset feature, the investments’ trade at par which approximates fair value; therefore, there are no realized or unrealized gains or losses associated with these investments.

As of December 31, 2006, the Company’s cash and cash equivalents included $96,800,000 of investment grade auction rate securities. These securities were reclassified as short-term investments in the accompanying condensed consolidated balance sheet as of December 31, 2006, and the statement of cash flows for the six months ended June 30, 2006, to conform with the current period presentation.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. The Company looks at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of the Company’s customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses.   During the three months ended June 30, 2007 and 2006, the Company charged approximately $157,000 and $341,000, respectively, to bad debt expense, and wrote off (recovered) approximately $20,000 and ($46,000), respectively, of accounts deemed uncollectible.

During the six months ended June 30, 2007 and 2006, the Company charged approximately $499,000 and $666,000, respectively, to bad debt expense, and wrote off approximately $68,000 and $173,000, respectively, of accounts deemed uncollectible.

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

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets .

Goodwill was adjusted in the three months ended September 30, 2006, for approximately $190,000 related to accounts receivable and $78,000 related to deferred revenue.

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

Stockholders’ Equity

The activity in stockholders’ equity for the six months ended June 30, 2007 is shown below.

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2006	18,224,620	$182,246	$178,255,314	$(8,283,041)	$170,154,519
Stock options exercised	45,657	457	789,777	-	790,234
Share-based compensation	-	-	1,680,723	-	1,680,723
Net income for the period	-	-	-	5,372,672	5,372,672
Balances, March 31, 2007	18,270,277	$182,703	180,725,814	(2,910,369)	177,998,148
Stock options exercised	115,478	1,155	1,895,265	-	1,896,420
Offering costs associated with sale of common stock in May 2006	-	-	(80,586)	-	(80,586)
Share-based compensation	-	-	2,532,523	-	2,532,523
Excess tax benefit-stock options	-	-	961,182	-	961,182
Net income for the period	-	-	-	5,225,089	5,225,089
Balances, June 30, 2007	18,385,755	$183,858	$186,034,198	$2,314,720	$188,532,776

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

Comprehensive Income

Comprehensive income is the same as net income for the three and six months ended June 30, 2007 and 2006.

Recent Accounting Pronouncements

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

NOTE 2 - SEGMENT INFORMATION

The Company currently operates in two reportable business segments: online publishing and print publishing and licensing. The online publishing segment is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with the Company’s web sites, Bankrate.com, Interest.com, Bankrate Select and Mortgage-calc.com, and its network of online distribution partners. The print publishing and licensing segment is primarily engaged in the sale of advertising in the Mortgage Guide and Deposit Guide rate tables, newsletter subscriptions, and licensing of research information. The acquired operations of FastFind, Interest.com, and Mortgage-calc.com are included in the online publishing segment. The acquired operations of Mortgage Market Information Services, Inc. are included in the print publishing and licensing segment. The Company evaluates the performance of its operating segments based on segment revenue, margins and other financial metrics .

No single customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2007 and 2006. No material revenues were generated outside of the United States.

Summarized segment information as of, and for, the three and six months ended June 30, 2007 and 2006 is presented below.

		Print
	Online	Publishing
Three Months Ended June 30, 2007	Publishing	and Licensing	Other	Total
Revenue	$20,239,876	$3,039,296	$-	$23,279,172
Cost of revenue	3,048,958	2,713,430	-	5,762,388
Gross margin	17,190,918	325,866	-	17,516,784
Sales	1,454,907	185,117	-	1,640,024
Marketing	2,121,387	-	-	2,121,387
Product development	1,025,641	132,133	-	1,157,774
General and administrative expenses	4,216,874	660,446	-	4,877,320
Depreciation and amortization	594,964	54,107		649,071
Interest income	-	-	1,675,488	1,675,488
Provision for income taxes	-	-	(3,521,607)	(3,521,607)
Segment profit (loss)	$7,777,145	$(705,937)	$(1,846,119)	$5,225,089
Goodwill	$26,129,688	$3,909,737	$-	$30,039,425
Total assets	$51,998,763	$6,947,605	$139,241,241	$198,187,609

		Print
	Online	Publishing
Three Months Ended June 30, 2006	Publishing	and Licensing	Other	Total
Revenue	$15,464,987	$4,201,383	$-	$19,666,370
Cost of revenue	2,806,868	3,773,258	-	6,580,126
Gross margin	12,658,119	428,125	-	13,086,244
Sales	1,247,916	-	-	1,247,916
Marketing	1,188,918	-	-	1,188,918
Product development	633,177	172,016	-	805,193
General and administrative expenses	4,650,217	1,246,526	-	5,896,743
Depreciation and amortization	491,533	73,120	-	564,653
Other income, net	-	-	624,975	624,975
Provision for income taxes	-	-	(1,481,815)	(1,481,815)
Segment profit (loss)	$4,446,358	$(1,063,537)	$(856,840)	$2,525,981
Goodwill	$26,088,711	$3,941,522	$-	$30,030,233
Total assets	$47,507,665	$8,636,965	$109,934,644	$166,079,274

		Print
	Online	Publishing
Six Months Ended June 30, 2007	Publishing	and Licensing	Other	Total
Revenue	$39,291,900	$6,215,202	$-	$45,507,102
Cost of revenue	6,190,985	5,541,097	-	11,732,082
Gross margin	33,100,915	674,105	-	33,775,020
Sales	2,741,680	185,117	-	2,926,797
Marketing	3,576,611	-	-	3,576,611
Product development	1,854,256	256,399	-	2,110,655
General and administrative expenses	7,731,685	1,373,118	-	9,104,803
Depreciation and amortization	1,185,572	108,214		1,293,786
Interest income	-	-	3,137,658	3,137,658
Provision for income taxes	-	-	(7,302,265)	(7,302,265)
Segment profit (loss)	$16,011,111	$(1,248,743)	$(4,164,607)	$10,597,761
Goodwill	$26,129,688	$3,909,737	$-	$30,039,425
Total assets	$51,998,763	$6,947,605	$139,241,241	$198,187,609

		Print
	Online	Publishing
Six Months Ended June 30, 2006	Publishing	and Licensing	Other	Total
Revenue	$31,080,986	$8,373,816	$-	$39,454,802
Cost of revenue	5,707,452	7,315,368	-	13,022,820
Gross margin	25,373,534	1,058,448	-	26,431,982
Sales	2,336,191	-	-	2,336,191
Marketing	2,040,261	-	-	2,040,261
Product development	1,441,365	388,331	-	1,829,696
General and administrative	9,187,129	2,247,438	-	11,434,567
Depreciation and amortization	961,452	160,963	-	1,122,415
Other income	-	-	645,305	645,305
Provision for income taxes	-	-	(3,446,349)	(3,446,349)
Segment profit (loss)	$9,407,136	$(1,738,284)	$(2,801,044)	$4,867,808
Goodwill	$26,088,711	$3,941,522	$-	$30,030,233
Total assets	$47,507,665	$8,636,965	$109,934,644	$166,079,274

NOTE 3 - SHARE-BASED COMPENSATION

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of incentive and non-qualified stock options and restricted stock. During the first quarter of 2007, the Company granted stock options from the 1999 Equity Compensation Plan, as amended, contingent on stockholder approval of the Board of Director’s recommendation to increase the number of shares authorized to be issued pursuant to such plan. On June 20, 2007, the stockholders of the Company approved several amendments to the 1999 Equity Compensation Plan, as previously amended and restated through March 15, 2007, to be adopted in the form of a new amended and restated plan document, the Bankrate, Inc. Second Amended and Restated 1999 Equity Compensation Plan (the “Plan”), making the Plan effective as of June 20, 2007. The amendments increased the number of shares reserved for issuance under the Plan from 3,500,000 to 4,500,000. Subject to the terms of the Plan, the Compensation Committee of the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the Plan is to advance the interests of the Company by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of the Company’s stockholders. The Plan is intended to accomplish these goals by enabling the Company to grant awards in the form of stock options, stock appreciation rights, restricted or unrestricted stock, restricted or unrestricted stock units, performance awards, any other awards that are convertible into or otherwise based on the Company’s common stock, or cash awards.

Restricted Stock

In April 2007, the Company awarded 200,000 shares of restricted common stock to certain executive officers. The awards have an eight-year term and only vest if, at any point during the term of the award, the closing price of the Company’s stock is at or above the following specific thresholds for ninety consecutive days; $44.00 - 25% of award shares vest; $50.00 - 33% of award shares vest; $56.00 - remaining 42% of award shares vest. Once the specific threshold has been satisfied, the applicable percentage of award shares vest as follows; one-third upon satisfying the incremental threshold; one-third on the first anniversary of satisfying the incremental threshold; and the remaining one-third on the second anniversary of satisfying the incremental threshold. The awards also vest on a change in control provided certain conditions are met. The Company values the awards using a Monte Carlo simulation model that uses the following assumptions: volatility factor - 61.8% based on a weighted average of historical stock price volatility and implied volatility in market traded options; risk-free interest rate - 4.73% on U.S. Treasury constant maturity issues having remaining terms similar to the expected term of the awards; and the dividend yield is 0%. The weighted average grant date fair value was $35.59 and the weighted average expected time to vest was 2.37 years. Share-based compensation expense for the three and six months ended June 30, 2007 included approximately $616,000 related to the awards. No award shares were vested as of June 30, 2007.

Share-Based Compensation

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

The Company estimated the expected term of outstanding stock options by taking the average of the vesting term and the contractual term of the option, as illustrated in the Staff Accounting Bulletin (“SAB”) 107. The Company estimated the volatility of its common stock by using a weighted average of historical stock price volatility and implied volatility in market traded options in accordance with SAB 107. The decision to use a weighted average volatility factor was based upon the relatively short period of availability of data on actively traded options on its common stock, and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The Company based the risk-free interest rate that it uses in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

If factors change and the Company employs different assumptions for estimating share-based compensation expense in future periods or if it decides to use a different valuation model, the future periods may differ significantly from what it has recorded in the current period and could materially affect its operating income, net income and net income per share.

The following table provides the fair value of the stock options granted during the three and six-month periods ended June 30, 2007 and 2006 using the Black-Scholes option pricing model together with a description of the assumptions used to calculate the fair value. Options exercisable into 417,500 shares were granted during the three and six months ended June 30, 2007, and options exercisable into 174,000 shares and 467,000 shares were granted during the three and six months ended June 30, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average fair value	$27.98	$26.09	$27.98	$22.82
Expected volatility	58.1%	74.7%	58.1%	71.7%
Weighted average risk free rate	4.9%	4.9%	4.9%	4.6%
Expected lives	4.75 years	4.75 years	4.75 years	4.75 years
Expected dividend yield	0%	0%	0%	0%

The share-based compensation expense for stock options and restricted stock awards recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classifications	2007	2006	2007	2006
Cost of revenue:
Online publishing	$481,008	$288,500	$850,150	$496,996
Print publishing and licensing	39,032	57,691	80,615	67,822
Other expenses:
Sales	313,806	170,152	374,010	327,038
Marketing	158,695	-	241,380	-
Product development	206,056	133,101	320,098	246,632
General and administrative	1,333,926	2,535,428	2,346,993	3,824,007
Total	$2,532,523	$3,184,872	$4,213,246	$4,962,495

Pursuant to the income tax provisions of SFAS No. 123R, the Company follows the “long-haul method” of computing its hypothetical additional paid-in capital, or APIC, pool. As of June 30, 2007, there was approximately $24.5 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, which will be recognized over a weighted average period of approximately 2.91 years. Additionally, as of June 30, 2007 there was approximately $6.5 million of unrecognized compensation expense related to restricted stock awards which will be amortized over a weighted average 2.37 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

General Stock Option Information

The following table sets forth the summary of option activity under the Company’s stock option plans for the six months ended June 30, 2007:

	Number of	Price Per	Weighted Average	Aggregate
	Shares	Share	Exercise Price	Intrinsic Value
Balance, December 31, 2006	2,749,590	$0.85 to $47.47	$17.08
Granted	417,500	$27.26 to $38.43	$34.18
Exercised	(161,135)	$0.85 to $35.75	$16.67
Forfeited	(126,876)	$12.63 to $38.43	$28.23
Expired	-	-	-
Balance, June 30, 2007	2,879,079	$0.85 to $47.47	$19.10	$82,971,000

The total intrinsic value of stock options exercised during the six months ended June 30, 2007, was approximately $4,328,000. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the stock options. The aggregate intrinsic value of stock options outstanding as of June 30, 2007 is calculated as the difference between the market value at June 30, 2007 ($47.92) and the exercise price of the stock options.

Additional information with respect to outstanding stock options as of June 30, 2007, was as follows:

	Options Outstanding		Options Exercisable
		Weighted Average		Average
	Number	Remaining Contractual	Number	Exercise	Aggregate
Prices	of Shares	Life (Years)	of Shares	Price	Intrinsic Value
$0.85	32,500	2.36	32,500	$0.85
$1.75 to $8.46	831,642	4.17	791,017	7.65
$10.01 to $12.63	615,233	4.24	504,056	10.27
$13.00 to $18.44	331,513	4.17	194,659	15.30
$26.98 to $32.75	468,375	6.09	55,156	29.24
$35.75 to $47.47	599,816	6.11	103,441	38.80
	2,879,079	4.88	1,680,829	$11.82	$60,685,000

NOTE 4 - INCOME TAXES

The change in the Company’s effective tax rate in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 was due primarily to the tax effects of incentive stock option grants and disqualifying dispositions of incentive stock options.

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

There are no unrecognized tax benefits as of January 1, 2007 and there have been no material changes in unrecognized tax benefits through June 30, 2007.

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

There are no accruals for the payment of interest and penalties at June 30, 2007. The Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 5 - SUBSEQUENT EVENT

On July 20, 2007, BanxCorp, a privately held company located in White Plains, New York,  filed a complaint against the Company in the United States District Court for the District of New Jersey. The complaint alleges that the Company has engaged in a plan of misconduct that has unreasonably restrained trade and substantially lessened competition in the marketplace, thereby monopolizing trade and commerce. BanxCorp alleges that the Company has engaged in predatory pricing, vendor lock-in, exclusionary product and distribution bundling and tie-in arrangements, anticompetitive acquisitions and market division agreements.

The action brought by the complaint is for unspecified equitable and monetary relief under the Sherman and Clayton Acts, including treble damages, and under state statutes, including the New Jersey Antitrust Act.

The action is in the very preliminary stages and we are in the process of formulating an appropriate response to the complaint. We believe that the allegations of the complaint are without merit and the Company intends to vigorously defend against them. Because the outcome of the suit is uncertain at this time, we cannot estimate the amount of loss, if any, that could result from an adverse resolution of this matter.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operation and should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report.  The MD&A is divided into subsections entitled "Business Overview," "Critical Accounting Estimates," "Results of Operations and Critical Accounting Policies," "Liquidity and Capital Resources," and "Off-Balance Sheet Arrangements."

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the “Introductory Note” and Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and as updated in the Company’s subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this Quarterly Report.

However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Quarterly Report. We do not undertake to update any forward-looking statement, except as required by law.

Business Overview

Bankrate, Inc. and subsidiaries (the "Company,” “Bankrate,” “we,” “us,” or “our”) own and operate an Internet-based consumer banking and personal finance network. Our flagship site, Bankrate.com, is one of the web's leading aggregators of information on more than 300 financial products and fees, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of online distribution partners and national, regional and local publications. Through our online network (“Online Network”) which includes Bankrate.com, Interest.com, Mortgage-calc.com and Bankrateselect.com, as well as co-branded web sites hosted by our network of online distribution partners, we provide the tools and information that can help consumers make better financial decisions.

We also produce traditional print publications, including the Mortgage Guide and the Deposit Guide, as well as three newsletters. We also syndicate our original editorial content to major print publications such as The Wall Street Journal, The New York Times, USA Today and others.

We believe we have a high quality, in-market audience that is valuable to our advertisers. Bankrate.com is one of the top sites for financial information and advice according to comScore Media Metrix. We sell graphic advertisements and hyperlinks on our Online Network, publish rates and sell advertisements in metropolitan newspapers, and we license our rates and editorial content.

We regularly survey approximately 4,800 financial institutions in more than 575 local markets in all 50 states in order to provide the most current objective, unbiased information. Hundreds of print and online partner publications depend on us as the trusted source for financial rates and information.

We believe that the recognition of our research as a leading source of independent, objective information on financial products is a key component of our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are seeking to build greater brand awareness of our Online Network and to reach a greater number of online users. Bankrate.com had approximately 53 million unique visitors for the year ended December 31, 2006, and had approximately 37 million unique visitors for the six months ended June 30, 2007, according to Omniture, a web analytics tool.

We believe our potential market is enormous and is still in the early growth stages of consumer awareness of the Internet as a personal finance tool. Financial institutions are still in the early stages of adopting the Internet for advertising products and customer acquisition. Their online advertising spending is still a very small percentage of their overall advertising budgets.

We market to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country. The key drivers to our business are advertiser demand and consumer traffic to our Online Network of personal finance web sites. Our consumer traffic has continued to grow with 487.4 million page views in 2006 compared to 430.2 million in 2005, and 279.3 million in the six months of 2007, compared to 240.2 million in the first six months of 2006. In addition, our advertiser demand increased in 2006 and continued to increase during the first half of 2007 both from increases in the demand from existing advertisers as well as new advertisers launching advertising campaigns on our Online Network.

Our gross margin averaged 75% from 2002 to 2005. Our gross margin decreased for the year ended December 31, 2006 to 69%, due to the inclusion of the results of FastFind, MMIS and Interest.com, which we acquired in the fourth quarter of 2005. The newspaper rate table business has typically generated margins in the 11% to 16% range and we expect margins for this business to remain near the lower end of that range for fiscal 2007.  As online publishing revenue grows as a percentage of total revenue, we expect our overall gross margin to expand. This expectation was realized through the second quarter of 2007 as online revenue represented 87% of total revenue and 98% of gross margin dollars, compared to 80% of total revenue and 97% of gross margin dollars for the year ended December 31, 2006. As a result our gross margin increased to 75% for the three months ended June 30, 2007.

We have steadily reduced operating expenses as a percentage of total revenue from 58% in 2002 to 45% in the quarter ended June 30, 2007. Operating expenses in 2006 include a legal settlement charge and related fees of $3,675,000.   Our cash and cash equivalents have increased approximately $131.3 million since December 31, 2005 after closing a public offering of our common stock with net proceeds of approximately $92.4 million in May 2006.

Operating Expenses as a Percentage of Total Revenue
($ in 000's)
	Q2 07	Q1 07	2006	2005	2004	2003	2002
Total revenue	$23,279	$22,228	$79,650	$49,049	$39,204	$36,621	$26,571
Operating expenses	10,446	8,567	40,749	21,993	21,130	19,301	15,334

Operating expenses as a percentage of total revenue	45%	39%	51%	45%	54%	53%	58%

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable, share-based compensation and legal contingencies have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Below we discuss the critical accounting estimates associated with these policies. For further information on our critical accounting policies, see the discussion in the section titled “Results of Operations and Critical Accounting Policies” below, and Note 2 in Notes to Consolidated Financial Statements in our 2006 Form 10-K.

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

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. This estimate is inherently subjective because our estimates may be revised as more information becomes available. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the three months ended June 30, 2007 and 2006, we charged approximately $157,000 and $341,000, respectively, to bad debt expense, wrote off (recovered) approximately $20,000 and ($46,000), respectively, of accounts deemed uncollectible.

During the six months ended June 30, 2007 and 2006, we charged approximately $499,000 and $666,000, respectively, to bad debt expense, and wrote off approximately $68,000 and $173,000, respectively, of accounts deemed uncollectible.

Share-Based Compensation

We adopted the provisions of, and account for share-based compensation in accordance with, SFAS 123R effective January 1, 2006. We elected the modified-prospective method, pursuant to which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable; characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

In April 2007, we awarded 200,000 shares of restricted common stock to certain executive officers. The awards have an eight-year term and only vest if, at any point during the term of the award, the closing price of the Company’s stock is at or above the following specific thresholds for ninety consecutive days; $44.00 - 25% of award shares vest; $50.00 - 33% of award shares vest; $56.00 - remaining 42% of award shares vest. Once the specific threshold has been satisfied, the applicable percentage of award shares vest as follows; one-third upon satisfying the incremental threshold; one-third on the first anniversary of satisfying the incremental threshold; and the remaining one-third on the second anniversary of satisfying the incremental threshold. The awards also vest on a change in control provided certain conditions are met. We value the awards using a Monte Carlo simulation model that uses the following assumptions: volatility factor - 61.8% based on a weighted average of historical stock price volatility and implied volatility in market traded options; risk-free interest rate - 4.73% on U.S. Treasury constant maturity issues having remaining terms similar to the expected term of the awards; and the dividend yield is 0%. The weighted average grant date fair value was $35.59 and the weighted average expected time to vest was 2.37 years. Share-based compensation expense for the three and six months ended June 30, 2007 included approximately $616,000 related to the awards. No award shares were vested as of June 30, 2007.

Share-based compensation expense recognized in our condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classifications	2007	2006	2007	2006
Cost of revenue:
Online publishing	$481,008	$288,500	$850,150	$496,996
Print publishing and licensing	39,032	57,691	80,615	67,822
Other expenses:
Sales	313,806	170,152	374,010	327,038
Marketing	158,695	-	241,380	-
Product development	206,056	133,101	320,098	246,632
General and administrative	1,333,926	2,535,428	2,346,993	3,824,007
Total	$2,532,523	$3,184,872	$4,213,246	$4,962,495

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

Results of Operations

Three and Six Months Ended June 30, 2007 Compared to the Three and Six Months Ended June 30, 2006

Total Revenue
	Q2 07	Q1 07	Q4 06	Q3 06	Q2 06	Q1 06
Online publishing	$20,239,876	$19,052,024	$17,112,733	$15,777,141	$15,464,987	$15,615,999
Print publishing and licensing	3,039,296	3,175,906	3,596,022	3,709,277	4,201,383	4,172,433
	$23,279,172	$22,227,930	$20,708,755	$19,486,418	$19,666,370	$19,788,432

Revenue

Online Publishing Revenue

We sell graphic advertisements on our Online Network consisting primarily of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the cost-per-thousand impressions (“CPM”) the advertiser receives, and in fixed-billed campaigns. The amount of advertising we sell is a function of (1) the number of visitors to our Online Network, (2) the number of ad pages we serve to those visitors, (3) the number of advertisements per page, and (4) advertiser demand. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions delivered at the contractual price or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned income on the balance sheet and is recognized later when the under-delivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. Additionally, we generate revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to our Online Network transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser, subject to our verification. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We also sell hyperlinks (interest rate table listings) on various third-party Internet sites on a cost-per-click (“CPC”) basis. Advertisers pay us each time a visitor to our Online Network clicks on a rate table listing. We also sell text links on our rate pages to advertisers on a CPC basis. Advertisers enter an auction bidding process on a third-party web site for placement of their text link based on the amount they are willing to pay for each click though to their web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process.

Quarterly Online Publishing Revenue

	Q2 07	Q1 07	Q4 06	Q3 06	Q2 06	Q1 06
Graphic ads	$12,040,403	$10,472,180	$9,695,738	$9,184,412	$9,216,914	$9,159,104
Hyperlinks	8,199,473	8,579,844	7,416,995	6,592,729	6,248,073	6,456,895
	$20,239,876	$19,052,024	$17,112,733	$15,777,141	$15,464,987	$15,615,999

Online publishing revenue of $20,240,000 for the three months ended June 30, 2007 was approximately $4,775,000, or 31%, higher than the $15,465,000 reported for the same period in 2006. This increase was due to a $2,823,000, or 31%, increase in graphic ad revenue, and a $1,951,000, or 31%, increase in hyperlink revenue.

Page views for the quarter ended June 30, 2007 were 136.1 million and were 20.1 million, or 17%, higher than the 116.0 million reported in the same period in 2006.

The 31% increase in graphic ad revenue during the quarter ended June 30, 2007 was driven by an increase in advertiser demand partially offset by a decrease in revenue generated by our FastFind/Bankrate Select lead generation business. Graphic ad revenue increased by 51% excluding the effect of the decrease in lead aggregation revenue. We expect Bankrate Select, our new lead aggregation platform launched at the end of the first quarter of 2007, to begin making a more significant revenue contribution in the third and fourth quarters of 2007.

 The increase in hyperlink revenue of 31% for the quarter ended June 30, 2007 compared to the same period in 2006 was driven by an increase in revenue per click as well as an increase in the total amount of clicks processed.

For the first half of 2007, online publishing revenue of $39,292,000 was $8,211,000, or 26%, higher than the $31,081,000 reported in the first half of 2006. This increase was due to a $4,137,000, or 23%, increase in graphic ad revenue, and a $4,074,000, or 32%, increase in hyperlink revenue.

Page views for the six months ended June 30, 2007 were 279.3 million and were 39.1 million, or 16%, higher than the 240.2 million reported in the same period in 2006.

The 23% increase in graphic ad revenue during the six months ended June 30, 2007 was driven by an increase in advertiser demand partially offset by a decrease in revenue generated by our FastFind/Bankrate Select lead generation business. Graphic ad revenue increased by 42% excluding the effect of the decrease in lead aggregation revenue.

The increase in hyperlink revenue of 32% for the six months ended June 30, 2007 compared to the same period in 2006 was driven by an increase in revenue per click as well as an increase in the total amount of clicks processed.

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

In terms of page views, we believe our online publishing segment’s quarterly page view volumes are fairly consistent with the possible exception of the fourth quarter, which typically declines due to the holiday season. As brand awareness continues to strengthen for our Online Network, we believe our quarterly page views will become more consistent.

Page Views
(Millions)
	2007	2006	2005	2004	2003	2002
Q1	143.2	124.2	111.0	117.2	106.7	58.4
Q2	136.1	116.0	113.8	92.6	121.8	48.0
Q3	-	126.6	107.8	92.0	100.3	82.1
Q4	-	120.6	97.6	91.3	75.8	79.3

Year	-	487.4	430.2	393.1	404.6	267.8

Print Publishing and Licensing Revenue

Print publishing and licensing revenue represents advertising revenue from the sale of advertising in the Mortgage and Deposit Guide (formerly called Consumer Mortgage Guide) rate tables, newsletter subscriptions, and licensing of research information. We charge a commission for placement of the Mortgage and Deposit Guide in a print publication. Advertising revenue and commission income is recognized when the Mortgage and Deposit Guide runs in the publication. Revenue from our newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period.

We also earn fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters, and from providing rate surveys to institutions and government agencies. In addition, we license research data under agreements that permit the use of rate information we develop to advertise the licensee's products in print, radio, television and web site promotions. Revenue for these products is recognized ratably over the contract/subscription periods. In the third quarter of 2006, we launched our first editorial free-standing insert in USA Today. A free-standing insert, or FSI, is a preprinted advertising booklet that is loosely inserted between the pages of a newspaper or magazine. We develop the FSI’s with our editorial content, and then sell the sponsorship of the FSI to one or more advertisers.

Quarterly Print Publishing and Licensing Revenue

	Q2 07	Q1 07	Q4 06	Q3 06	Q2 06	Q1 06
Mortgage Guide	$2,906,060	$2,864,276	$3,437,935	$3,336,562	$4,011,368	$3,927,385
Editorial	133,236	311,630	158,087	372,715	190,015	245,048
	$3,039,296	$3,175,906	$3,596,022	$3,709,277	$4,201,383	$4,172,433

Print publishing and licensing revenue for the quarter ended June 30, 2007 was down $1,162,000, or 28%, compared to the same period in 2006, primarily due to a $1,105,000, or 28%, decline in Mortgage and Deposit Guide revenue due to lower advertising units in 2007 compared to 2006. For the first six months of 2007, print publishing and licensing revenue was down $2,159,000, or 26%, compared to the same period in 2006 due to lower advertising units.

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

Online Publishing Gross Margin

	Q2 07	Q1 07	Q4 06	Q3 06	Q2 06	Q1 06
Online publishing revenue	$20,239,876	$19,052,024	$17,112,733	$15,777,141	$15,464,987	$15,615,999
Cost of online publishing revenue	3,048,958	3,142,027	2,745,029	2,648,944	2,806,868	2,900,584
Gross margin	$17,190,918	$15,909,997	$14,367,704	$13,128,197	$12,658,119	$12,715,415
Gross margin as a percentage of revenue	85%	84%	84%	83%	82%	81%

Online publishing costs for the three months ended June 30, 2007 were $242,000, or 9%, higher than in the same period in 2006. This increase was due primarily to higher human resource costs of $149,000 due to higher headcount and contract labor; $193,000 higher share-based compensation expense; offset by $54,000 lower operating other costs and $45,000 lower revenue sharing payments to online distribution partners. Our online gross margin for the three months ended June 30, 2007 was 85% compared to 82% for the same period in 2006. Online publishing revenue was 87% of total revenue and represented 98% of gross margin during the quarter ended June 30, 2007. As online publishing revenue grows as a percentage of total revenue, we expect gross margin expansion as well.

For the first half of 2007, online publishing costs were $483,000, or 8%, higher than the first half of 2006 due primarily to higher human resource costs of $170,000 due to higher headcount and contract labor; $353,000 higher share-based compensation expense; offset by $52,000 lower other operating costs. Our online gross margin for the six months ended June 30, 2007 was 84% compared to 82% for the same period in 2006. Online publishing revenue was 86% of total revenue and represented 98% of gross margin during the six months ended June 30, 2007.

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

Print Publishing and Licensing Gross Margin

	Q2 07	Q1 07	Q4 06	Q3 06	Q2 06	Q1 06
Print publishing & licensing revenue	$3,039,296	$3,175,906	$3,596,022	$3,709,277	$4,201,383	$4,172,433
Cost of print publishing & licensing revenue	2,713,430	2,827,667	3,171,945	3,358,281	3,773,258	3,542,110
Gross margin	$325,866	$348,239	$424,077	$350,996	$428,125	$630,323
Gross margin as a percentage of revenue	11%	11%	12%	9%	10%	15%

Print publishing and licensing costs for the quarter ended June 30, 2007 of $2,713,000 decreased by approximately $1,060,000, or 28%, from the comparable amount reported in the second quarter of 2006 due to a $893,000 decline in revenue sharing payments in line with the decrease in revenue. Additionally, human resource costs were $156,000 lower due to reduced headcount.

For the first six months of 2007, print publishing and licensing costs were $1,774,000, or 24%, lower than the comparable period in 2006 due to a $1,624,000 decline in revenue sharing payments in line with the decrease in revenue; and a $390,000 decline in human resource costs due to lower headcount. These decreases were offset by approximately $227,000 higher costs associated with the first quarter editorial free-standing insert and other cost allocations.

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead.

Sales costs for the three months ended June 30, 2007 were $1,640,000, and were approximately $392,000, or 31%, higher than the comparable amount reported in the second quarter of 2006. The increase is due primarily to $235,000 higher human resource costs from additional hires and higher commissions; and $143,000 higher share-based compensation expense.

For the first half of 2007, sales costs of $2,927,000 were $591,000, or 25%, higher than the same amount reported for the first half of 2006 due primarily to $485,000 higher human resource costs from additional hires and higher commissions; $59,000 higher other operating costs; and $47,000 higher share-based compensation expense.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs.

Marketing costs for the three months ended June 30, 2007 were $2,121,000 and were $932,000, or 78%, higher than the comparable amount reported in the same period in 2006. We invested approximately $571,000 more to drive traffic to our Online Network in the second quarter of 2007 compared to the same period in 2006. We also hired an executive in the fourth quarter of 2006 to focus on our consumer marketing needs and purchased software to more efficiently manage the key word campaigns, which increased costs by approximately $203,000. Share-based compensation expense was also $159,000 higher in second quarter of 2007 compared to the same period in 2006.

Marketing costs for the six months ended June 30, 2007 of $3,577,000 were $1,536,000, or 75%, higher than in the first six months of 2006 due $812,000 higher keyword campaign costs; $407,000 higher payroll and software costs supporting the new consumer marketing management team; and $241,000 higher share-based compensation expense.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development, and other technology costs. Product development costs for the three months ended June 30, 2007 were $353,000, or 44%, higher than the comparable amount reported in the second quarter of 2006 due primarily to higher human resource costs related to additional headcount; and $73,000 higher share-based compensation expense.

For the first half of 2007, product development costs of $2,111,000 were $281,000, or 15%, than the amount reported in the first six months of 2006 due primarily to higher human resource costs and share-based compensation expense.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. In the second quarter of 2007, these costs were $1,019,000, or 17% lower than the comparable amount reported in the second quarter of 2006 due primarily to a decline in share-based compensation expense of $1,202,000; lower bad debt expense of $168,000; lower human resource costs of $86,000; and net lower other infrastructure costs of approximately $113,000, offset by higher incentive compensation plan expense of $302,000 and higher rent expense of $227,000.

For the six months ended June 30, 2007, general and administrative expenses of $9,105,000 were $2,330,000, or 20%, lower than the same amount reported in the first six months of 2006 due primarily to lower share-based compensation expense of $1,477,000; $695,000 lower accounting and legal costs; $515,000 lower cost allocations and other infrastructure costs; $294,000 lower human resource costs; $129,000 lower bad debt expense; and $111,000 lower communications costs, offset by $461,000 higher rent expense; $294,000 higher incentive compensation plan expense; and $117,000 higher bank and merchant processing charges.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2007 was $84,000, or 15%, higher, and for the first half of 2007 was $171,000, or 15%, higher, than the amounts reported in the same periods in 2006 due to additions to furniture, fixtures and equipment, and the intangibles amortization associated with the Mortgage-calc.com acquisition in August 2006.

Interest Income

Interest income consists of income generated from invested cash and short-term investments. Interest income for the three and six months ended June 30, 2007 was higher than the amounts reported in the same period in 2006 due to the $92.4 million net proceeds received in May 2006 from our secondary offering, and our cash generated from operations.

Income Taxes

The change in our effective tax rate in the three months ended June 30, 2007 compared to the same period in 2006 was primarily due primarily to the tax effects of incentive stock option grants and disqualifying dispositions of incentive stock options.

Liquidity and Capital Resources

	June 30,	December 31,
	2007	2006	Change
Cash and short-term investments	$134,729,660	$109,925,360	$24,804,300
Working capital	141,600,690	122,156,776	19,443,914
Stockholders' equity	188,532,776	170,154,519	18,378,257

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

As of June 30, 2007, we had working capital of approximately $141,601,000, and our primary commitments were approximately $9,565,000 in operating lease payments over the next ten years, and capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $10,347,000 through June 30, 2008. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of June 30, 2007.

		Payments Due
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations (1)	9,565,069	1,230,783	2,130,432	1,939,345	4,264,509
Purchase obligations (2)	326,423	287,580	38,843	-	-
Other long-term obligations	-	-	-	-	-
	$9,891,492	$1,518,363	$2,169,275	$1,939,345	$4,264,509

(1) Includes our obligations under existing operating leases.
(2) Represents base contract amounts for Internet hosting, co-location, content distribution and other infrastructure costs.

During the six months ended June 30, 2007, we generated $21,638,000 of net cash from operating activities.   Our net income of $10,598,000 was adjusted for the impact of share-based compensation expense of $3,252,000; depreciation and amortization of $1,294,000; bad debt expense of $499,000; loss on disposal of assets $12,000; and a net positive change in the components of operating assets and liabilities of $5,982,000. Of this positive change in operating assets and liabilities, $4,671,000 resulted from an increase in accrued expenses; $1,634,000 resulted from a decrease in accounts receivable due to improved collections; $261,000 resulted from a decrease in prepaid expenses and other assets; $168,000 resulted from an decrease in accounts payable; $56,000 resulted from an increase in other liabilities; and $473,000 resulted from a decrease in deferred revenue.  The increase in accrued expenses was due primarily to an increase in income taxes payable of approximately $4,033,000. We had fully utilized our net operating loss carryforwards for federal income tax purposes as of December 31, 2006.

Cash flows from investing activities include $96,800,000 in net sales of short-term investments (see Note 1 of Notes to Condensed Consolidated Financial Statements), and $401,000 in purchases of furniture, fixtures and equipment.

Cash flows from financing activities includes $2,687,000 in proceeds from the exercise of director and employee stock options, $961,000 in excess tax benefits related to stock options, and $81,000 in costs associated with our secondary offering of common stock in May 2006 for which invoices were received and paid during the second quarter of 2007.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk results primarily from interest rate risk related to our investments, which are entered into for other than trading purposes. The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize interest rate risk, we have maintained our portfolio of cash and short-term investments in short-term and overnight investments, and Triple A rated investment grade auction rate securities. These securities are subject to minimal market risk, since the interest earned on such investments fluctuates with the prevailing market interest rates.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2007, the Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company's management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

The Company's management, including its Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2007, nor subsequent to the date of their evaluation, that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are party to lawsuits arising out of the normal course of business. In management’s opinion, as of June 30, 2007 there were no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated financial position, results of operations or our cash flows.

For a discussion of a lawsuit arising subsequent to June 30, 2007, refer to “Notes to Condensed Consolidated Financial Statements, Note 5 - Subsequent Event.”

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on June 20, 2007. At the meeting, the stockholders elected Thomas R. Evans (14,208,464 affirmative votes and 2,638,410 votes withheld) and Richard J. Pinola (16,654,907 affirmative votes and 191,967 votes withheld) to the Company’s Board of Directors. The stockholders also ratified the appointment of Grant Thornton LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 (16,843,758 affirmative votes; 3,019 votes against; and 97 votes abstained). In addition, the stockholders also approved amendments to the Bankrate, Inc. 1999 Equity Compensation Plan, adopted in the form of the Bankrate, Inc. Second Amended and Restated 1999 Equity Compensation Plan (10,969,469 affirmative votes; 4,206,597 votes against; and 1,633,086 non-votes).

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)	Exhibits

10.1	Bankrate, Inc. Second Amended and Restated 1999 Equity Compensation Plan

31.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKRATE, INC.

Date: August 9, 2007	By:	/s/ EDWARD J. DIMARIA
Edward J. DiMaria Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)