Form 10-Q
period 2007-09-30
BANKRATE INC
filed 2007-11-06
CIK 1080866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________

Commission File No. 0-25681

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization) 11760 U.S. Highway One, Suite 200 North Palm Beach, Florida (Address of principal executive offices)	65-0423422 (I.R.S. Employer Identification No.) 33408 (Zip Code)

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
Yes ☐ No ☒

The number of outstanding shares of the issuer’s common stock as of October 31, 2007 was as follows: 18,447,995 shares of Common Stock, $.01 par value.

Bankrate, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007

Introductory Note

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”): (a) “Introductory Note” in Part I, Item 1., “Business”; (b) “Risk Factors” in Part I, Item 1A., “Business,” and (c) “Introduction” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as:

•	the willingness of our advertisers to advertise on our web sites;

•	interest rate volatility;

•	our ability to establish and maintain distribution arrangements;

•	our ability to integrate the business and operations of companies that we have acquired, and those we may acquire in the future;

•	our ability to realize expected benefits, including synergies, of companies that we have acquired, and those that we may acquire in the future;

•	our ability to maintain the confidence of our advertisers by detecting click-through fraud and unscrupulous advertisers;

•	the effect of unexpected liabilities we assume from our acquisitions;

•	the impact of lawsuits to which we are a party;

•	the willingness of consumers to accept the Internet as a medium for obtaining financial product information;

•	the ability of consumers to access our online network through non-PC devices;

•	increased competition and its effect on our web site traffic, advertising rates, margins, and market share;

•	our ability to manage traffic on our web sites and service interruptions;

•	our ability to protect our intellectual property;

•	the effects of facing liability for content on our web sites;

•	the concentration of ownership of our common stock;

•	the fluctuations of our results of operations from period to period;

•	the accuracy of our financial statement estimates and assumptions;

•	our ability to adapt to technological changes;

•	the impact of legislative or regulatory changes affecting our business;

•	changes in consumer spending and saving habits;

•	changes in accounting principles, policies, practices or guidelines;

•	the effect of provisions in our Articles of Incorporation, Bylaws and certain laws on change-in-control transactions;

•	effect of changes in the stock market and other capital markets;

•	the strength of the United States economy in general;

•	changes in monetary and fiscal policies of the United States Government;

•	other risks described from time to time in our filings with the Securities and Exchange Commission; and

•	our ability to manage the risks involved in the foregoing.

Other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Quarterly Report. We do not undertake to update any forward-looking statement, except as required by law.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Bankrate, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2007	December 31, 2006
Assets

Cash and cash equivalents	$140,573,813	$13,125,360
Short-term investments	-	96,800,000
Accounts receivable, net of allowance for doubtful accounts of approximately $1,997,000 at September 30, 2007 and $2,155,000 at December 31, 2006	16,645,183	15,801,403
Deferred income taxes, current portion	1,703,747	1,703,747
Prepaid expenses and other current assets	1,444,856	1,032,423
Total current assets	160,367,599	128,462,933

Furniture, fixtures and equipment, net of accumulated depreciation and amortization of approximately $3,912,000 at September 30, 2007 and $3,826,000 at December 31, 2006	1,498,953	1,703,680
Deferred income taxes	1,262,279	1,262,279
Intangible assets, net of accumulated amortization of approximately $3,637,000 at September 30, 2007 and $2,355,000 at December 31, 2006	13,174,527	14,441,162
Goodwill	30,039,425	30,039,425
Other assets	646,289	774,117

Total assets	$206,989,072	$176,683,596

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$591,546	$312,489
Accrued expenses	6,570,562	5,237,222
Deferred revenue	337,640	729,019
Other current liabilities	28,648	27,427
Total current liabilities	7,528,396	6,306,157

Other liabilities	256,386	222,920

Total liabilities	7,784,782	6,529,077

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized and undesignated	-	-
Common stock, par value $.01 per share-- 100,000,000 shares authorized; 18,444,362 and 18,224,620 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	184,444	182,246
Additional paid in capital	191,343,655	178,255,314
Retained earnings (deficit)	7,676,191	(8,283,041)
Total stockholders' equity	199,204,290	170,154,519

Total liabilities and stockholders' equity	$206,989,072	$176,683,596

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Online publishing	$21,623,890	$15,777,141	$60,915,790	$46,858,127
Print publishing and licensing	3,229,544	3,709,277	9,444,746	12,083,093
Total revenue	24,853,434	19,486,418	70,360,536	58,941,220
Cost of revenue:
Online publishing	3,141,953	2,648,944	9,332,938	8,356,396
Print publishing and licensing	2,872,985	3,358,281	8,414,082	10,673,649
Total cost of revenue	6,014,938	6,007,225	17,747,020	19,030,045

Gross margin	18,838,496	13,479,193	52,613,516	39,911,175

Operating expenses:
Sales	1,772,946	1,392,424	4,699,743	3,728,615
Marketing	2,286,086	1,397,575	5,862,697	3,437,836
Product development	1,218,172	936,539	3,328,827	2,766,235
General and administrative	5,668,459	5,300,233	14,773,262	16,734,800
Legal settlement	-	3,000,000	-	3,000,000
Depreciation and amortization	632,178	631,573	1,925,964	1,753,988
	11,577,841	12,658,344	30,590,493	31,421,474
Income from operations	7,260,655	820,849	22,023,023	8,489,701

Interest income	1,823,940	1,075,351	4,961,598	1,720,656

Income before income taxes	9,084,595	1,896,200	26,984,621	10,210,357
Income tax expense	3,723,124	656,116	11,025,389	4,102,465
Net income	$5,361,471	$1,240,084	$15,959,232	$6,107,892

Basic and diluted net income per share:
Basic	$0.29	$0.07	$0.87	$0.36
Diluted	$0.28	$0.07	$0.83	$0.35

Shares used in computing basic net income per share	18,424,428	18,112,909	18,334,190	17,050,167
Shares used in computing diluted net income per share	19,249,130	18,238,675	19,146,545	17,552,836

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$15,959,232	$6,107,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,925,964	1,753,988
Provision for doubtful accounts receivable	649,450	1,157,939
Share-based compensation	7,825,574	6,705,452
Excess tax benefits from share-based compensation	(1,496,697)	(2,021,186)
Deferred income taxes	-	1,048,566
Loss on disposal of assets	12,349	-
Changes in operating assets and liabilities, net of effects from business acquisitions:
Increase in accounts receivable	(1,493,230)	(6,123,279)
Increase in prepaid expenses and other assets	(282,963)	(561,539)
Increase (decrease) in accounts payable	279,057	(1,225,812)
Increase in accrued expenses	2,830,037	4,316,591
Increase (decrease) in other liabilities	34,687	(746,350)
Decrease in deferred revenue	(391,379)	(198,319)
Net cash provided by operating activities	25,852,081	10,213,943
Cash flows from investing activities:
Purchases of short-term investments	(223,771,916)	-
Sales of short-term investments	320,571,916	-
Purchases of furniture, fixtures and equipment	(466,951)	(1,083,499)
Cash used in business acquisitions, net of cash acquired	-	(4,571,629)
Proceeds from sale of assets	-	68,000
Restricted cash	(1,642)	(295,843)
Net cash provided by (used in) investing activities	96,331,407	(5,882,971)
Cash flows from financing activities:
Offering costs and proceeds from the sale of common stock in May 2006	(80,586)	90,688,008
Proceeds from the exercise of stock options	3,848,854	2,698,955
Excess tax benefit-stock options	1,496,697	2,021,186
Net cash provided by financing activities	5,264,965	95,408,149
Net increase in cash	127,448,453	99,739,121
Cash, beginning of period	13,125,360	3,479,609
Cash, end of period	$140,573,813	$103,218,730

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$9,474,205	$1,137,415

See accompanying notes to condensed consolidated financial statements.

BANKRATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Bankrate, Inc. and its subsidiaries (the “Company”) own and operate an Internet-based consumer banking and personal finance network. The Company’s flagship site, Bankrate.com, is one of the web’s leading aggregators of information on more than 300 financial products and fees, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company is organized under the laws of the State of Florida.

Acquisitions

On November 30, 2005, the Company completed the acquisition of Wescoco LLC, a Delaware limited liability company d/b/a “FastFind” (“FastFind”) for $10 million in cash, plus a net working capital adjustment of $149,000 in the quarter ended June 30, 2006, in accordance with the Agreement and Plan of Merger dated November 20, 2005.

On December 1, 2005, the Company completed the acquisition of Mortgage Market Information Services, Inc., an Illinois corporation (“MMIS”), and Interest.com, Inc., an Illinois corporation (“Interest.com”), for $30 million in cash.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its wholly-owned subsidiaries, FastFind, MMIS and Interest.com, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary to provide a fair statement of the results of the Company for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 (“fiscal 2007”).

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

Basic and Diluted Earnings Per Share

The Company computes basic earnings per share by dividing net income for the period by the weighted average number of shares outstanding for the period, excluding outstanding stock options and restricted stock awards. Diluted earnings per share includes the effect of common stock equivalents, consisting of outstanding stock options, unrecognized compensation expense on outstanding stock options and restricted stock awards, and excess tax benefits in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, to the extent the effect is not anti-dilutive, using the treasury stock method.

The weighted average number of common shares outstanding used in computing diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 includes 824,701 and 125,766 shares, and 812,355 and 502,669, shares, respectively, resulting from the dilutive effect of outstanding stock options and restricted stock awards. For the three and nine months ended September 30, 2007, 4,000 and 154,000 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. For the three and nine months ended September 30, 2006, 580,500 and 176,000 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

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

As of December 31, 2006, the Company’s cash and cash equivalents included $96,800,000 of investment grade auction rate securities. These securities were reclassified as short-term investments in the accompanying condensed consolidated balance sheet as of December 31, 2006, and the statement of cash flows for the nine months ended September 30, 2006, to conform with the current period presentation.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. The Company looks at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of the Company’s customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses.   During the three months ended September 30, 2007 and 2006, the Company charged approximately $150,000 and $492,000, respectively, to bad debt expense, and wrote off (net of recoveries) approximately $740,000 and $485,000, respectively, of accounts deemed uncollectible.

During the nine months ended September 30, 2007 and 2006, the Company charged approximately $649,000 and $1,158,000, respectively, to bad debt expense, and wrote off (net of recoveries) approximately $807,000 and $658,000, respectively, of accounts deemed uncollectible.

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

Stockholders’ Equity

The activity in stockholders’ equity for the nine months ended September 30, 2007 is shown below.

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2006	18,224,620	$182,246	$178,255,314	$(8,283,041)	$170,154,519
Stock options exercised	45,657	457	789,777	-	790,234
Share-based compensation	-	-	1,680,723	-	1,680,723
Net income for the period	-	-	-	5,372,672	5,372,672
Balances, March 31, 2007	18,270,277	182,703	180,725,814	(2,910,369)	177,998,148
Stock options exercised	115,478	1,155	1,895,265	-	1,896,420
Offering costs associated with sale of common stock in May 2006	-	-	(80,586)	-	(80,586)
Share-based compensation	-	-	2,532,523	-	2,532,523
Excess tax benefit-stock options	-	-	961,182	-	961,182
Net income for the period	-	-	-	5,225,089	5,225,089
Balances, June 30, 2007	18,385,755	183,858	186,034,198	2,314,720	188,532,776
Stock options exercised	58,607	586	1,161,614	-	1,162,200
Share-based compensation	-	-	3,612,328	-	3,612,328
Excess tax benefit-stock options	-	-	535,515	-	535,515
Net income for the period	-	-	-	5,361,471	5,361,471
Balances, September 30, 2007	18,444,362	$184,444	$191,343,655	$7,676,191	$199,204,290

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

Comprehensive Income

Comprehensive income is the same as net income for the three and nine months ended September 30, 2007 and 2006.

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-01, “Clarification of the Scope of the Audit and Accounting Guide-Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-01”). SOP 07-01 defines investment companies for purposes of applying the related AICPA Audit and Accounting Guide. SOP 07-01 provides guidance on whether an investment company’s parent or equity-method investor should retain investment-company accounting in its financial statements. SOP 07-01 is effective for the Company beginning January 1, 2008, although earlier adoption is encouraged. The Company is currently evaluating the impact, if any, that SOP 07-01 will have on its consolidated financial statements.

  In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first fiscal quarter of 2008 although earlier adoption is permitted. The Company is currently evaluating what impact, if any, SFAS No. 159 will have on its consolidated financial statements.

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

No single customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 2007 and 2006. No material revenues were generated outside of the United States.

Summarized segment information as of, and for, the three and nine months ended September 30, 2007 and 2006 is presented below.

		Print
	Online	Publishing
Three Months Ended September 30, 2007	Publishing	and Licensing	Other	Total
Revenue	$21,623,890	$3,229,544	$-	$24,853,434
Cost of revenue	3,141,953	2,872,985	-	6,014,938
Gross margin	18,481,937	356,559	-	18,838,496
Sales	1,583,541	189,405	-	1,772,946
Marketing	2,285,224	862	-	2,286,086
Product development	1,077,841	140,331	-	1,218,172
General and administrative expenses	4,846,305	822,154	-	5,668,459
Depreciation and amortization	520,965	111,213		632,178
Interest income	-	-	1,823,940	1,823,940
Provision for income taxes	-	-	(3,723,124)	(3,723,124)
Segment profit (loss)	$8,168,061	$(907,406)	$(1,899,184)	$5,361,471
Goodwill	$26,129,688	$3,909,737	$-	$30,039,425
Total assets	$53,838,458	$7,536,176	$145,614,438	$206,989,072

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Three Months Ended September 30, 2006
Revenue	$15,777,141	$3,709,277	$-	$19,486,418
Cost of revenue	2,648,944	3,358,281	-	6,007,225
Gross margin	13,128,197	350,996	-	13,479,193
Sales	1,392,424	-	-	1,392,424
Marketing	1,397,575	-	-	1,397,575
Product development	758,267	178,272	-	936,539
General and administrative expenses	4,346,570	953,663	-	5,300,233
Legal settlement	3,000,000	-		3,000,000
Depreciation and amortization	530,416	101,157	-	631,573
Other income	-	-	1,075,351	1,075,351
Provision for income taxes	-	-	(656,116)	(656,116)
Segment profit (loss)	$1,702,945	$(882,096)	$419,235	$1,240,084
Goodwill	$26,129,688	$3,954,746	$-	$30,084,434
Total assets	$51,949,903	$8,518,920	$110,509,303	$170,978,126

		Print
	Online	Publishing
Nine Months Ended September 30, 2007	Publishing	and Licensing	Other	Total
Revenue	$60,915,790	$9,444,746	$-	$70,360,536
Cost of revenue	9,332,938	8,414,082	-	17,747,020
Gross margin	51,582,852	1,030,664	-	52,613,516
Sales	4,325,221	374,522	-	4,699,743
Marketing	5,861,835	862	-	5,862,697
Product development	2,932,097	396,730	-	3,328,827
General and administrative expenses	12,577,990	2,195,272	-	14,773,262
Depreciation and amortization	1,706,537	219,427	-	1,925,964
Interest income	-	-	4,961,598	4,961,598
Provision for income taxes	-	-	(11,025,389)	(11,025,389)
Segment profit (loss)	$24,179,172	$(2,156,149)	$(6,063,791)	$15,959,232
Goodwill	$26,129,688	$3,909,737	$-	$30,039,425
Total assets	$53,838,458	$7,536,176	$145,614,438	$206,989,072

		Print
	Online	Publishing
	Publishing	and Licensing	Other	Total
Nine Months Ended September 30, 2006
Revenue	$46,858,127	$12,083,093	$-	$58,941,220
Cost of revenue	8,356,396	10,673,649	-	19,030,045
Gross margin	38,501,731	1,409,444	-	39,911,175
Sales	3,728,615	-	-	3,728,615
Marketing	3,437,836	-	-	3,437,836
Product development	2,199,150	567,085	-	2,766,235
General and administrative	13,310,600	3,424,200	-	16,734,800
Legal settlement	3,000,000	-	-	3,000,000
Depreciation and amortization	1,504,422	249,566	-	1,753,988
Other income	-	-	1,720,656	1,720,656
Provision for income taxes	-	-	(4,102,465)	(4,102,465)
Segment profit (loss)	$11,321,108	$(2,831,407)	$(2,381,809)	$6,107,892
Goodwill	$26,129,688	$3,954,746	$-	$30,084,434
Total assets	$51,949,903	$8,518,920	$110,509,303	$170,978,126

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

Restricted Stock

In April 2007, the Company awarded 200,000 shares of restricted common stock to certain executive officers. The awards have an eight-year term and only vest if, at any point during the term of the award, the closing price of the Company’s stock is at or above the following specific thresholds for ninety consecutive days; $44.00 - 25% of award shares vest; $50.00 - 33% of award shares vest; $56.00 - remaining 42% of award shares vest. Once the specific threshold has been satisfied, the applicable percentage of award shares vest as follows; one-third upon satisfying the incremental threshold; one-third on the first anniversary of satisfying the incremental threshold; and the remaining one-third on the second anniversary of satisfying the incremental threshold. The awards also vest on a change in control provided certain conditions are met. The Company valued the awards using a Monte Carlo simulation model that used the following assumptions: volatility factor - 61.8% based on a weighted average of historical stock price volatility and implied volatility in market traded options; risk-free interest rate - 4.73% on U.S. Treasury constant maturity issues having remaining terms similar to the expected term of the awards; and the dividend yield is 0%.   The weighted average grant date fair value was $35.59 and   the weighted average expected time to vest as of September 30, 2007 was 1.89 years. Share-based compensation expense for the three and nine months ended September 30, 2007 included approximately $890,000 and $1,506,000, respectively, related to the awards. No award shares were vested as of September 30, 2007.

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

The following table provides the fair value of the stock options granted during the three and nine-month periods ended September 30, 2007 and 2006 using the Black-Scholes option pricing model together with a description of the assumptions used to calculate the fair value. Options exercisable into 5,000 and 422,500 shares, respectively, were granted during the three and nine months ended September 30, 2007, and options exercisable into 265,000 shares and 732,000 shares were granted during the three and nine months ended September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average fair value	$21.55	$17.53	$27.90	$20.90
Expected volatility	60.4%	66.1%	58.1%	69.7%
Weighted average risk free rate	4.0%	4.8%	4.9%	4.7%
Expected lives	4.75 years	4.75 years	4.75 years	4.75 years
Expected dividend yield	0%	0%	0%	0%

The share-based compensation expense for stock options and restricted stock awards recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classifications	2007	2006	2007	2006
Cost of revenue:
Online publishing	$570,772	$289,546	$1,420,922	$786,542
Print publishing and licensing	39,526	39,984	120,141	107,806
Other expenses:
Sales	487,420	215,980	861,430	543,017
Marketing	198,189	-	439,569	-
Product development	243,576	111,644	563,674	358,276
General and administrative	2,072,845	1,085,803	4,419,838	4,909,811
Total	$3,612,328	$1,742,957	$7,825,574	$6,705,452

Pursuant to the income tax provisions of SFAS No. 123R, the Company follows the “long-haul method” of computing its hypothetical additional paid-in capital, or APIC, pool. As of September 30, 2007, there was approximately $20.8 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, which will be recognized over a weighted average period of approximately 2.71 years. Additionally, as of September 30, 2007, there was approximately $5.6 million of unrecognized compensation expense related to restricted stock awards which will be amortized over a weighted average 1.89 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and for restricted stock awards, changes in the weighted average expected time to vest.

General Stock Option Information

The following table sets forth the summary of option activity under the Company’s stock option plans for the nine months ended September 30, 2007:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2006	2,749,590	$0.85 to $47.47	$17.08
Granted	422,500	$27.26 to 40.11	$34.25
Exercised	(219,742)	$0.85 to $37.70	$17.50
Forfeited	(139,577)	$12.63 to $38.43	$28.12
Expired	-	-	-
Balance, September 30, 2007	2,812,771	$0.85 to $47.47	$19.08	$76,061,000

The total intrinsic value of stock options exercised during the nine months ended September 30, 2007, was approximately $5,856,000. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the stock options. The aggregate intrinsic value of stock options outstanding as of September 30, 2007 is calculated as the difference between the market value at September 30, 2007 ($46.12) and the exercise price of the stock options.

Additional information with respect to outstanding stock options as of September 30, 2007, was as follows:

	Options Outstanding		Options Exercisable
Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Average Exercise Price	Aggregate Intrinsic Value
$0.85	32,500	2.10	32,500	$0.85
$1.75 to $8.46	831,642	3.91	800,391	$7.65
$10.01 to $12.63	589,897	3.99	552,231	$10.24
$13.00 to $18.44	310,446	3.87	196,238	$15.30
$26.98 to $32.75	458,813	5.66	112,605	$29.65
$35.75 to $47.47	589,473	5.87	108,538	$39.19
	2,812,771	4.60	1,802,503	$12.43	$60,729,000

NOTE 4 - INCOME TAXES

The change in the Company’s effective tax rate in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was due primarily to the tax effects of incentive stock option grants and disqualifying dispositions of incentive stock options.

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

There were no unrecognized tax benefits as of January 1, 2007, and there have been no material changes in unrecognized tax benefits through September 30, 2007.

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

There are no accruals for the payment of interest and penalties at September 30, 2007. The Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

The Company believes that the allegations in the complaint are without merit and intends to vigorously defend against them. On October 19, 2007, the Company filed a motion for dismissal. Because the outcome of the suit is uncertain at this time, the Company cannot estimate the amount of loss, if any, that could result from an adverse resolution of this matter.

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

Business Overview

Bankrate, Inc. and it subsidiaries (the “Company,” “Bankrate,” “we,” “us,” or “our”) own and operate an Internet-based consumer banking and personal finance network. Our flagship site, Bankrate.com, is one of the web's leading aggregators of information on more than 300 financial products and fees, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of online distribution partners and national, regional and local publications. Through our online network (“Online Network”) which includes Bankrate.com, Interest.com, Mortgage-calc.com and Bankrateselect.com, as well as co-branded web sites hosted by our network of online distribution partners, we provide the tools and information that can help consumers make better financial decisions.

We also produce traditional print publications, including the Mortgage Guide and the  Deposit Guide , as well as three newsletters. We also syndicate our original editorial content to major print publications such as The Wall Street Journal, The New York Times, USA Today and others.

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

We believe that the recognition of our research as a leading source of independent, objective information on financial products is a key component of our success. As a result, we have sought to maximize distribution of our research to gain brand recognition as a research authority. We are seeking to build greater brand awareness of our Online Network and to reach a greater number of online users. Bankrate.com had approximately 53 million unique visitors for the year ended December 31, 2006, and had approximately 53 million unique visitors for the nine months ended September 30, 2007, according to Omniture, a web analytics tool.

We believe our potential market is enormous and is still in the early growth stages of consumer awareness of the Internet as a personal finance tool. Financial institutions are still in the early stages of adopting the Internet for advertising products and customer acquisition. Their online advertising spending is still a very small percentage of their overall advertising budgets.

We market to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country. The key drivers to our business are advertiser demand and consumer traffic to our Online Network of personal finance web sites. Our consumer traffic has continued to grow with 487.4 million page views in 2006 compared to 430.2 million in 2005, and 423.5 million in the nine months of 2007, compared to 366.8 million in the first nine months of 2006. In addition, our advertiser demand increased in 2006 and continued to increase during the nine months ended September 30, 2007 both from increases in the demand from existing advertisers as well as new advertisers launching advertising campaigns on our Online Network.

Our gross margin averaged 75% from 2002 to 2005. Our gross margin decreased for the year ended December 31, 2006 to 69%, due to the inclusion of the results of FastFind, MMIS and Interest.com, which we acquired in the fourth quarter of 2005. The newspaper rate table business has typically generated margins in the 11% to 16% range and we expect margins for this business to remain near the lower end of that range for fiscal 2007.  As online publishing revenue grows as a percentage of total revenue, we expect our overall gross margin to expand. This expectation was realized through the third quarter of 2007 as online revenue represented 87% of total revenue and 98% of gross margin dollars, compared to 80% of total revenue and 97% of gross margin dollars for the year ended December 31, 2006. As a result our gross margin increased to 76% for the three months ended September 30, 2007.

We have steadily reduced operating expenses as a percentage of total revenue from 58% in 2002 to 47% in the quarter ended September 30, 2007. Operating expenses in 2006 include a legal settlement charge and related fees of $3,675,000.   Operating expenses as a percentage of total revenue have trended upward since the second quarter of 2007 due to higher share-based compensation expense. Our cash and cash equivalents have increased approximately $137.1 million since December 31, 2005 after closing a public offering of our common stock with net proceeds of approximately $92.4 million in May 2006.

($ in 000's)	Operating Expenses as a Percentage of Total Revenue
GAAP	Q3 07	Q2 07	Q1 07	2006	2005	2004	2003	2002
Total revenue	$24,853	$23,279	$22,228	$79,650	$49,049	$39,204	$36,621	$26,571
Operating expenses	11,578	10,446	8,567	40,749	21,993	21,130	19,301	15,334
Operating expenses as a percentage
of total revenue	47%	45%	39%	51%	45%	54%	53%	58%
Non-GAAP
Total revenue	$24,853	$23,279	$22,228	$79,650	$49,049	$39,204	$36,621	$26,571
Operating expenses	11,578	10,446	8,567	40,749	21,993	21,130	19,301	15,334
Share-based compensation expense	(3,002)	(2,012)	(1,270)	(7,499)	-	-	-	-
Operating expenses excluding share-based compensation expense	8,576	8,434	7,297	33,250	21,993	21,130	19,301	15,334
Operating expenses excluding share-based compensation expense as a percentage of total revenue	35%	36%	33%	42%	45%	54%	53%	58%

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

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. This estimate is inherently subjective because our estimates may be revised as more information becomes available. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the three months ended September 30, 2007 and 2006, we charged approximately $150,000 and $492,000, respectively, to bad debt expense, wrote off (net of recoveries) approximately $740,000 and $485,000, respectively, of accounts deemed uncollectible.

During the nine months ended September 30, 2007 and 2006, we charged approximately $649,000 and $1,158,000, respectively, to bad debt expense, and wrote off (net of recoveries) approximately $807,000 and $658,000, respectively, of accounts deemed uncollectible.

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

In April 2007, we awarded 200,000 shares of restricted common stock to certain executive officers. The awards have an eight-year term and only vest if, at any point during the term of the award, the closing price of the Company’s stock is at or above the following specific thresholds for ninety consecutive days; $44.00 - 25% of award shares vest; $50.00 - 33% of award shares vest; $56.00 - remaining 42% of award shares vest. Once the specific threshold has been satisfied, the applicable percentage of award shares vest as follows; one-third upon satisfying the incremental threshold; one-third on the first anniversary of satisfying the incremental threshold; and the remaining one-third on the second anniversary of satisfying the incremental threshold. The awards also vest on a change in control provided certain conditions are met. We valued the awards using a Monte Carlo simulation model that uses the following assumptions: volatility factor - 61.8% based on a weighted average of historical stock price volatility and implied volatility in market traded options; risk-free interest rate - 4.73% on U.S. Treasury constant maturity issues having remaining terms similar to the expected term of the awards; and the dividend yield is 0%.   The weighted average grant date fair value was $35.59 and  the weighted average expected time to vest as of September 30, 2007 was 1.89 years. Share-based compensation expense for the three and nine months ended September 30, 2007 included approximately $890,000 and $1,506,000, respectively, related to the awards. No award shares were vested as of September 30, 2007.

Share-based compensation expense recognized in our condensed consolidated statements of income for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classifications	2007	2006	2007	2006
Cost of revenue:
Online publishing	$570,772	$289,546	$1,420,922	$786,542
Print publishing and licensing	39,526	39,984	120,141	107,806
Other expenses:
Sales	487,420	215,980	861,430	543,017
Marketing	198,189	-	439,569	-
Product development	243,576	111,644	563,674	358,276
General and administrative	2,072,845	1,085,803	4,419,838	4,909,811
Total	$3,612,328	$1,742,957	$7,825,574	$6,705,452

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

Results of Operations

Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006

	Total Revenue
($ in 000's)
	Q3 07	Q2 07	Q1 07	Q4 06	Q3 06	Q2 06	Q1 06
Online publishing	$21,624	$20,240	$19,052	$17,113	$15,777	$15,465	$15,616
Print publishing and licensing	3,229	3,039	3,176	3,596	3,709	4,201	4,172
	$24,853	$23,279	$22,228	$20,709	$19,486	$19,666	$19,788

Revenue

Online Publishing Revenue

We sell graphic advertisements on our Online Network consisting primarily of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the cost-per-thousand impressions (“CPM”) the advertiser receives, and in fixed-billed campaigns. The amount of advertising we sell is a function of (1) the number of visitors to our Online Network, (2) the number of ad pages we serve to those visitors, (3) the number of advertisements per page, and (4) advertiser demand. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions delivered at the contractual price or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned income on the balance sheet and is recognized later when the under-delivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. Additionally, we generate revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to our Online Network transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser, subject to our verification. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We also sell hyperlinks (interest rate table listings) on various third-party Internet sites on a cost-per-click (“CPC”) basis. Advertisers pay us each time a visitor to our Online Network clicks on a rate table listing, net of invalid clicks. We also sell text links on our rate pages to advertisers on a CPC basis. Advertisers enter an auction bidding process on a third-party web site for placement of their text link based on the amount they are willing to pay for each click though to their web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process.

	Quarterly Online Publishing Revenue
($ in 000's)
	Q3 07	Q2 07	Q1 07	Q4 06	Q3 06	Q2 06	Q1 06
Graphic ads	$11,747	$12,040	$10,472	$9,696	$9,184	$9,217	$9,159
Hyperlinks	9,877	8,200	8,580	7,417	6,593	6,248	6,457
	$21,624	$20,240	$19,052	$17,113	$15,777	$15,465	$15,616

Online publishing revenue of $21,624,000 for the three months ended September 30, 2007 was approximately $5,847,000, or 37%, higher than the $15,777,000 reported for the same period in 2006. This increase was due to a $2,563,000, or 28%, increase in graphic ad revenue, and a $3,284,000, or 50%, increase in hyperlink revenue.

Page views for the quarter ended September 30, 2007 were 144.2 million and were 17.6 million, or 14%, higher than the 126.6 million reported in the same period in 2006.

The 28% increase in graphic ad revenue during the quarter ended September 30, 2007 was driven by an increase in advertiser demand partially offset by a decrease in revenue generated by our FastFind/Bankrate Select lead generation business.

The increase in hyperlink revenue of 50% for the quarter ended September 30, 2007 compared to the same period in 2006 was driven by an increase in revenue per click as well as an increase in the total amount of clicks processed.

For the nine months ended September 30, 2007, online publishing revenue of $60,916,000 was $14,058,000, or 30%, higher than the $46,858,000 reported in the same period in 2006. This increase was due to a $6,699,000, or 24%, increase in graphic ad revenue, and a $7,359,000, or 38%, increase in hyperlink revenue.

Page views for the nine months ended September 30, 2007 were 423.5 million and were 56.7 million, or 15%, higher than the 366.8 million reported in the same period in 2006.

The 24% increase in graphic ad revenue during the nine months ended September 30, 2007 was driven by an increase in advertiser demand partially offset by a decrease in revenue generated by our FastFind/Bankrate Select lead generation business.

The increase in hyperlink revenue of 38% for the nine months ended September 30, 2007 compared to the same period in 2006 was driven by an increase in revenue per click as well as an increase in the total amount of clicks processed.

A majority of our advertising customers purchase advertising under short-term contracts. Online publishing revenue would be adversely impacted if we experienced contract terminations, or if we were not able to renew contracts with existing customers or obtain new customers. The market for Internet advertising is intensely competitive and has, in the past, experienced downturns in demand that could adversely impact advertising rates. Future revenue could be adversely affected if advertising demand declined and we were forced to reduce our advertising rates or if we were to experience lower CPM’s. To date, however, the demand our products and services has steadily increased as have our advertising rates and CPM’s.

In terms of page views, we believe our online publishing segment’s quarterly page view volumes are fairly consistent with the exception of the fourth quarter, which typically declines due to the holiday season.

	Page Views
(Millions)
	2007	2006	2005	2004	2003	2002
Q1	143.2	124.2	111.0	117.2	106.7	58.4
Q2	136.1	116.0	113.8	92.6	121.8	48.0
Q3	144.2	126.6	107.8	92.0	100.3	82.1
Q4	-	120.6	97.6	91.3	75.8	79.3
Year	-	487.4	430.2	393.1	404.6	267.8

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

We also earn fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters, and from providing rate surveys to institutions and government agencies. In addition, we license research data under agreements that permit the use of rate information we develop to advertise the licensee's products in print, radio, television and web site promotions. Revenue for these products is recognized ratably over the contract/subscription periods. In the third quarter of 2006, we launched our first editorial free-standing insert in USA Today . A free-standing insert, or FSI, is a preprinted advertising booklet that is loosely inserted between the pages of a newspaper or magazine. We develop the FSI’s with our editorial content, and then sell the sponsorship of the FSI to one or more advertisers.

	Quarterly Print Publishing and Licensing Revenue
($ in 000's)	Q3 07	Q2 07	Q1 07	Q4 06	Q3 06	Q2 06	Q1 06
Mortgage Guide	$2,824	$2,906	$2,864	$3,438	$3,336	$4,011	$3,927
Editorial	406	133	312	158	373	190	245
	$3,230	$3,039	$3,176	$3,596	$3,709	$4,201	$4,172

Print publishing and licensing revenue for the quarter ended September 30, 2007 was down $479,000, or 13%, compared to the same period in 2006, primarily due to a $512,000, or 15%, decline in Mortgage and Deposit Guide revenue due to lower advertising units in 2007 compared to 2006, offset by $33,000 in higher revenue from Editorial sales. For the first nine months of 2007, print publishing and licensing revenue was down $2,637,000, or 22%, compared to the same period in 2006 due to a $2,680,000 decline in Mortgage and Deposit Guide revenue due to lower advertising units.

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

	Online Publishing Gross Margin
($ in 000's)	Q3 07	Q2 07	Q1 07	Q4 06	Q3 06	Q2 06	Q1 06
Online publishing revenue	$21,624	$20,240	$19,052	$17,113	$15,777	$15,465	$15,616
Cost of online publishing revenue	3,142	3,049	3,142	2,745	2,649	2,807	2,901
Gross margin	$18,482	$17,191	$15,910	$14,368	$13,128	$12,658	$12,715
Gross margin as a percentage of revenue	85%	85%	84%	84%	83%	82%	81%

Online publishing costs for the three months ended September 30, 2007 were $493,000, or 19%, higher than in the same period in 2006. This increase was due primarily to higher share-based compensation expense of $281,000; $112,000 higher human resource costs related to higher salaries; and $105,000 higher revenue sharing payments to distribution partners consistent with higher graphic ad revenue. Our online gross margin for the three months ended September 30, 2007 was 85% compared to 83% for the same period in 2006. Online publishing revenue was 87% of total revenue and represented 98% of gross margin during the quarter ended September 30, 2007. As online publishing revenue grows as a percentage of total revenue, we expect the overall gross margin for the business to expand.

For the nine months ended September 30, 2007, online publishing costs were $976,000, or 12%, higher than the same period in 2006 due primarily to $634,000 higher share-based compensation expense; higher human resource costs of $248,000 due to higher headcount and salaries; and $117,000 higher revenue sharing payments to distribution partners consistent with higher graphic ad revenue. Our online gross margin for the nine months ended September 30, 2007 was 85% compared to 82% for the same period in 2006. Online publishing revenue was 87% of total revenue and represented 98% of gross margin during the nine months ended September 30, 2007.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Mortgage and Deposit Guide , compensation and benefits, printing and allocated overhead, and exclude depreciation and amortization. These costs typically vary proportionately with the related revenues.

	Print Publishing and Licensing Gross Margin
($ in 000's)	Q3 07	Q2 07	Q1 07	Q4 06	Q3 06	Q2 06	Q1 06
Print publishing & licensing revenue	$3,230	$3,039	$3,176	$3,596	$3,709	$4,201	$4,172
Cost of print publishing & licensing revenue	2,873	2,713	2,828	3,172	3,358	3,773	3,542
Gross margin	$357	$326	$348	$424	$351	$428	$630
Gross margin as a percentage of revenue	11%	11%	11%	12%	9%	10%	15%

Print publishing and licensing costs for the quarter ended September 30, 2007 of $2,873,000 decreased by approximately $485,000, or 14%, from the comparable amount reported in the third quarter of 2006 due to a $364,000 decline in revenue sharing payments in line with the decrease in revenue; $157,000 lower human resource costs due to reduced headcount; $37,000 lower commissions (2007 commissions recorded in sales expenses); offset by $59,000 in higher advertising and printing costs associated with the third quarter 2007 FSI.

For the nine months ended September 30, 2007, print publishing and licensing costs were $2,259,000, or 21%, lower than the comparable period in 2006 due to a $1,988,000 decline in revenue sharing payments in line with the decrease in revenue; and a $365,000 decline in human resource costs due to lower headcount. These decreases were offset by approximately $102,000 higher costs associated with the first and third quarter 2007 FSI’s.

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, and allocated overhead.

Sales costs for the three months ended September 30, 2007 were $1,773,000, and were approximately $381,000, or 27%, higher than the comparable amount reported in the third quarter of 2006. The increase is due primarily to $271,000 higher share-based compensation expense; $150,000 higher human resource costs from additional hires and higher commissions due to higher sales volume; and $53,000 higher cost allocations and other expenses. These increases were offset by $76,000 in lower travel and entertainment expenses.

For the first nine months of 2007, sales costs of $4,700,000 were $971,000, or 26%, higher than the same amount reported in the comparable period in 2006 due primarily to $609,000 higher human resource costs from additional hires and higher commissions due to higher sales volume; $318,000 higher share-based compensation expense; and $94,000 higher cost allocations. These increases were offset by $51,000 in lower travel and entertainment expenses.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs.

Marketing costs for the three months ended September 30, 2007 were $2,286,000 and were $889,000, or 64%, higher than the comparable amount reported in the same period in 2006. We invested approximately $415,000 more to drive traffic to our Online Network in the third quarter of 2007 compared to the same period in 2006. We also hired an executive in the fourth quarter of 2006 to focus on our consumer marketing needs and purchased software to more efficiently manage the key word campaigns, which increased costs by approximately $217,000. Share-based compensation expense was also $198,000 higher in the third quarter of 2007 compared to the same period in 2006, and cost allocations and other expenses were $58,000 higher.

Marketing costs for the nine months ended September 30, 2007 of $5,863,000 were $2,425,000, or 71%, higher than in the same period in 2006 due $1,228,000 higher keyword campaign costs; $625,000 higher payroll and software costs supporting the new consumer marketing management team; and $440,000 higher share-based compensation expense. Cost allocations and other expenses were $132,000 higher in the nine months ended September 30, 2007 compared to the same period in 2006.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development, and other technology costs. Product development costs for the three months ended September 30, 2007 were $282,000, or 30%, higher than the comparable amount reported in the third quarter of 2006 due primarily to $199,000 higher human resource costs related to additional headcount; $132,000 higher share-based compensation expense; $53,000 higher costs associated with web analytics tools; offset by $41,000 lower outside contract labor; and $61,000 lower cost allocations and other expenses.

For the nine months ended September 30, 2007, product development costs of $3,329,000 were $563,000, or 20%, higher than the amount reported in the same period in 2006 due primarily to $295,000 higher human resource costs; $205,000 higher share-based compensation expense; $92,000 higher costs associated with web analytics tools; $117,000 higher outside contract labor; offset by $147,000 lower cost allocations and other expenses.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead and other general corporate expenses. In the third quarter of 2007, these costs were $368,000, or 7% higher than the comparable amount reported in the third quarter of 2006 due primarily to higher share-based compensation expense of $987,000; higher incentive compensation plan expense of $524,000 and higher rent expense of $152,000. These higher expenses were offset by lower legal and accounting fees of $774,000; lower bad debt expense of $358,000; lower human resource costs of $142,000; and lower infrastructure and other costs of $21,000.

For the nine months ended September 30, 2007, general and administrative expenses of $14,773,000 were $1,962,000, or 12%, lower than the same amount reported in the comparable period in 2006 due primarily to lower legal and accounting fees of $1,469,000; lower human resource costs of $585,000; $487,000 lower bad debt expense; lower share-based compensation expense of $490,000; lower travel expenses of $144,000; $125,000 lower telephone expenses; and net lower cost allocation and other infrastructure expenses of $387,000. These lower expenses were offset by higher incentive compensation plan expense of $818,000; higher rent expense of $613,000; $149,000 higher outside contract labor expenses; and higher bank service charges and merchant fees of $145,000.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2007 was $172,000, or 10%, higher than the amount reported in the same period in 2006 due to additions to furniture, fixtures and equipment, and the intangibles amortization associated with the Mortgage-calc.com acquisition in August 2006.

Interest Income

Interest income consists of income generated from invested cash and short-term investments. Interest income for the three and nine months ended September 30, 2007 was higher than the amounts reported in the same period in 2006 due to the $92.4 million net proceeds received in May 2006 from our secondary offering, and our cash generated from operations.

Income Taxes

The change in our effective tax rate in the three months ended September 30, 2007 compared to the same period in 2006 was primarily due primarily to the tax effects of incentive stock option grants and disqualifying dispositions of incentive stock options.

Liquidity and Capital Resources

	September 30,	December 31,
	2007	2006	Change
Cash and short-term investments	$140,573,813	$109,925,360	$30,648,453
Working capital	152,839,203	122,156,776	30,682,427
Stockholders' equity	199,204,290	170,154,519	29,049,771

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

As of September 30, 2007, we had working capital of approximately $152,839,000, and our primary commitments were approximately $9,259,000 in operating lease payments over the next ten years, and capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $8,419,000 through September 30, 2008. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of September 30, 2007.

		Payments Due
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations (1)	9,258,649	1,228,595	2,064,854	1,948,302	4,016,898
Purchase obligations (2)	241,799	211,790	30,009	-	-
Other long-term obligations	-	-	-	-	-
	$9,500,448	$1,440,385	$2,094,863	$1,948,302	$4,016,898

(1)	Includes our obligations under existing operating leases.

(2)	Represents base contract amounts for Internet hosting, co-location, content distribution and other infrastructure costs.

During the nine months ended September 30, 2007, we generated $25,852,000 of net cash from operating activities.   Our net income of $15,959,000 was adjusted for the impact of share-based compensation expense of $7,826,000; depreciation and amortization of $1,926,000; bad debt expense of $649,000; loss on disposal of assets $12,000; and a net positive change in the components of operating assets and liabilities of $844,000. Of this positive change in operating assets and liabilities, $2,830,000 resulted from an increase in accrued expenses; $1,493,000 resulted from a decrease in accounts receivable due to improved collections; $283,000 resulted from a decrease in prepaid expenses and other assets; $279,000 resulted from an increase in accounts payable; $35,000 resulted from an increase in other liabilities; and $391,000 resulted from a decrease in deferred revenue.   The increase in accrued expenses was due primarily to an increase in income taxes payable of $1,497,000; accrued keyword marketing costs of $354,000; accrued payroll of $246,000; deferred rent of $196,000; and a net change in other accrued expenses of $527,000.

Cash flows from investing activities include $96,331,000 in net sales of short-term investments (see Note 1 of Notes to Condensed Consolidated Financial Statements), and $467,000 in purchases of furniture, fixtures and equipment.

Cash flows from financing activities includes $3,849,000 in proceeds from the exercise of director and employee stock options, $1,497,000 in excess tax benefits related to stock options, and $81,000 in costs associated with our secondary offering of common stock in May 2006 for which invoices were received and paid during the second quarter of 2007.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2007, the Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company's management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

The Company's management, including its Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2007, nor subsequent to the date of their evaluation, that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

The Company believes that the allegations in the complaint are without merit and intends to vigorously defend against them. On October 19, 2007, the Company filed a motion for dismissal. Because the outcome of the suit is uncertain at this time, the Company cannot estimate the amount of loss, if any, that could result from an adverse resolution of this matter.

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

Bankrate, Inc.

Dated: November 6, 2007	By:	/s/ EDWARD J. DIMARIA
Edward J. DiMaria Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)