Form 10-K
period 2007-12-31
BANKRATE INC
filed 2008-03-17
CIK 1080866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company”,” in Rule 12b-2 of the Exchange Act.    ☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer    ☐  (Do not check if a smaller reporting company)    ☐  Smaller reporting company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     ☐  Yes    ☒  No

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the price at which the Common Stock was last sold on June 30, 2007 as reported by the NASDAQ Global Select Market was approximately $618,226,000. As of February 29, 2008, the registrant had outstanding 18,882,203 shares of Common Stock.

Documents Incorporated By Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 17, 2008, are incorporated by reference in Part III.

Introductory Note

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, as well as:

•	the willingness of our advertisers to advertise on our web sites;

•	interest rate volatility and our ability to manage the fluctuations in the demand for our advertisements;

•	our ability to develop and maintain a strong brand;

•	our ability to establish and maintain distribution arrangements;

•	our ability to integrate the business and operations of companies that we have acquired, and those we may acquire in the future;

•	our ability to realize expected benefits, including synergies, of companies that we have acquired, and those that we may acquire in the future;

•	our ability to maintain the confidence of our advertisers by detecting click-through fraud and unscrupulous advertisers;

•	the effect of unexpected liabilities we assume from our acquisitions;

•	the effects of expanding our operations internationally;

•	the impact of lawsuits to which we are a party;

•	the ability of consumers to access our Online Network through non-PC devices;

•	increased competition and its effect on our web site traffic, advertising rates, margins, and market share;

•	our ability to manage traffic on our web sites and service interruptions;

•	our ability to protect our intellectual property;

•	the effects of facing liability for content on our web sites;

•	the concentration of ownership of our common stock;

•	the fluctuations of our results of operations from period to period;

•	the accuracy of our financial statement estimates and assumptions;

•	our ability to adapt to technological changes;

•	our ability to secure debt or equity financing at acceptable terms;

•	the impact of legislative or regulatory changes affecting our business;

•	changes in consumer spending and saving habits;

•	changes in accounting principles, policies, practices or guidelines;

•	the effect of provisions in our Articles of Incorporation, Bylaws and certain laws on change-in-control transactions;

•	effect of changes in the stock market and other capital markets;

•	the strength of the United States economy in general;

•	changes in monetary and fiscal policies of the United States Government;

•	other risks described from time to time in our filings with the Securities and Exchange Commission; and

•	our ability to manage the risks involved in the foregoing.

Other factors besides those referenced could adversely affect our results and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Annual Report. We do not undertake to update any forward-looking statement, except as required by law.

PART I

Item 1.	Business

Overview

Bankrate, Inc. and its subsidiaries (the “Company”, “Bankrate”, “we”, “us”, “our”) own and operate an Internet-based consumer banking and personal finance network. Our flagship web site, Bankrate.com, is one of the web’s leading aggregators of information on more than 300 financial products and fees, including mortgages, credit cards, automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, we provide financial applications and information to a network of online distribution partners and national, regional and local publications. Through our online network (“Online Network”) which includes Bankrate.com, Interest.com, Insureme.com, Nationwidecardservices.com, Savingforcollege.com, Mortgage-calc.com, Bankrateselect.com, Feedisclosure.com, creditcardsearchengine.com, and Bankrate.com.cn (China) as well as co-branded web sites hosted by our Online Network of online distribution partners, we provide the tools and information that can help consumers make better informed financial decisions.

We regularly survey more than 4,800 financial institutions in more than 575 markets in all 50 states to compile the most current, objective, and unbiased information. We believe that this proprietary content drives traffic to our Online Network and gives us a distinct competitive advantage over our competitors. Because we have developed a reputation of providing current, objective and unbiased information, hundreds of print and online partner publications have come to depend on us as their trusted source for financial rates and information.

Bankrate was founded approximately 30 years ago as a print publisher of the newsletter Bank Rate Monitor. From 1976 through 1996, our principal business was the publication of print newsletters, the syndication of unbiased editorial bank and credit product research to newspapers and magazines and advertising sales of the Mortgage Guide and the Deposit Guide, a newspaper-advertising table consisting of product and rate information from local mortgage companies and financial institutions. The company that we operate today was incorporated in the State of Florida in 1993.

In 1996, we began our online operations by placing our editorially unbiased research on our web site, Bankrate.com. By offering our information online, we created new revenue opportunities through the sale of graphical and hyperlink advertising associated with our rate and yield tables. In fiscal 1997, we implemented a strategy to concentrate on building these online operations, and have added to and complimented these operations through acquisitions.

Today, we operate in two reportable business segments: online publishing and print publishing and licensing. The online publishing segment generally includes the operations of our Online Network. Our Online Network provides timely articles on a variety of financial topics that have been independently researched by our editorial department, which is staffed by journalists. Our editorial offerings, which are free to consumers, include channels on investing, taxes, college finances, financial advice and insurance. For example, Bankrate.com users can read advice and tips from the Tax channel, obtain ideas on how to finance a college education from the College Finance channel and ask a financial expert a question in the Advice channel. Features such as financial calculators and e-mail newsletters allow users to interact with our site. Our Rate Trend Index is a weekly poll of industry insiders designed to help consumers forecast interest rate trends. To complement our editorial offerings, we provide rate tables, which present, at no cost to the consumer, a detailed list of lenders by market and include relevant details to help consumers compare loan, deposit, credit card, insurance, and other personal finance products.

Our online publishing segment also includes the operations of Bankrate Select, a lead generation partnership, Nationwidecardservices.com, our newly acquired credit card business, and Savingforcollege.com, our newly acquired college finance business.

We operate a traditional media business on the Internet. We believe we have a high quality, informed audience who stand ready to transact with our advertisers. Bankrate.com is one of the leading web sites for financial information and advice according to comScore Media Metrix.

Our print publishing and licensing segment includes our traditional print publications and syndicated editorial content in more than 150 newspapers and three national magazines. The Mortgage and Deposit Guides are weekly newspaper-advertising tables consisting of product and rate information from local mortgage companies and financial institutions. The Mortgage and Deposit Guides appear weekly in approximately 500 U.S. metropolitan newspapers with combined single day circulation in excess of 40 million copies, and a television version, in Chicago Land TV. In addition to serving as a revenue source, we believe our print publications play a critical role in increasing our exposure, serving as branding opportunities, driving traffic to our web site, and absorbing part of the costs of producing our research and original editorial content.

For further discussion of our two reportable business segments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Critical Accounting Policies, and Note 7 to the Financial Statements elsewhere in this Form 10-K.

Recent Developments

We believe that an important component of our success has resulted from being recognized as a leader in providing fully researched, comprehensive, independent, objective financial content and data. As a result, we continue to maximize distribution of our research to gain brand recognition as a research authority. We continue to build greater brand awareness of our Online Network and to reach a greater number of online users. Bankrate.com had nearly 53 million unique visitors for the year ended December 31, 2006, and had nearly 60 million unique visitors for the year ended December 31, 2007, according to Omniture, a web analytics tool.

Our efforts during the past several years have been focused on developing Bankrate.com into a leading destination web site for consumer banking and personal finance information. Key drivers of our business include the content we produce, the number of in-market consumers visiting our Online Network, the page views they generate, and the demand of our Online Network advertisers. Since 2001, the number of advertisers on our web sites has grown steadily. Annual unique visitors and page views have grown from approximately 40 million and 237 million in 2001, to almost 60 million and 554 million in 2007, respectively.

Additionally, we have broadened the focus of our financial products research from 100 financial products in 155 markets in 2001 to more than 300 financial products in approximately 575 markets today. Our marketing efforts to generate traffic have evolved from primarily non-cash intensive programs such as sweepstakes and promotions into today’s key word search engine advertising campaigns, distribution of print editorial content including the “Bankrate.com” URL on all editorial and print listings, and extensive major news network television coverage of our on-staff CFA with Bankrate, Inc., referenced as the authority on consumer personal finance research. In 2001, we syndicated our editorial content and research to 97 newspapers compared to today’s 152 newspapers.

As a result of these efforts, we were able to take advantage of several acquisition opportunities over the past four years. On November 30, 2005, we acquired Wescoco, LLC (“FastFind”) and on December 1, 2005, we acquired Mortgage Market Information Services, Inc. and Interest.com (collectively, “MMIS/Interest.com”). We purchased FastFind, an Internet lead aggregator based in San Francisco, California for $10.1 million in cash. We acquired MMIS/Interest.com, which publishes Mortgage and Deposit Guides in over 300 newspapers and operates Interest.com, a web site that publishes financial rates and information connecting consumers with lenders, for $30 million in cash.

In August 2006, we acquired three web sites (Mortgage-calc.com, Mortgagecalc.com, and Mortgagemath.com) owned and operated by East West Mortgage, Inc. for $4.4 million in cash. We integrated the operations of the three web sites into our online publishing segment.

On December 5, 2007, we acquired certain assets and liabilities of Savingforcollege.com, LLC (“SFC”) for $2.25 million in cash, subject to Final Net Worth adjustments provided for in the Asset Purchase Agreement. That agreement also provides for up to $2.0 million in potential cash Earn-Out payments based on achieving certain performance metrics over the next two years. SFC, based in Rochester, New York, is a premier Internet destination for comprehensive, objective information about IRS Section 529 college savings plans. This acquisition strengthened our editorial data, our content and offerings to consumers and financial professionals by providing the opportunity to learn more about options for college financing.

On December 7, 2007, we acquired certain assets and liabilities of Nationwide Card Services, Inc. (“NCS”) for $26.4 million in cash, plus an additional Net Asset Purchase Payment of up to $1.2 million in cash as provided for in the Asset Purchase Agreement. That agreement also provides for up to with $7.0 million in potential cash Earn-Out Payments based on achieving specific financial performance metrics over the next two years. NCS, based in Memphis, Tennessee, markets a comprehensive line of consumer and business credit cards via the Internet.

In January 2008, we launched the beta version of the Bankrate China web site (Bankrate.com.cn) with a formal launch anticipated on or near April 1, 2008. Bankrate China will provide Chinese consumers with the same type of financial education programs that Bankrate.com provides to the domestic consumer with our financial basics, guides, calculators, product comparisons and rate information. To date, no revenue has been generated by Bankrate China nor do we anticipate a revenue contribution in 2008. There are currently no material long-lived assets recorded related to Bankrate China.

On February 5, 2008, we acquired certain assets and liabilities of InsureMe, Inc. (“InsureMe”) for $65 million in cash with an additional $20 million in potential cash earn-out payments based on achieving certain performance metrics over the next two years. InsureMe, based in Englewood, Colorado, operates a web site and has a relationship with a network of hundreds of affiliates that offer consumers competitive insurance rates for auto, home, life, health and long-term care. InsureMe sells consumer leads to insurance providers who in turn provide consumers quotes for a variety of consumer insurance products.

Also on February 5, 2008, we acquired certain assets and liabilities of Lower Fees, Inc. (“Fee Disclosure”) for $2.85 million in cash and an additional amount in cash in potential earn-out payments based on the achievement of certain financial performance metrics over the next five years. Fee Disclosure, based in Westlake Village, California, has developed a patent pending online portal to create an open marketplace to break down complicated vendor fees associated with the mortgage closing process. Fee Disclosure empowers consumers with comprehensive information to make informed real estate decisions and reduce their real estate and mortgage transaction costs. We expect this acquisition will begin to make a revenue contribution in fiscal 2009.

In 2008, we are focusing on:

•	Integrating our recent acquisitions to maximize synergies and efficiencies.

•	Optimizing the revenue from our cost per thousand impressions (“CPMs”) and cost per clicks (“CPCs”) on our Online Network including the integration of the new acquisitions.

•	Enhancing search engine marketing and keyword buying to drive targeted impressions into our Online Network.

•	Expanding our co-brand and affiliate footprint.

•	Increasing advertising for our Deposit Guide rate tables.

•	Continuing to broaden the breadth and depth of the personal finance content and products that we offer on our Online Network.

Our Opportunity

We believe many financial services customers remain relatively uninformed with respect to financial products and services and often rely upon personal relationships when choosing such products and services. It is our belief that many of these products and services are not well explained, and viable, equivalent alternatives typically are not presented when marketed to consumers through traditional media. As the marketing of many of these products and services moves to the Internet, consumers seek new sources of independent objective information such as Bankrate.com to facilitate and support their buying decisions. The interactive nature of the Internet allows us to display extensive research on financial products and services previously unavailable to consumers.

According to a 2004 Federal Reserve survey:

	Transaction Accounts	CDs	Stocks	Loan secured by primary residence	Installment loans	Credit card balances	Any debt
% of American Families that have:	91.3	12.7	20.7	47.9	46.0	46.2	76.4

We believe the majority of financial information available on the Internet is oriented toward investment advice and providing business news and stock market information, rather than personal and consumer finance information, advice and interest rate data. Our efforts are targeted to fulfill the slightly less competitive, but equally important demand for consumer banking and personal finance information. As a result, we believe we can maintain a loyal base of users comprised of targeted audiences that are attractive to our advertisers.

We have seen increased interest in our primary niches—mortgages, automobile loans, home equity loans, CD/savings accounts, college savings plans and insurance products. Our ability to provide a platform for frictionless communication between consumers and businesses has not changed. We believe that we are well-positioned to benefit from growth in the Internet personal finance advertising market.

Strategy

We believe that the consumer banking and personal finance sectors hold significant opportunities for growth and expansion. As we grow, we seek to consolidate our position as the industry leader in the gathering of rate data and to expand our brand recognition with consumers and partners. Elements of our strategy include:

•

Continuing to provide advertisers with high-quality, ready-to-transact consumers: By advertising on our Online Network, banks, brokers, insurance companies, credit card issuers and other advertisers are tapping into our strongest resource, consumers on the verge of engaging in a high-value transaction. By allowing advertisers to efficiently access these “in-market” consumers, we are helping advertisers lower their own costs of acquiring new customers, and ultimately creating a transaction that is beneficial for the advertiser, the consumer, and us.

•

Remaining an important brand in consumer personal finance data and content: We are continuing our strong push to remain a growing player in our market. We believe that we are the leader in our market based on a number of metrics, including revenue, the number of financial institutions surveyed, the number of pages viewed and the number of unique visitors each month. We plan to extend our U.S. leadership position in online comparative research for consumer mortgage and deposit products into additional vertical markets we cover such as college savings, insurance and credit cards. The recent acquisitions are initial components towards achieving this goal.

•

Continuing growth through partnering with top web sites: Our partner network provides our Online Network with a steady stream of visitors, with little to no up-front payment risk to us. As substantially all of these agreements are revenue-sharing, we only pay our partners a percentage of the revenue earned. We will continue to expand the breadth and depth of our product distribution offerings and services to consumers by distribution our newer products and content across our partner network.

Distribution Arrangements

Our distribution (or syndication) arrangements with other web site operators fall into two categories: (1) co-branding, in which we establish a “co-branded” site with another web site operator, and (2) licensing, in which we provide content to the other operator’s web site together with a hyperlink to Bankrate.com. Historically, co-branding is more effective in driving traffic to our Online Network than licensing.

We create co-branded sites pursuant to agreements with other web site operators. Generally, under a co-branded agreement, we host the co-branded web pages, sell and serve the graphical and CPC advertising, and collect advertising revenues, which are shared with the third party web site.

Under licensing arrangements, we provide limited content to other web sites in exchange for a fee. The content identifies Bankrate.com as its source and typically includes a hyperlink to the Bankrate.com web site.

Financial Product Research

Our research staff tracks comparative information on more than 300 financial products and services, including checking accounts, consumer loans, lines of credit, mortgages, certificates of deposit, savings accounts, credit cards, money market accounts, insurance products, credit cards, college savings products and other online accounts. We estimate that over 3 million items of data are gathered each day for approximately 575 markets across the United States from over 4,800 financial institutions. The information obtained includes not only interest rates and yields, but also related data such as lock periods, fees, points, and loan sizes for mortgages, and grace periods, late penalties, cash advance fees, cash advance annual percentage rates, annual percentage yields, minimum payments, and terms and conditions of credit cards. Once we compile our research, we include the information in searchable rate tables where consumers can compare financial products, free of charge.

We adhere to a strict methodology in developing our market survey and our institutional survey group. The market survey includes the 100 largest U.S. geographic markets, as defined by the U.S. Census Bureau’s Metropolitan Statistical Area categories and FDIC Market Report. The surveys also include certain secondary markets and other selected communities that represent areas of high growth.

In most instances, institutions in the survey group include the largest banks and thrifts within each geographic market based on total deposits. The number of institutions tracked within a given market is based on the types of financial products available and number of institutions in the market. In each of the largest 25 markets, we track at least 10 institutions. In each of the smaller markets, we track three or more institutions. We verify and adjust, if necessary, the institutions included in the survey group on an annual basis using deposit data reported to the FDIC. We do not include credit unions in the market survey group because product availability is based upon membership. However, we track the 50 largest U.S. credit unions as a separate survey group for comparison purposes.

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

The criteria for product listings consist of specific attributes such as loan size and term that are used to define each type of financial instrument in order to ensure uniformity in the products that are compared. Institutions may purchase hyperlink listings in our rate tables, but the advertising must comply with the same criteria we use for the listings created by our research department or we will remove the advertisements.

We are aware of the potential conflict of interest that could result from the sale of advertising to financial institutions while providing independent and objective research. However, we believe that our ability to provide independent and objective research has not been compromised by a potential conflict of interest, and we are committed to continue to prevent our research from being compromised in the future.

Editorial Content

In addition to our research department, as of December 31, 2007, we maintained a content team of 22 editors, writers, researchers, technical producers and designers who create original content, research studies and decision tools for our Online Network. We also have relationships with more than 30 freelance journalists. The reporters and editors of our Online Network have extensive combined media experience in newspaper, magazine, new media and or broadcast with a combined average of 21 years experience in journalism. We believe the quality of our original content plays a critical role in attracting visitors to our Online Network and to our co-branded partners’ web sites.

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

Print Publications

We continue to produce traditional print products to drive revenue and absorb part of the cost of producing research and original editorial content. Additionally, we believe that print publishing activities contribute to greater exposure, branding opportunities for and drives traffic to our Online Network. Our print publications activities include the following:

•	Mortgage Guide: We generate revenue through the sale of mortgage rate and product listings in approximately 500 newspapers across the United States with combined daily circulation in excess of

40 million copies. We enter into agreements with the newspapers for blocks of print space, which is in turn sold to mortgage lenders and we share the revenue with the newspapers on a percentage basis.

•

Deposit Guide: We generate revenue through the sale of deposit rate and product listings in 13 newspapers across the United States with combined daily circulation of more than 8 million copies. We enter into agreements with the newspapers for blocks of print space. This print space is then sold to financial institutions and we share a percentage of the revenue with the newspapers. on a percentage basis.

•

Syndication of Editorial Content and Research: We syndicate editorial research to more than 150 newspapers, which have a combined Sunday circulation of more than 40 million copies, and three national magazines with combined monthly circulation in excess of 3 million copies.

•

Newsletters: We publish three newsletters: 100 Highest Yields and Jumbo Flash Report, which target individual consumers, and Bank Rate Monitor, which targets an institutional audience. These newsletters provide bank deposit, loan and mortgage interest rate information with minimal editorial content.

•

Free Standing Inserts: We create a free standing publication with our original editorial content that is inserted into a newspaper. We then sell sponsorship of the free standing publication to an advertiser.

For the fiscal years ended December 31, 2007, 2006 and 2005, the percentage of total revenue generated by Mortgage and Deposit Guide advertising was 11%, 18% and 10%, respectively.

Consumer Marketing

Our primary marketing expenditures are for key word cost-per-click advertising campaigns on Internet search engines. We actively conduct earned media public relations campaigns to promote our editorial content and personnel to the consumer and trade media. Bankrate spokespersons are routinely featured in newspapers, magazines and in broadcast media, and are promoted to and are featured as expert commentators on, major broadcast and cable news programs and talk radio. In 2007, Bankrate experts were quoted or we were referenced in over 1,000 media exposures. Our spokespersons were featured in 127 television interviews, including The Today Show, CBS’ The Early Show, The Fox Cable Network, MSNBC, CNBC, and CNN; 703 print articles, including The New York Times, The Wall Street Journal and USA Today; and about 250 interviews on numerous talk radio broadcasts. Finally, we produce “The Bankrate.com Personal Finance Minute” which is distributed to XM radio and selected terrestrial radio stations throughout the U.S.

Bankrate.com’s home page and other key pages of our Online Network routinely rank at or near the top of major search engines’ natural (unpaid) listings for highly coveted key words and phrases related to banking products, and we generate significant traffic and revenue organically from such placements. The high rankings are largely a result of our success at creating highly relevant, widely read content, distribution links, and because our personnel stay abreast of and use various search optimization techniques.

Bankrate Select

In early 2007 we re-launched our lead generation business as Bankrate Select on our FastFind platform. In doing so we focused on access to a well established lender network, which we believe better and more fully monetizes the leads we generate. We believe visitors to our Online Network value and trust the Bankrate brand and we expect that the click and conversion rates will continue to improve with the implementation of Bankrate Select.

Advertising Sales

The sales team sells online and offline advertising to national, regional and local advertisers. The sales staff focuses on several segments of the financial industry: lending (mortgage, home equity and auto loans), banking

(CDs, MMAs and credit cards) and general personal finance (college loans, taxes, insurance and retirement) as well as other consumer oriented products, such as automotive. We have three sales regions with offices in each region: East (New York City), Midwest (Chicago), and West (San Francisco and Orange County). Each salesperson is responsible for a designated geographic region of the United States. They are paid based on their individual performance within their territory.

The sales team is responsible for selling all of our products including graphic advertising on our Online Network, hyperlink listings on the Bankrate rate tables, and rate table listings in the Mortgage and Deposit Guides. We believe this approach enhances the value for advertisers and direct marketers by (1) alleviating the need to purchase advertising from numerous vendors, (2) providing advertisers and direct marketers the opportunity to optimize their marketing dollars among four different products, and (3) offering integrated marketing packages that meet the strategic needs of our advertisers., Advertisers and direct marketers can enhance the effectiveness of their campaigns by customizing advertising delivery on our Online Network within a particular content channel, geographically or across an entire network.

For the fiscal years ended December 31, 2007, 2006 and 2005, the percentage of total revenue generated by graphic advertising was 49%, 47% and 56%, respectively. For the fiscal years ended December 31, 2007, 2006 and 2005, the percentage of total revenue generated by hyperlink advertising was 39%, 34% and 32%, respectively.

Our advertisers can target prospective customers using several different approaches:

•	Focusing on consumers in specific situations, such as those who are first-time home buyers, or those actively shopping for home equity loans;

•	Targeting specific geographic and product areas; for example, CD shoppers in Georgia; or either criteria—all consumers interested in CDs, or all consumers from Georgia; and

•	General rotation throughout our Online Network.

Graphic Advertising

Our most common graphic advertisement sizes are leader boards (728 x 90 pixels) and banners (486 x 60 pixels), which are prominently displayed at the top or bottom of a page, skyscrapers (160 x 600 or 120 x 600 pixels), islands (250 x 250 pixels), and posters (330 x 275 pixels). Posters are oversized advertisements that contain more information than traditional banner advertisements. With the launch of the new web site in 2008, we plan to accommodate additional advertisement configurations including video dynamically. The new web site will also provide dynamic page reformatting to help optimize the monetization of the site. These advertisements can be targeted to specific areas of our Online Network or on a general rotation basis. In addition, we offer product specific issues that are available for single sponsorships. Rates for product specific issues are based on expected impression levels and additional content requirements. Advertising rates may vary depending upon the product areas targeted (home equity has a higher CPM than auto), geo-targeting (a premium for targeting advertisements to a specific state), the quantity of advertisements purchased by an advertiser, and the length of time an advertiser runs an advertisement on our Online Network.

We also offer product specific issues that are available for single sponsorships. Rates for product special issues are based on expected impression levels and additional content requirements.

Our graphic advertisements are sold to advertisers according to cost-per-thousand impressions (“CPM”) the advertiser receives, and in fixed-billed campaigns. The amount of advertising we sell is a function of (i) the number of visitors to our Online Network, (ii) the number of ad pages we serve to these visitors, (iii) the number of advertisements per page, and (iv) advertiser demand.

Providing effective tools for managing advertising campaigns is essential to maintaining advertising relationships. We use a state-of-the-art program under license from a third-party that allows our advertisers to monitor the impressions received and click-through ratios generated. We also allow third-parties to serve our customers’ advertisements.

Hyperlinks

Financial institutions that are listed in our rate tables have the opportunity to hyperlink their listings. By clicking on the hyperlink, users are taken to the institution’s web site. Prior to October 1, 2005, hyperlinks were sold under flat dollar fee per month contracts that ranged primarily between three and twelve months.

Our hyperlinks were converted to a “cost-per-click” or CPC pricing model on October 1, 2005. Under this arrangement, advertisers pay Bankrate a specific, pre-determined cost each time a consumer clicks on that advertiser’s hyperlink or phone icon (usually found under the advertiser’s name in the rate table listings). All clicks are screened for fraudulent characteristics by an independent third party vendor and then charged to the advertiser’s account.

We also sell text links on our rate pages to advertisers on a CPC basis. Advertisers enter an auction bidding process on a third party web site for placement of their text link based on the amount they are willing to pay for each click through to their web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted rate during the auction bidding process.

Lead Generation

We sell leads to advertisers, lenders, insurance companies, brokers, credit card issuers financial institutions and other customers. The method we use to monetize this revenue opportunity varies depending on the products and customers, between cost per lead and cost per approved application. In general, we have found that the most effective means for monetizing this business is cost per approved application as a result of the quality consumers on Bankrate.com and the associated high conversion rates. We anticipate growing our lead generation business in insurance, credit cards, lending, college savings, retirement and other products with more comprehensive content and site functionality, additional consumer traffic as well as the new acquisitions which provide Bankrate with the monetization platforms to process Bankrate.com traffic.

Advertisers

We market to local advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country. We do not have any advertiser concentration above 5% of revenue within either the graphic or hyperlink channel. Bankrate.com is attractive to both the larger advertisers such as Citi Bank, Bank of America, Countrywide, HSBC and others attracted to the high quality in market audience as well as hundreds of smaller local advertisers who can compete with the larger advertiser on our detailed rate research tables through competitive rates or service.

Competition

We compete for advertising revenues across the broad category of personal finance information, both in traditional media such as newspapers, magazines, radio, and television, and in the developing market for online financial information. There are many competitors that have substantially greater resources than we do. Our online and print competition includes the following:

•	Personal finance sections of general interest web sites such as Yahoo! Finance, AOL Money & Finance and MSN Money;

•	Personal finance destination sites such as The Motley Fool, MarketWatch, SmartMoney.com, Kiplinger.com and CNNMoney.com;

•	E-commerce oriented sites that include banking and credit products such as LendingTree;

•	Lead aggregators such as LowerMyBills, iHomeowners and NexTag;

•	Print mortgage table sellers like National Financial News Service;

•	Rate listing web sites, such as Realtor.com/Move.com, Informa Research Services and Loans.com/CarsDirect; and

•	Keyword CPC advertising sites/networks such as Google, Yahoo! Search Marketing, and Ask.com.

Competition in the online publishing segment is generally directed at growing users and revenue using marketing and promotion to increase traffic to web sites. We believe that our original content, focus and objective product information differentiate us from our competitors. We believe that the market for our print publishing and licensing segment is highly concentrated.

Seasonality

We believe our online publishing segment in terms of page views can be affected by seasonality primarily in the fourth quarter in which case unique visitors and page views are generally lower due to the holiday period in November and December. In 2007, page views in the fourth quarter were 131.0 million, 13.2 million, or 9%, lower than the third quarter in 2007, and 10.4 million, or 9%, higher than the fourth quarter of 2006. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of our traffic and page views.

Operations

We currently operate our Online Network and supporting systems on servers at a secure third-party co-location facility in Atlanta, Georgia. This third-party facility is manned, and our infrastructure and network connectivity are monitored continuously, on a 24 hours a day, 365 days a year basis. In March 2006, we also added a presence at a similar data center in Denver, Colorado. The additional data center primarily operates systems related to our web sites other than Bankrate.com. Selected critical services are operated actively and simultaneously from both data centers. The two data centers are key to our business continuity strategy, providing additional recovery options if either data center should suffer a major outage. These facilities are powered continuously from multiple sources, including uninterruptible power supplies and emergency power generators. The facilities are connected to the Internet with redundant high-speed data lines. The systems at each data center are protected by a multi-layered security system including multiple firewalls at each data center. To provide maximum scalability, many of our high-traffic web pages are served from an independent content distribution network. Multi-node clusters or multiple load shared systems are used for key functions, including web serving, ad serving, and SQL databases. The vast majority of the information presented on our web sites, including back-end databases that provide the raw information, is stored and delivered via such multi-node or multi-system configurations from one or both of the co-location facilities.

All of our systems are controlled and updated remotely via encrypted virtual private network (“VPN”) links to our operating locations. The technical services team, based in North Palm Beach, Florida, has established extensive monitoring of all key systems, originating from multiple locations and methodologies, to provide continuous real-time response capability should key systems or network connections fail. Much of the content on our various web sites is prepared on systems located in the secure server room in our North Palm Beach location, then transferred at scheduled intervals via the VPN to the systems at the co-location facilities. The North Palm Beach facility systems are also powered by uninterruptible power supply units, have multiple Internet connections, and backup generators. In the event that North Palm Beach or any other location is temporarily unavailable, temporary access is established from alternative locations to provide continuity for key operations and content updates.

Proprietary Rights

Our proprietary intellectual property consists of our unique research and editorial content, our web sites and our URLs. In connection with the acquisition of Fee Disclosure, we acquired a patent pending online portal to create an open marketplace to break down complicated vendor fees associated with the mortgage process. We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure to protect this content. In addition, we license some of our data and content from other parties. Our copyrights, trademarks and licenses expire at various dates, and none is individually significant.

Employees

As of February 29, 2008, we employed 277 people. We have never had a work stoppage and none of our employees is represented under collective bargaining agreements. We consider our employee relations to be favorable.

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

Risks Related to Our Business

Our Success Depends on Internet Advertising Revenue

We have historically, and we expect to continue, to derive approximately 90% of our revenue through the sale of advertising space and hyperlinks on our Online Network. Any factors that limit the amount advertisers are willing to spend on advertising on our web sites could have an adverse effect on our business. These factors may include our ability to:

•	maintain a significant number of unique web site visitors and corresponding significant reach of Internet users;

•	compete with alternative advertising sources;

•	maintain a significant number of sellable impressions generated from web site visitors available to advertisers;

•	accurately measure the number and demographic characteristics of our visitors;

•	successfully sell and market our Online Network to our advertisers;

•	handle temporary high volume traffic spikes to our Online Network;

•	convince traditional media advertisers to advertise on our Online Network; and

•	increase our web site traffic.

Most of our advertising contracts are short-term and are subject to termination by the advertiser at any time. Advertisers who have longer-term contracts may fail to honor their existing contracts or fail to renew their contracts. If a significant number of advertisers or a few large advertisers decide not to continue advertising on our web sites, we could experience an immediate and substantial decline in our revenues over a relatively short period of time.

Our Success Depends on Interest Rate Volatility

We provide interest rate information for mortgages and other loans, credit cards and savings accounts. Visitor traffic to our web sites tends to increase with interest rate movements. Factors that have caused significant visitor fluctuations in the past have been Federal Reserve Board actions and general market conditions affecting home mortgage interest rates. Additionally, the level of traffic to our web sites can be dependent on interest rate levels as well as mortgage financing activity. Accordingly, a slowdown in mortgage production volumes could have an adverse effect on our business. Conversely, a sudden, steep drop in interest rates could dramatically increase our page views such that we would be unable to sell sufficient advertisements to take full advantage of the spike in traffic.

We believe that as we continue to develop our web sites with broader personal finance topics, the percentage of overall traffic seeking mortgage information will remain stabilized at current levels. To accelerate the growth of traffic to our web sites, we are working with our syndication partners to provide timely content, and we are aggressively promoting products not related to mortgage activity. If we are otherwise unable to increase or maintain traffic to areas of our web sites other than mortgage information, we will be more dependent on interest rate levels and mortgage refinancing activity.

Our Business Depends on a Strong Brand, Thus We Will Not be Able to Attract Visitors and Advertisers if We Do Not Maintain and Develop Our Brands

It is critical for us to maintain and develop our brands so as to effectively expand our visitor base and our revenues. Our success in promoting and enhancing our brands, as well as our ability to remain competitive, depends on our success in offering high quality content, features and functionality. If we fail to promote our brands successfully or if visitors to our web sites or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting visitors and advertisers.

Risks Associated with Our Strategic Acquisitions Could Adversely Affect Our Business

We have acquired a number of companies in the past, and we expect to make additional acquisitions and strategic investments in the future. For example, in late 2005, we acquired FastFind and MMIS/Interest.com; in 2006 we acquired Mortgagecalc.com; in 2007 we acquired NCS and SFC; and in 2008 we acquired InsureMe and Fee Disclosure. We will continue to consider acquisitions and joint ventures as a means of enhancing shareholder value. Our success in integrating our acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate the technical operations and personnel of the acquired companies, and achieve the expected financial results, synergies and other benefits from our acquisitions.

In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities or the dilution of our stockholders’ ownership through issuance of additional stock. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated.

It is also possible that expected synergies from future acquisitions may not materialize. We may also incur costs and divert management attention through potential acquisitions that are never consummated. Future impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges, could also occur as a result of acquisitions.

Despite our due diligence investigation of each business that we acquire, there may be liabilities of the acquired companies that we fail to or are unable to discover during the due diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.

Our ability to consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing.

We Plan to Expand Operations in China and Possibly Other International Markets in Which We May Have Limited Experience

We plan to expand Bankrate branded online properties in China and possibly other international markets. We have developed a Bankrate web site written in Mandarin for the Chinese market. As we expand into international markets, we will have only limited experience in marketing and operating our products and services in those markets. Certain international markets may be slower than domestic markets in adopting the Internet as an advertising and commerce medium and so our operations in international markets may not develop at a rate that supports our level of investment. In addition, international consumers may not adopt the Internet for personal finance information at all or as quickly, as U.S. consumers.

Our Planned Chinese Operations, as Well as Any Other International Operations We Commence, Are Subject to Increased Risks Which Could Harm Our Business, Operating Results and Financial Condition

We face certain risks inherent in doing business internationally, including:

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing and simultaneously managing foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	longer payment cycles;

•	credit risk and higher levels of payment fraud;

•	currency exchange rate fluctuations;

•	political or social unrest or economic instability;

•	seasonal volatility in business activity;

•	risks related to government regulation or required compliance with local laws in certain jurisdictions; and

•	potentially adverse tax consequences.

One or more of these factors could harm our future international operations and consequently, could harm our brand, business, operating results, and financial condition.

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

More Individuals Are Using Non-PC Devices to Access the Internet, and Our Online Network May Not be Accepted by Such Users

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

Adverse Resolution of Litigation May Harm Our Operating Results or Financial Condition

We are party to lawsuits in the normal course of business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Item 3, “Legal Proceedings.”

Our Success Depends on Establishing and Maintaining Distribution Arrangements

Our business strategy includes the distribution of our content through the establishment of co-branded web pages with high traffic business and personal finance sections of online services and web sites. Providing access to these co-branded web pages is a significant part of the value we offer to our advertisers. We compete with other Internet content providers to maintain our current relationships with other web site operators and establish new relationships. In addition, as we expand our personal finance content, some of these web site operators may perceive us as a competitor. As a result, they may be unwilling to promote distribution of our banking and credit content. If our distribution arrangements do not attract a sufficient number of visitors to support our current advertising model, or if we do not establish and maintain distribution arrangements on favorable economic terms, our business could be adversely affected.

We May Be Required to Record a Significant Charge to Earnings If Our Goodwill or Amortizable Intangible Assets Become Impaired

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include unanticipated competition, loss of key personnel, or a significant adverse change in the business environment. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill, amortizable intangible assets or investments in equity interests is determined. This could adversely impact our results of operations.

Risks Related to Our Industry, the Internet and Our Technology Infrastructure

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

Decreases or Delays in Advertising Spending by Our Advertisers Due to General Economic Conditions Could Harm Our Ability to Generate Advertising Revenues

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive substantially all of our revenues from advertising, any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

The Continuation of the Current Credit and Liquidity Market Conditions Could Adversely Impact Our Business

Over the past 12 months, a combination of rising interest rates and softening real estate prices throughout the United States culminated in a significant increase in borrowers unable to make their mortgage payments and increased foreclosure rates. Lenders in certain sections of the housing and mortgage markets were forced to close or limit their operations. In response, financial institutions have tightened their underwriting standards, limiting the availability of sources of credit and liquidity, and prospective home buyers have elected to delay the purchase of homes until housing prices bottom out. A continued decrease in both the supply and the demand for loan products could adversely impact the demand for our advertising space on our Online Network and in the Mortgage Guide.

Our Web Sites May Encounter Technical Problems and Service Interruptions

In the past, our web sites have experienced significant increases in traffic in response to interest rate movements and other business or financial news events. The number of our visitors has continued to increase over time, and we are seeking to further increase our visitor traffic. As a result, our Internet servers must accommodate spikes in demand for our web pages in addition to potential significant growth in traffic.

Our web sites have in the past, and may in the future, experience slower response times or interruptions as a result of increased traffic or other reasons. These delays and interruptions resulting from failure to maintain Internet service connections to our site could frustrate visitors and reduce our future web site traffic, which could have an adverse effect on our business.

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

We Rely on the Protection of Our Intellectual Property

Our intellectual property includes our unique research and editorial content of our web sites, our URLs, and print publications. We rely on a combination of copyrights, patents, trademarks, trade secret laws, and our policy and restrictions on disclosure to protect our intellectual property. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information. Despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our web sites or print publications without authorization. A failure to protect our intellectual property in a meaningful manner could have an adverse effect on our business.

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

Future Government Regulation of the Internet is Uncertain and Subject to Change

As Internet commerce continues to evolve, increasing regulation by federal or state agencies or foreign governments may occur. Such regulation is likely in the areas of privacy, pricing, content and quality of products and services. Additionally, taxation of Internet use or electronic commerce transactions may be imposed. Any regulation imposing fees for Internet use or electronic commerce transactions could result in a decline in the use of the Internet and the viability of Internet commerce, which could have an adverse effect on our business.

We May Be Limited or Restricted in the Way We Establish and Maintain Our Online Relationships by Laws Generally Applicable to Our Business, or We May Be Required to Obtain Certain Licenses

State and federal lending laws and regulations generally require the accurate disclosure of the critical components of credit costs so that consumers can readily compare credit terms from various lenders. In addition, these laws and regulations impose certain restrictions on the advertisement of these credit terms. Because we are an aggregator of rate and other information regarding many financial products online, we may be subject to some of these laws and regulations. We believe that we have structured our web sites to comply with these laws and regulations. However, if these laws and regulations are changed, or if new laws or regulations are enacted, these events could prohibit or substantially alter the content we provide on our web sites. Moreover, such events could adversely affect our business, results of operations and financial condition.

We are also required to obtain licenses from various states to conduct parts of our business. In the case of Bankrate Select, many states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states. Licenses or rights currently held by us may be revoked prior to their expiration, or we may be unable to renew such licenses. In addition, we may not be granted new licenses or rights for which we may be required to apply for from time to time in the future. Furthermore, because the licensing laws of each state change frequently and are difficult to determine their applicability, we may unknowingly operate Bankrate Select without a required license.

The Telecommunications Infrastructure in China, Which is Not as Well Developed as in the United States, May Limit Our Growth in China

The telecommunications infrastructure in China is not well developed. Our growth in China will depend on the Chinese government and state-owned enterprises establishing and maintaining a reliable Internet and telecommunications infrastructure to reach a broader base of Internet users in China. The Internet infrastructure, standards, protocols and complementary products, services and facilities necessary to support the demands associated with continued growth may not be developed on a timely basis or at all by the Chinese government and state-owned enterprises.

The High Cost of Internet Access May Limit the Growth of the Internet in China and Impede Our Growth

Access to the Internet in China remains relatively expensive, and may make it less likely for users to access and transact business over the Internet. Unfavorable rate developments could further impede our strategy to grow visitor traffic to our sites in China.

Risks Related to Corporate Control and Our Stock Price

Our Ownership is Heavily Concentrated

At December 31, 2007, approximately 25% of our outstanding common stock was beneficially owned by our officers and directors, including Peter C. Morse, a director and our largest shareholder, who beneficially owned approximately 21% of our outstanding common stock. As a result, our officers and directors, if acting together, may be able to exercise significant influence over matters requiring shareholder approval, including the election of our directors and significant corporate transactions. This influence could be used to prevent or significantly delay another company or person from acquiring or merging with us, and could inhibit our liquidity and affect trading in our common stock.

Our Articles of Incorporation, Bylaws, and Certain Laws and Regulations May Prevent or Delay Transactions You Might Favor, Including a Sale or Merger of Us

Provisions of our Articles of Incorporation, Bylaws, certain laws and regulations and various other factors may make it more difficult and expensive for companies or persons to acquire control of us without the consent of our Board of Directors. It is possible, however, that you would want a takeover attempt to succeed because, for example, a potential buyer could offer a premium over the then prevailing price of our common stock.

For example, our Articles of Incorporation permit our Board of Directors to issue preferred stock without stockholder action. The ability to issue preferred stock could discourage a company from attempting to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. Additionally, our Articles of Incorporation and Bylaws divide our Board of Directors into three classes, as nearly equal in size as possible, with staggered three-year terms. One class is elected each year. The classification of our Board of Directors could make it more difficult for a company to acquire control of us. We are also subject to certain provisions of the Florida Business Corporation Act and our Articles of Incorporation that relate to business combinations with interested stockholders. Other provisions in our Articles of Incorporation or Bylaws that may discourage takeover attempts or make them more difficult include:

•	Supermajority voting requirements to remove a director from office;

•	Provisions regarding the timing and content of stockholder proposals and nominations;

•	Supermajority voting requirements to amend Articles of Incorporation; and

•	Absence of cumulative voting.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2007 fiscal year and that remain unresolved.

Item 2.	Properties

Our principal administrative, sales, web operations, marketing and research functions are located in one leased facility in North Palm Beach, Florida. The lease is for approximately 20,900 square feet of office space and expires on December 31, 2016. We entered into this lease on November 3, 2005. The initial lease term is for 10 years with an option to renew for one additional 5-year term. In addition to our main office facility, we lease approximately 23,000 square feet of office space at various properties in the United States and 3,200 square feet in China. We use the properties for administration, sales, operations, and business development. The leases expire at various times.

Our Online Publishing segment uses approximately 94% of our total square feet of our facilities.

We believe that all of our facilities are adequate and suitable for operations in the foreseeable future. However, we may undertake the expansion of certain facilities from time to time in the ordinary course of business.

See Note 6 to the financial statements in Item 8 below for more information about our leased facilities.

Item 3.	Legal Proceedings

On July 20, 2007, BanxCorp, a privately held company located in White Plains, New York, filed a complaint against us in the United States District Court for the District of New Jersey. The complaint alleges that we engaged in a plan of misconduct that has unreasonably restrained trade and substantially lessened competition in the marketplace, thereby monopolizing trade and commerce. BanxCorp alleges that we engaged in predatory pricing, vendor lock-in, exclusionary product and distribution bundling and tie-in arrangements, anticompetitive acquisitions and market division agreements.

The action brought by the complaint is for unspecified equitable and monetary relief under the Sherman and Clayton Acts, including treble damages, and under state statutes, including the New Jersey Antitrust Act.

We believe that the allegations in the complaint are without merit and intend to vigorously defend against them. On October 19, 2007, we filed a motion for dismissal. The motion has now been fully briefed and is pending in the District Court. Because the outcome of the suit is uncertain at this time, we cannot estimate the amount of loss, if any, that could result from an adverse resolution of this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the stock symbol “RATE”.

The prices per share reflected in the table below represent, for the periods indicated, the range of highest and lowest closing prices for our common stock on the NASDAQ Global Select Market.

	HIGH	LOW
Year ended December 31, 2006
First quarter	$43.56	$28.91
Second quarter	51.87	31.82
Third quarter	38.39	26.45
Fourth quarter	41.36	25.60

Year ended December 31, 2007
First quarter	$44.77	$32.94
Second quarter	50.69	33.91
Third quarter	51.96	36.21
Fourth quarter	53.05	35.92

The number of shareholders of record of our common stock as of February 29, 2008, was approximately 10,814.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph provides a comparison of the cumulative total stockholder return on our common stock for the period from December 31, 2002 through December 31, 2007, against the cumulative stockholder return during such period achieved by the NASDAQ Global Select Market Index for U.S. Companies (“Nasdaq US”) and the Hemscott Internet Information Providers Index (“Hemscott Group Index”). The graph assumes that $100 was invested on December 31, 2002 in our common stock and in each of the comparison indices, and assumes reinvestment of dividends. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

	Bankrate, Inc.	NASDAQ Market Index	Hemscott Group Index
December 31,
2002	$100	$100	$100
2003	322	150	278
2004	360	163	407
2005	767	167	619
2006	986	184	604
2007	1,249	202	824

Item 6.	Selected Financial Data

The selected financial data set forth below should be read in conjunction with the financial statements and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of income data for the year ended December 31, 2007, and the balance sheet data as of December 31, 2007, are derived from, and are qualified by reference to, the financial statements of Bankrate, Inc. included elsewhere in this Form 10-K, which financial statements have been audited by Grant Thornton LLP, independent registered public accounting firm. The audit report is included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2006 and 2005, and the balance sheet data as of December 31, 2006, are derived from, and are qualified by reference to, the financial statements of Bankrate, Inc. included elsewhere in this Form 10-K, which financial statements have been audited by KPMG LLP, independent registered public accounting firm. The audit report is included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2004 and 2003, and the balance sheet data as of December 31, 2005, 2004, and 2003 have been derived from audited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
(In thousands except share and per share data)	2007 (A)	2006	2005 (B)	2004	2003
Statement of Income Data:
Revenue:
Online publishing	$83,695	$63,971	$43,296	$33,942	$31,368
Print publishing and licensing	11,897	15,679	5,753	5,262	5,253

Total revenue	95,592	79,650	49,049	39,204	36,621

Cost of revenue:
Online publishing	15,149	11,101	7,389	5,535	4,514
Print publishing and licensing	10,698	13,846	5,346	4,359	4,044

Total cost of revenue	25,847	24,947	12,735	9,894	8,558

Gross margin	69,745	54,703	36,314	29,310	28,063

Operating expenses:
Sales	6,384	5,055	3,684	4,187	5,040
Marketing	8,475	4,836	5,923	6,357	5,496
Product development	4,656	3,621	2,457	2,406	2,271
General and administrative	19,853	21,835	9,035	6,667	5,813
Legal settlements	—	3,000	—	510	—
Severance charge	—	—	—	260	—
Depreciation and amortization	2,731	2,402	895	743	681

	42,099	40,749	21,994	21,130	19,301

Income from operations	27,646	13,954	14,321	8,180	8,762
Other income (expense), net	6,688	2,961	933	410	243
Gain on insurance proceeds	—	—	221	—	—

Income before income taxes	34,334	16,915	15,474	8,590	9,005
Income tax (provision) benefit	(14,280)	(6,911)	(5,800)	4,766	3,100

Net income	$20,054	$10,004	$9,674	$13,356	$12,105

Basic and diluted net income per share:
Basic	$1.09	$0.58	$0.61	$0.87	$0.84

Diluted	$1.04	$0.56	$0.57	$0.84	$0.79

Weighted average common shares outstanding:
Basic	18,423,414	17,332,632	15,809,259	15,438,097	14,473,151
Diluted	19,356,039	17,845,754	16,922,218	15,975,382	15,299,734

	As of December 31,
(In thousands)	2007 (A)	2006	2005 (B)	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$125,058	$13,125	$3,480	$27,735	$20,874
Short-term investments	—	96,800	—	—	—
Working capital	139,437	122,157	9,809	33,628	23,898
Intangible assets, net	27,485	14,441	11,652	—	—
Goodwill	43,720	30,039	30,035	—	—
Total assets	228,354	176,684	62,553	46,007	28,983
Total stockholders’ equity	217,266	170,155	52,853	42,334	24,925

(A)	Includes the acquired operations of Nationwide Card Services, Inc., and Savingforcollege.com, LLC, as of and for the period from the date of acquisition to December 31, 2007.
(B)	Includes the acquired operations of Wescoco LLC, and Mortgage Market Information Services, Inc. and Interest.com as of and for the period from December 1, 2005 to December 31, 2005.

Items 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A—Risk Factors of this Annual Report for a more detailed discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, factors other than those discussed in the Introductory Note, in Items 1A—Risk Factors or elsewhere in this Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

The MD&A is divided into sections entitled “Executive Summary,” “Results of Operations,” “Quarterly Results of Operations,” “Liquidity and Capital Resources,” “Off Balance Sheet Arrangements,” and “Accounting Policies.” Information therein should help provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2007 compares to prior years.

EXECUTIVE SUMMARY

Overview

Bankrate, Inc. and its subsidiaries (the “Company,” “Bankrate”, “we”, “us”, “our”) own and operate an Internet-based consumer banking and personal finance network. Our flagship web site, Bankrate.com, is one of the web’s leading aggregators of information on more than 300 financial products and fees, including mortgages, credit cards, automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans, online banking fees, insurance products, credit cards, college finance and other financial products. Additionally, we provide financial applications and information to a network of online distribution partners and national, regional and local publications. Through our Online Network, which includes Bankrate.com, Interest.com, Nationwidecardservices.com, creditcardsearchengine.com, Insureme.com, Savingforcollege.com, Mortgage-calc.com, Feedisclosure.com, and Bankrate.com.cn (China), as well as co-branded web sites hosted by Our Network of online distribution partners, we provide the tools and information that can help consumers make better informed financial decisions. Our Online Network also includes operations of Bankrate Select, our mortgage loan lead generator partnership, and Nationwidecardservices.com, our newly acquired credit card lead generating business. We acquired Insureme.com and Feedisclosure.com in February 2008.

In addition to our Online Network, we also produce traditional print products, including the Mortgage Guide and the Deposit Guide, as well as three newsletters. We also syndicate our original editorial content to major print publications such as The Wall Street Journal, The New York Times, USA Today and others.

We operate a traditional media business on the Internet. We believe we have a high quality, informed audience who stand ready to transact with our advertisers. Bankrate.com is one of the leading web sites for financial information and advice according to comScore Media Metrix.

We regularly survey more than 4,800 financial institutions in more than 575 markets in all 50 states to compile the most current, objective, and unbiased information. Because we have developed a reputation of providing current, objective, and unbiased information, hundreds of print and online partner publications have come to depend on us as their trusted source for financial rates and information.

We believe that an important component of our success has resulted from being recognized as the leader in providing fully researched, comprehensive, independent, objective financial content and data. As a result, continue to maximize distribution of our research to gain brand recognition as a research authority. We continue to build greater brand awareness of our Online Network and to reach a greater number of online users. Bankrate.com had nearly 53 million unique visitors for the year ended December 31, 2006, and had nearly 60 million unique visitors for the year ended December 31, 2007, according to Omniture, a web analytics tool.

We market to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country. Financial institutions that are listed in our rate tables have the opportunity to hyperlink their listings. By clicking on the hyperlink, users are taken to the institution’s web site. Our hyperlinks were converted to a “cost-per-click” or CPC pricing model on October 1, 2005. Under this arrangement, advertisers pay Bankrate a specific, pre-determined cost each time a consumer clicks on that advertiser’s hyperlink or phone icon (usually found under the advertiser’s name in the rate table listings). All clicks are screened for fraudulent characteristics by an independent third party vendor and then charged to the advertiser’s account.

Our most common graphic advertisement sizes are leader boards (728 x 90 pixels) and banners (486 x 60 pixels), which are prominently displayed at the top or bottom of a page, skyscrapers (160 x 600 or 120 x 600 pixels), islands (250 x 250 pixels), and posters (330 x 275 pixels). Posters are oversized advertisements that contain more information than traditional banner advertisements. With the launch of the new web site in 2008, we plan to accommodate additional advertisement configurations including video dynamically. The new web site will also provide dynamic page reformatting to help optimize the monetization of the site. These advertisements can be targeted to specific areas of our Online Network or on a general rotation basis. In addition, we offer product specific issues that are available for single sponsorships. Rates for product special issues are based on expected impression levels and additional content requirements. Advertising rates may vary depending upon the product areas targeted (home equity has a higher CPM than auto), geo-targeting (a premium for targeting advertisements to a specific state), the quantity of advertisements purchased by an advertiser, and the length of time an advertiser runs an advertisement on our Online Network.

The key drivers of our business include the content we produce, the number of in-market consumers visiting our Online Network, the number of page views they generate, and the demand of our Online Network advertisers. Since 2001, the number of advertisers on our web sites has grown steadily. Annual unique visitors and page views have grown from approximately 40 million and 237 million in 2001, to almost 60 million and 554 million in 2007, respectively.

Our gross margin as a percentage of revenue averaged 75% from 2002 to 2005. Our gross margin percentage decreased for the year ended December 31, 2006 to 69%, due to the inclusion of the results of FastFind, MMIS and Interest.com, which we acquired in the fourth quarter of 2005, and increased to 73% for the year ended December 31, 2007. The newspaper rate table business gross margin percentage has averaged 11% over the last two years, and we expect margins for this business to be in the 7% to 10% range for fiscal 2008. As online publishing revenue continued to grow as a percentage of total revenue, our overall gross margin percentage expanded. Through the end of 2007, online revenue represented 88% of total revenue and 98% of gross margin dollars, compared to 80% of total revenue and 97% of gross margin dollars for the year ended December 31, 2006. With the addition of Nationwide Card Services (“NCS”), whose affiliate network business model operates at a significantly lower gross margin than our online publishing business, we expect our gross margin to decline in 2008. We believe we can gradually improve NCS’s margin by taking advantage of our organic traffic, our advertising efforts, content sharing and other products NCS will offer its affiliates. We expect our online publishing revenue to continue to grow and command a larger percentage of revenue in the future while print publishing and licensing revenue remains flat or decreases.

We have steadily reduced operating expenses as a percentage of total revenue from 58% in 2002 to 44% in 2007. Our cash, cash equivalents and short-term investments have increased approximately $15.1 million since December 31, 2006 after closing a public offering of our common stock with net proceeds of approximately $92.4 million in May 2006, and having used cash of approximately $32.8 million for acquisitions in 2006 and 2007.

Operating Expenses as a Percentage of Total Revenue

(In thousands)	2007	2006	2005	2004	2003	2002
Total revenue	$95,592	$79,650	$49,049	$39,204	$36,621	$26,571
Operating expenses	42,099	40,749	21,993	21,130	19,301	15,334
Operating expenses as a percentage of total revenue	44%	51%	45%	54%	53%	58%

Significant Developments

The following significant developments and transactions have affected our results of operations and our financial condition during the periods covered by the financial statements in Item 8 of this Annual Report.

On December 7, 2007, we acquired certain assets and liabilities of NCS, a Tennessee corporation, for $27.6 million in cash, which includes an Additional Net Asset Purchase Payment of up to $1.2 million in cash, as provided for in Section 2.8 of the Asset Purchase Agreement (the “NCS Agreement”) dated November 30, 2007. We paid $22.9 million in cash to the sellers and $3.5 million was placed in escrow to satisfy certain indemnification obligations of the NCS sellers. Section 2.9 of the NCS Agreement calls for potential Earn-Out Payments of up to $7 million through December 31, 2009 based on the achievement of certain financial performance metrics. NCS, based in Memphis, Tennessee, markets a comprehensive line of consumer and business credit cards via the Internet. The acquisition was accounted for as a purchase and NCS’s results of operations are included in our consolidated financial statements. Approximately $13.2 million in goodwill was recorded by us, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. This acquisition affects the comparability of our results of operations for the years ended December 31, 2006 and 2005.

On December 5, 2007, we acquired certain assets and liabilities of Savingforcollege.com, LLC, a New York limited liability company (“SFC”), for $2.25 million in cash, subject to Final Net Worth adjustments as provided for in Section 2.8 of the Asset Purchase Agreement (the “SFC Agreement”) dated December 5, 2007. We paid $1.85 million to the SFC sellers and $400,000 was placed in escrow to satisfy customary indemnification provisions in the SFC Agreement. Section 2.9 of the SFC Agreement calls for potential Earn-Out Payments of up to $2 million through December 31, 2010 based on the achievement of certain financial performance metrics. This acquisition strengthened our editorial offerings on assisting consumers and financial professionals learn more about options for college financing. The acquisition was accounted for as a purchase and SFC’s results of operations are included in our consolidated financial statements. Approximately $521,000 in goodwill was recorded by us, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. This acquisition affects the comparability of our results of operations for the years ended December 31, 2006 and 2005.

On August 4, 2006, we acquired a group of assets that consists of three web sites (Mortgage-calc.com, Mortgagecalc.com and Mortgagemath.com, collectively “Mortgagecalc.com”) owned and operated by East West Mortgage, Inc. for $4.4 million in cash. We paid $4,350,000 on August 7, 2006, and $50,000 was placed in escrow to satisfy certain indemnification obligations of the seller. The acquisition was made using cash on hand. As a result of the acquisition, we recorded approximately $4,411,000 in intangible assets, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired. We integrated the operations of these web sites into the online publishing segment.

On December 1, 2005, we completed the acquisition of Mortgage Market Information Services, Inc., an Illinois corporation, and Interest.com, Inc., an Illinois corporation (“Interest.com” and collectively with Mortgage Market Information Services, Inc., “MMIS”), for $30 million in cash, subject to final Closing Date Equity adjustments under section 3.03 of the Agreement and Plan of Merger dated November 20, 2005. We paid $26 million on December 8, 2005, $1 million on January 5, 2006, and $3 million was placed in escrow to satisfy certain indemnification obligations of MMIS’s shareholder. The acquisition was made utilizing cash on hand. The acquisition was accounted for as a purchase and the results of operations of MMIS are included in our consolidated results from the acquisition date. As a result of the acquisition, approximately $23.3 million in goodwill was recorded, which reflects the adjustments necessary to allocate the purchase price to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded.

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

On October 1, 2005, we launched a new pay-for-performance pricing structure for our interest rate table (hyperlink) advertising business. The new pricing structure is a CPC model whereby advertisers will now pay us each time a visitor to our web site clicks on a rate table listing. Prior to this launch, advertisers paid a flat monthly fee for their hyperlink. Beginning in the quarter ended December 31, 2005, we saw an increase in hyperlink revenue of 35% from the same quarter in 2004.

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

Subsequent Events

In January 2008, we launched the beta version of the Bankrate China web site (Bankrate.com.cn) with a live launch anticipated on or near April 1, 2008. Bankrate China will provide Chinese consumers with the same type of financial education programs that Bankrate.com provides to the domestic consumer with our financial basics, guides, calculators, product comparisons and rate information.

On February 5, 2008, we acquired certain assets and liabilities of InsureMe, Inc. (“InsureMe”) for $65 million in cash with an additional $20 million in potential cash earn-out payments based on achieving certain performance metrics over the next two years. InsureMe, based in Englewood, Colorado, operates a web site and network of hundreds of affiliates that offer consumers competitive insurance rates for auto, home, life, health and long-term care. InsureMe sells consumer leads to insurance providers who in turn provide consumers quotes for a variety of consumer products.

Also on February 5, 2008, we acquired certain assets and liabilities of Lower Fees, Inc. (“Fee Disclosure”) for $2.85 million in cash and an additional amount in potential cash earn-out payments based on the achievement of certain financial performance metrics over the next five years. Fee Disclosure, based in Westlake Village, California, has developed a patent pending online portal to create an open marketplace to break down complicated vendor fees associated with the mortgage process. Fee Disclosure empowers consumers with comprehensive information to make informed real estate decisions and reduce their real estate and mortgage transaction costs.

Legal Proceedings

BanxCorp Litigation

On July 20, 2007, BanxCorp, a privately held company located in White Plains, New York, filed a complaint against us in the United States District Court for the District of New Jersey. The complaint alleges that we engaged in a plan of misconduct that has unreasonably restrained trade and substantially lessened competition in the marketplace, thereby monopolizing trade and commerce. BanxCorp alleges that we engaged in predatory pricing, vendor lock-in, exclusionary product and distribution bundling and tie-in arrangements, anticompetitive acquisitions and market division agreements.

The action brought by the complaint is for unspecified equitable and monetary relief under the Sherman and Clayton Acts, including treble damages, and under state statutes, including the New Jersey Antitrust Act.

We believe that the allegations in the complaint are without merit and intend to vigorously defend against them. On October 19, 2007, we filed a motion for dismissal. The motion has now been fully briefed and is pending in the District Court. Because the outcome of the suit is uncertain at this time, we cannot estimate the amount of loss, if any, that could result from an adverse resolution of this matter.

American Interbanc Mortgage Litigation

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

ACCOUNTING POLICIES

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable, share-based compensation, and goodwill impairment, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Below we discuss the critical accounting estimates associated with these policies. For further information on our critical accounting policies, see the discussion in the section titled “Results of Operations” below, and Note 2 of our Notes to Consolidated Financial Statements.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, or FAS 109, Accounting for Income Taxes, as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FAS No. 109.

FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. This estimate is inherently subjective because our estimates may be revised as more information becomes available. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the years ended December 31, 2007, 2006 and 2005, we charged approximately $941,000, $1,226,000 and $200,000, respectively, to bad debt expense, and wrote off approximately $830,000, $702,000 and $241,000, respectively, of accounts deemed uncollectible.

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

We estimate the expected term of outstanding options by taking the average of the vesting term and the contractual term of the option, as illustrated in Staff Accounting Bulletin (“SAB”) SAB 107. We estimate the volatility of our common stock by using a weighted average of historical stock price volatility and implied volatility in market traded options in accordance with SAB 107. Our decision to use a weighted average volatility factor was based upon the relatively short period of availability of data on actively traded options on our common stock, and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

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

In April 2007, we awarded 200,000 shares of restricted common stock to certain executive officers. The awards have an eight-year term and only vest if, at any point during the term of the award, the closing price of the Company’s stock is at or above the following specific thresholds for ninety consecutive days; $44.00—25% of award shares vest; $50.00—an additional 33% of award shares vest; $56.00—the remaining 42% of award shares vest. Once the specific threshold has been satisfied, the applicable percentage of award shares vest as follows; one-third upon satisfying the incremental threshold; one-third on the first anniversary of satisfying the incremental threshold; and the remaining one-third on the second anniversary of satisfying the incremental threshold. The awards also vest on a change in control provided certain conditions are met. We valued the awards at grant date using a Monte Carlo simulation model that uses the following assumptions: volatility factor—61.8% based on a weighted average of historical stock price volatility and implied volatility in market traded options; risk-free interest rate—4.73% on U.S. Treasury constant maturity issues having remaining terms similar to the expected term of the awards; and the dividend yield is 0%. The weighted average grant date fair value was $35.59 and the weighted average expected time to vest as of the grant date was 2.37 years. Share-based compensation expense for the year ended December 31, 2007 included approximately $2,359,000 related to the awards. No award shares were vested as of December 31, 2007.

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

Share-based compensation expense recognized in our consolidated statements of income for the years ended December 31, 2007 and 2006 is as follows:

	Year Ended December 31,
(In thousands)	2007	2006
Income Statement Classifications
Cost of revenue:
Online publishing	$1,984	$1,077
Print publishing and licensing	159	148

Operating expenses:
Sales	1,334	662
Marketing	630	—
Product development	803	474
General and administrative	6,299	6,363

Total	$11,209	$8,724

See Note 3 of Notes to Consolidated Financial Statements for further information regarding SFAS No. 123R disclosures.

Goodwill Impairment

We perform goodwill impairment tests on an annual basis during the fourth quarter of our fiscal year, or more frequently, if facts and circumstances warrant a review. We make judgments about goodwill whenever events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. The timing of an impairment test may result in charges to our statement of income in our current reporting period that could not have reasonably been foreseen in prior periods. In order to estimate the fair value of goodwill, we typically make various assumptions about the future prospects of the reporting unit in which the goodwill is recorded, consider market factors and estimate our future cash flows. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. More conservative assumptions of the anticipated future benefits could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. We completed our annual goodwill impairment test during the fourth quarter of 2007 and determined that the carrying amount of goodwill was not impaired, nor did we recognize any goodwill impairment charges in 2006 or 2005.

RESULTS OF OPERATIONS

The following is our analysis of the results of operations for the periods covered by our financial statements, including a discussion of the accounting policies and practices (revenue recognition, allowance for doubtful accounts, share-based compensation, and income taxes) that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements. Other accounting policies are contained in Note 2 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data. A detailed discussion of our accounting policies and procedures is set forth in the applicable sections of this analysis.

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Year Ended December 31,
	2007	2006	2005
Statement of Income Data
Revenue:
Online publishing	88%	80%	88%
Print publishing and licensing	12	20	12

Total revenue	100	100	100
Cost of revenue:
Online publishing	16	14	15
Print publishing and licensing	11	17	11

Total cost of revenue	27	31	26

Gross margin	73	69	74

Operating expenses:
Sales	6	6	8
Marketing	9	6	12
Product development	5	5	5
General and administrative	21	27	18
Legal settlement	—	4	—
Depreciation and amortization	3	3	2

	44	51	45

Income from operations	29	18	29
Other income (expense), net	7	4	2
Gain on insurance proceeds	—	—	1

Income before income taxes	36	22	32
Income tax expense	15	9	12

Net income	21%	13%	20%

Revenue

	Total Revenue Year Ended December 31,
(In thousands)	2007	2006	2005
Online publishing	$83,695	$63,971	$43,296
Print publishing and licensing	11,897	15,679	5,753

	$95,592	$79,650	$49,049

Online Publishing Revenue

We sell graphic advertisements on our Online Network consisting primarily of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the cost-per-thousand impressions (“CPM”) the advertiser receives, and in fixed-billed campaigns. The amount of advertising we sell is a function of (1) the number of visitors to our Online Network, (2) the number of ad pages we serve to those visitors, (3) the click through rate of our visitors on hyperlinks, (4) the number of advertisements per page, (5) the rate at which consumers apply for financial product offerings, and (6) advertiser demand. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions delivered at the contractual price or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned income on the balance sheet and is recognized later when the under-delivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. Additionally, we generate revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to our Online Network transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser, subject to our verification. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We also sell hyperlinks (interest rate table listings) on various third-party Internet sites on a CPC basis. Advertisers pay us each time a visitor to our Online Network clicks on a rate table listing, net of invalid clicks. We also sell text links on our rate pages to advertisers on a CPC basis. Advertisers enter an auction bidding process on a third-party web site for placement of their text link based on the amount they are willing to pay for each click though to their web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process.

Online publishing revenue prior to the first quarter of 2006, included barter revenue, which represents the exchange of advertising space on our web site for reciprocal advertising space or traffic on other web sites. Barter revenues and expenses were recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. We followed the accounting literature provided by EITF Issue No. 99-17, “Accounting for Advertising Barter Transactions”. In accordance with EITF Issue No. 99-17, barter transactions were valued based on similar cash transactions which occurred within six months prior to the date of the barter transaction. Revenue from barter transactions was recognized as income when advertisements were delivered on our web site. Barter expense was recognized when our advertisements ran on the other companies’ web sites, which was typically in the same period barter revenue was recognized. If the advertising impressions were received from the customer prior to us delivering the advertising impressions, a liability was recorded. If we delivered advertising impressions to the other companies’ web sites prior to receiving the advertising impressions, a prepaid expense was recorded. Barter revenue was approximately $2,253,000 and represented approximately 5% of total revenue, for the year ended December 31, 2005.

	Online Publishing Revenue Year Ended December 31,
(In thousands)	2007	YOY Change	2006	YOY Change	2005
Graphic ads	$46,762	26%	$37,256	48%	$25,178
Hyperlinks	36,933	38%	26,715	68%	15,865
Barter	—	—	—	—	2,253

	$83,695	31%	$63,971	48%	$43,296

Online publishing revenue was $83,695,000, $63,971,000 and $43,296,000 in 2007, 2006, and 2005, respectively, representing annual growth rates of 31% and 48% for 2007 and 2006, respectively. Excluding barter revenue, online publishing revenue was $41,043,000 in 2005, representing an annual growth rate of 56% for 2006.

Graphic ad revenue for the year ended December 31, 2007 of $46,762,000 was $9,506,000, or 26%, higher than the $37,256,000 reported in the same period of 2006. Page views were 554.5 million, up 67.1 million, or 14%, from the 487.4 million reported in the same period in 2006. Overall, the increase in graphic ad revenue was driven by an increase in advertiser demand partially offset by a decline in revenue generated by our Bankrate Select lead generation business.

Hyperlink revenue was up $10,218,000, or 38%, in the year ended December 31, 2007 compared to 2006. We benefited from favorable product pricing, an increase in the number of clicks processed, and an increase in revenue per click.

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

Hyperlink revenue was up $10,850,000, or 68%, in the year ended December 31, 2006 compared to 2005. Approximately $2,000,000 of this increase was due to revenue from Interest.com which was acquired in the fourth quarter of 2005. We primarily benefited from favorable product pricing as the number of hyperlink advertisers remained relatively constant between the periods.

A majority of our advertising customers purchase advertising under short-term contracts. Online publishing revenue would be adversely impacted if we experienced contract terminations, or if we were not able to renew contracts with existing customers or obtain new customers. The market for Internet advertising is intensely competitive and has, in the past, experienced downturns in demand that could adversely impact advertising rates. Future revenue could be adversely affected if advertising demand declined and we were forced to reduce our advertising rates or if we were to experience lower CPM’s. To date, however, the demand for our products and services has steadily increased as have our advertising rates and CPM’s.

In terms of page views, we believe our online publishing segment’s quarterly page view volumes will continue to be consistent quarter to quarter with a possible decline in the fourth quarter due to the holiday season.

Page Views

(In millions)	2007	2006	2005	2004	2003
Q1	143.2	124.2	111.0	117.2	106.7
Q2	136.1	116.0	113.8	92.6	121.8
Q3	144.2	126.6	107.8	92.0	100.3
Q4	131.0	120.6	97.6	91.3	75.8

Year	554.5	487.4	430.2	393.1	404.6

Print Publishing and Licensing Revenue

Print publishing and licensing revenue represents advertising revenue from the sale of advertising in the Mortgage and Deposit Guide (formerly called Consumer Mortgage Guide) rate tables, newsletter subscriptions, and licensing of research information. We charge a commission for placement of the Mortgage and Deposit Guides in a print publication. Advertising revenue and commission income is recognized when the Mortgage and Deposit Guides run in the publication. Revenue from our newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period.

We also earn fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters, and from providing rate surveys to institutions and government agencies. In addition, we license research data under agreements that permit the use of rate information we develop to advertise the licensees products in print, radio, television and web site promotions. Revenue for these products is recognized ratably over the contract/subscription periods. In the third quarter of 2006, we launched our first editorial free-standing insert in USA Today. A free-standing insert, or FSI, is a preprinted advertising booklet that is loosely inserted between the pages of a newspaper or magazine. We develop the FSIs with our editorial content, and then sell the sponsorship of the FSI to one or more advertisers. During 2007 we sold FSIs in the first and third quarters, recording revenue of approximately $461,000 for the year.

	Print Publishing and Licensing Revenue Year Ended December 31,
(In thousands)	2007	YOY Change	2006	YOY Change	2005
Mortgage and Deposit Guide	$10,942	-26%	$14,713	201%	$4,883
Editorial	955	-1%	966	11%	870

	$11,897	-24%	$15,679	173%	$5,753

Print publishing and licensing revenue for the year ended December 31, 2007 of $11,897,000 was $3,782,000, or 24%, lower than the $15,679,000 reported in the same period in 2006 primarily due to a decline in Mortgage and Deposit Guide revenue related to lower advertising units in 2007. We believe print publishing and licensing revenue will represent between 6% and 10% or our total revenue in the next year.

Print publishing and licensing revenue for the year ended December 31, 2006 of $15,679,000 was $9,926,000, or 173%, higher compared to the $5,753,000 reported in the same period in 2005 primarily due to an increase in Mortgage Guide revenue related to the contracts acquired in the MMIS acquisition in the fourth quarter of 2005. Editorial sales were up $96,000, or 11%, due to the third quarter 2006 launch of our first editorial free-standing insert in USA Today which contributed approximately $200,000 to revenue.

Cost of Revenue

Online Publishing Costs

Online publishing costs represent expenses directly associated with the creation of online publishing revenue. These costs include contractual revenue sharing obligations resulting from our distribution arrangements (distribution payments), salaries, editorial costs, market analysis and research costs, share-based compensation expense, and allocated overhead. Distribution payments are made to web site operators for visitors directed to our Online Network. These costs increase proportionately with gains related to revenue from our Online Network. Editorial costs relate to writers and editors who create original content for our online publications and associates who build web pages. These costs have increased as we have added online publications and co-branded versions of Bankrate.com under distribution arrangements. These sites must be maintained on a daily basis. Research costs include expenses related to gathering data on banking and credit products and consist primarily of compensation and benefits and allocated overhead.

Online Publishing Gross Margin

	Year Ended December 31,
(In thousands)	2007	2006	2005
Online publishing revenue	$83,695	$63,971	$43,296
Cost of online publishing revenue	15,149	11,101	7,389

Gross margin	$68,546	$52,870	$35,907

Gross margin as a percentage of revenue	82%	83%	83%

Online publishing costs for the year ended December 31, 2007 of $15,149,000 were $4,048,000, or 36%, higher than the same period in 2006. The increase is due to $2,158,000 of direct costs associated with the fourth quarter acquisitions; higher share-based compensation expense of $907,000; higher human resource, consulting and contract labor costs of $554,000; higher revenue sharing payments of $382,000; higher freelance writers expense of $143,000; $91,000 higher radio production costs; and $46,000 higher travel-related expenses. These higher costs were offset by $106,000 lower web analytics costs and $127,000 in net lower allocations and other department expenses. With the addition of NCS in December 2007, whose affiliate network business model operates at a significantly lower gross margin than our core online publishing business, we expect our online publishing costs to be higher, contributing to a decline in gross margin in 2008. We believe we can gradually improve NCS’s margin by taking advantage of our organic traffic, our advertising efforts, content sharing and other products NCS will offer its affiliates.

Online publishing costs for the year ended December 31, 2006 of $11,101,000 were $3,712,000, or 50%, higher than the same period in 2005. The increase is due primarily to share-based compensation expense in 2006 of $1,077,000; higher human resource costs of $290,000; higher revenue sharing payments of $840,000; higher freelance writers expense of $75,000; and approximately $1,449,000 of costs associated with the acquisitions in the fourth quarter of 2005.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Mortgage and Deposit Guides, compensation and benefits, printing, share-based compensation expense, and allocated overhead, and exclude depreciation and amortization. These costs typically vary proportionately with the related revenues.

	Print Publishing and Licensing Gross Margin Year Ended December 31,
(In thousands)	2007	2006	2005
Print publishing and licensing revenue	$11,897	$15,679	$5,753
Cost of print publishing and licensing revenue	10,698	13,845	5,346

Gross margin	$1,199	$1,834	$407

Gross margin as a percentage of revenue	10%	12%	7%

For the year ended December 31, 2007, print publishing and licensing costs decreased $3,147,000, or 23%, from the same period in 2006 due to $2,747,000 lower revenue sharing payments consistent with a $3.8 million, or 24%, decline in revenue; $471,000 lower human resource costs due to a 29% decrease in average headcount; and $83,000 lower sales commission expense following the decline in revenue. These lower costs were offset by $102,000 higher printing costs associated with the first and third quarter FSIs, and $52,000 in higher travel costs and other department expenses. We expect the print publishing and licensing business to account for 10% or less of total revenue for the next year with a gross margin similar to, or slightly less than, the 2007 gross margin. We continue to believe that this business assists in enhancing brand awareness and drives a significant amount of traffic to our Online Network.

For the year ended December 31, 2006, print publishing and licensing costs increased $8,500,000, or 159%, from the same period in 2005 due to the acquisition of the newspaper rate table business of MMIS in the fourth quarter of 2005. Revenue sharing payments in 2006 were up $897,000, or 27% over the comparable period in 2005, and we incurred $177,000 in advertising and printing costs related to the third quarter 2006 launch of our first FSI in USA Today.

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, share-based compensation expense, and allocated overhead.

Sales costs for the year ended December 31, 2007 of $6,384,000, were $1,329,000, or 26%, higher than the same period in 2006. The increase is due primarily to higher stock compensation expense of $672,000; higher human resource costs of $460,000 due to increased headcount and higher salaries; higher commission expense of $142,000; and a net $55,000 higher other department expenses.

Sales costs for the year ended December 31, 2006 of $5,055,000 were $1,372,000, or 37%, higher than the same period in 2005. The increase is due primarily to higher stock compensation expense of $662,000; higher human resource costs of $344,000; higher training and travel costs of $172,000; and higher commission expense of $119,000.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs, and share-based compensation expense. Prior to January 1, 2006, marketing costs also included barter expense, which represented the cost of our advertisements that were run on other companies’ web sites in our barter transactions. Marketing expenses for the year ended December 31, 2007 increased $3,639,000, or 75%, over the comparable period in 2006 due to $1,866,000 higher keyword campaign costs to drive more traffic to our Online Network; $630,000 higher share-based compensation expense; $470,000 higher human resource costs supporting the management team put in place in the fourth quarter of 2006 to focus on our consumer marketing needs; $393,000 higher purchased software and web analytics tools to more efficiently manage keyword campaigns; $160,000 higher market research and promotions; and approximately $120,000 higher other department infrastructure costs.

Barter expense was $2,254,000 for the year ended December 31, 2005. Excluding barter expense, marketing expenses would have been $3,669,000 for the year ended December 31, 2005. Excluding barter expense, marketing costs for the periods presented increased as traffic acquisition continues to become more competitive. We believe that we will continue to spend at comparable levels or higher in the foreseeable future to maintain traffic levels.

	Marketing Expenses Year Ended December 31,
(In thousands)	2007	YTY Change	2006	YTY Change	2005
Marketing expenses	$8,475	75%	$4,836	32%	$3,669
Barter	—	0%	—	-100%	2,254

	$8,475	75%	$4,836	-18%	$5,923

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development, other technology costs, and share-based compensation expense.

Product development costs for the year ended December 31, 2007 of $4,656,000 were $1,035,000, or 29%, higher than the same period in 2006 due primarily to $594,000 higher human resource costs related to additional headcount and contract labor; $329,000 higher share-based compensation expense; $292,000 higher costs associated with software and web analytics tools; and $180,000 lower allocated corporate infrastructure costs.

Product development costs for the year ended December 31, 2006 of $3,621,000 were $1,164,000, or 47%, higher than the same period in 2005 due primarily to stock compensation expense of $474,000; $593,000 higher human resource and contract labor costs supporting the growth of our business; and $98,000 higher hardware/software–related infrastructure support costs.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, share-based compensation expense, non-allocated overhead and other general corporate expenses. General and administrative expenses for the year ended December 31, 2007 decreased $1,982,000, or 9%, from the year ended December 31, 2006. The decrease is primarily due to $1,438,000 in lower legal fees (American Interbanc matter settled in 2006); $492,000 lower human resource costs (lower headcount); $269,000 in lower accounting and professional fees (fewer specialists used in 2007); $657,000 more in allocations to other departments; and $188,000 in lower other infrastructure and operating costs. These lower expenses were offset by $628,000 higher rent expense; and $434,000 higher incentive plan compensation expense.

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

Legal Settlement Charge

On October 9, 2006, we entered into a Confidential Final Settlement Agreement and Mutual Release (the “Agreement”) with American Interbanc Mortgage, LLC (“AI”). For a discussion of the litigation, please refer to the section entitled “EXECUTIVE SUMMARY—Legal Proceedings. Under the terms of the Agreement, we agreed to make a one-time cash payment of $3.0 million to AI and AI agreed to dismiss the lawsuit with no ability to reassert its claims against us. We agreed to certain terms and conditions that permit AI to advertise on Bankrate.com. We believe that all of AI’s claims against us were factually and legally without merit and did not admit to any wrongdoing as part of the settlement. The $3.0 million cash payment is included in the accompanying consolidated statement of income as legal settlement.

Depreciation and Amortization

Depreciation and amortization expense represents the cost of capital asset acquisitions spread over their expected useful lives. These expenses are spread over three to seven years and are calculated on a straight-line basis. Depreciation and amortization also includes the amortization of intangible assets, consisting primarily of trademarks and URLs, software licenses, customer relationships, developed technologies and non-compete agreements, all of which were either acquired separately or as part of business combinations recorded under the purchase method of accounting. Intangible assets are being amortized over their estimated useful lives ranging from 2 years to 20 years, on a straight-line basis.

Depreciation and amortization expense increased $329,000, or 14%, for the year ended December 31, 2007 over 2006 due to $111,000 related primarily to additional depreciation expense on purchases of infrastructure and facilities-related assets acquired in 2006 and 2007, and $217,000 of higher intangibles amortization expense related to Mortgage-calc.com acquired in August 2006, and NCS and SFC acquired in the fourth quarter of 2007.

Depreciation and amortization expense increased $1,507,000, or 168%, for the year ended December 31, 2006 compared to the same period in 2005. Intangibles amortization accounted for $1,413,000 of the increase since 2006 included a full year of amortization related to the fourth quarter 2005 acquisitions, and included $93,000 related to the August 2006 Mortgage-calc.com asset acquisition. Depreciation expense was $94,000 higher in 2006 due to infrastructure and facilities-related assets acquired during 2006.

Other Income

Other income consists primarily of interest income on invested cash and cash equivalents and short-term investments, and a gain from insurance proceeds in 2005. Other income for the years ended December 31, 2007 and 2006 was $3,727,000 and $1,807,000 higher than the same periods in 2006 and 2005, respectively, due to the interest earned on the $92.4 million in net proceeds received in May 2006 from our secondary offering of common stock, and our cash generated from operations.

Income Taxes

The change in our effective tax rate from approximately 37% in 2005 to approximately 42% in 2007 was primarily due to the expansion of our operations into certain higher state tax jurisdictions.

	Year Ended December 31,			Change	2005
(In thousands)	2007	Change	2006
Income tax expense	$14,280	107%	$6,911	19%	$5,800
Effective tax rate	42%	—	41%	—	37%

As of December 31, 2007, we had net operating loss carryforwards (“NOLs”) of approximately $238,000 for foreign income tax purposes, which expire in 2012. During 2007, the remaining $9,676,000,000 of state NOLs from 2006 were fully utilized.

Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. We have determined that we have two reporting units, online publishing and print publishing and licensing, under SFAS No. 142, as these are the components of the business for which discrete financial information is available and for which management regularly reviews the operating results. The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, an impairment loss equal to the difference will be recorded. In determining the fair value of our reporting units, we relied on the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly traded companies are valued using Market Values of Invested Capital (“MVIC”) multiples (i.e., MVIC to revenue, MVIC to earnings before interest and taxes, MVIC to cash flow, etc.) and then these MVIC multiples are applied to a company’s operating results to arrive at an estimate of value.

We completed our annual goodwill impairment test during the fourth quarter of 2007 and determined that the carrying amount of goodwill was not impaired.

SFAS No. 142 also requires that intangible assets with finite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We continually monitor events and changes in circumstances that could indicate the carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize intangible asset impairment charges in 2007, 2006 or 2005.

QUARTERLY RESULTS OF OPERATIONS

The following table (presented in thousands, except share and per share amounts) presents certain unaudited quarterly statement of income data for each of the last 8 quarters through the year ended December 31, 2007. The information has been derived from our unaudited condensed consolidated financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in this Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

	Unaudited Year Ended December 31, 2007 (A)				Unaudited Year Ended December 31, 2006 (B)
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Revenue:
Online publishing	$22,779	$21,624	$20,240	$19,052	$17,113	$15,777	$15,465	$15,616
Print publishing and licensing	2,452	3,229	3,039	3,176	3,596	3,709	4,201	4,172

Total revenue	25,231	24,853	23,279	22,228	20,709	19,486	19,666	19,788

Cost of revenue:
Online publishing	5,816	3,142	3,049	3,142	2,745	2,649	2,807	2,900
Print publishing and licensing	2,283	2,873	2,713	2,828	3,172	3,358	3,773	3,542

Total cost of revenue	8,099	6,015	5,762	5,970	5,917	6,007	6,580	6,442

Gross margin	17,132	18,838	17,517	16,258	14,792	13,479	13,086	13,346

Operating expenses:
Sales	1,685	1,773	1,640	1,287	1,326	1,392	1,248	1,088
Marketing	2,612	2,286	2,121	1,455	1,398	1,397	1,189	851
Product development	1,327	1,218	1,158	953	855	937	805	1,025
General and administrative	5,080	5,669	4,877	4,227	5,100	5,300	5,897	5,538
Legal settlements	—	—	—	—	—	3,000	—	—
Depreciation and amortization	805	632	649	645	648	632	564	558

	11,509	11,578	10,445	8,567	9,327	12,658	9,703	9,060

Income from operations	5,623	7,260	7,072	7,691	5,465	821	3,383	4,286
Other income, net	1,727	1,824	1,675	1,462	1,240	1,075	625	20

Income before income taxes	7,350	9,084	8,747	9,153	6,705	1,896	4,008	4,306
Income tax expense	3,255	3,723	3,522	3,781	2,809	656	1,482	1,964

Net income	$4,095	$5,361	$5,225	$5,372	$3,896	$1,240	$2,526	$2,342

Basic and diluted net income per share:
Net income—
Basic	$0.22	$0.29	$0.29	$0.29	$0.21	$0.07	$0.15	$0.15
Diluted	0.21	0.28	0.28	0.28	0.21	0.07	0.14	0.14
Weighted average common shares outstanding:
Basic	18,688,571	18,424,428	18,325,404	18,250,836	18,170,816	18,112,909	17,138,053	15,874,946
Diluted	19,505,158	19,249,130	18,959,646	18,880,646	18,498,656	18,238,675	17,876,380	16,771,044

(A)	Includes the acquired operations of Nationwide Card Services, Inc., and Savingforcollege.com, LLC, as of and for the period from the date of acquisition to December 31, 2007.
(B)	Includes the acquired operations of Wescoc LLC, and Mortgage Market Information Services, Inc. and Interest.com as of and for the period from December 1, to December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	December 31, 2007	December 31, 2006	Change
Cash, cash equivalents and short-term investments	$125,058	$109,925	$15,133
Working capital	139,437	122,157	17,280
Stockholders’ equity	217,266	170,155	47,111

Our principal ongoing source of operating liquidity is the cash generated by our product revenue. In addition, as of December 31, 2007, we remain highly liquid due to our secondary offering in May 2006 whereby we completed the sale of 2,697,776 shares of our common stock, of which 2,005,991 shares were sold by us and 691,785 shares were sold by certain of our existing stockholders, at a price of $48.25 per share resulting in net proceeds to us of approximately $92.4 million.

We consider all highly liquid debt investments purchased with an original maturity of less than three months to be cash equivalents. The carrying value of these investments approximates fair value. Since August 2007, and as of December 31, 2007, we were not invested in any investment grade auction rate securities, and we do not contemplate investing in these securities in the future.

We assess acquisition opportunities as they arise. Financing in excess of the proceeds from our May 2006 offering may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities may arise, or that any such acquisitions may be consummated. Additional financing may not be available on satisfactory terms when required.

As of December 31, 2007, we had working capital of $139,437,000 and our primary commitments were approximately $9,412,000 in operating lease payments over the next ten years, and capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $12,216,000 through December 31, 2008. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. As discussed in the section entitled “EXECUTIVE SUMMARY—Subsequent Events” we acquired two companies in February 2008 for which we made an immediate cash payment of approximately $68 million.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of December 31, 2007:

(In thousands)	Total	Payments Due Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations (1)	$9,412	$1,351	$2,227	$2,065	$3,769
Purchase obligations (2)	252	227	25	—	—

	$9,664	$1,578	$2,252	$2,065	$3,769

(1)	Includes our obligations under existing operating leases. See Note 7 to our consolidated financial statements in Item 8 for further details related to our lease obligations.
(2)	Represents base contract amounts for Internet hosting, co-location, content distribution and other infrastructure costs.

During the year ended December 31, 2007, we generated $28,299,000 of net cash from operating activities. Our net income of $20,054,000 was adjusted for the impact of share-based compensation expense of $11,209,000; excess tax benefits resulting from stock options of $4,996,000; depreciation and amortization of $2,731,000; a reduction in deferred income taxes of $1,583,000; bad debt expense of $941,000; a $12,000 loss on disposal of assets; and a net negative change in the components of operating assets and liabilities of $69,000. Of this negative change in operating assets and liabilities, $1,482,000 resulted from an increase in accrued expenses (primarily $1,375,000 acquisition related payments due; and $107,000 net other accruals); a $126,000 decrease in prepaid expenses and other assets (primarily prepaid rent ); a $646,000 increase in accounts receivable; a $543,000 decrease in accounts payable; a $438,000 decrease in deferred revenue; and a $50,000 decrease in other liabilities.

Cash flows from investing activities include $96.8 million in net sales of short-term investments (See Note 1 of Notes to Consolidated Financial Statements); $28,252,000 of cash used to purchase the assets of NCS ($27.4 million) and SFC ($2.3 million), net of cash acquired; and $760,000 in purchases of furniture, fixtures and equipment.

Cash flows from financing activities include $10,933,000 in proceeds from the exercise of director and employee stock options; $4,996,000 in excess tax benefits related to stock options; and $80,000 in costs associated with our secondary offering of common stock in May 2006 for which invoices were received and paid during the second quarter of 2007.

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

During the year ended December 31, 2006, we generated $14,217,000 of net cash from operating activities. Our net income of $10,004,000 was adjusted for the impact of share-based compensation expense of $8,724,000; the deferred income tax provision of $3,508,000; depreciation and amortization of $2,402,000; bad debt expense of $1,226,000; and a net negative change in the components of operating assets and liabilities of $8,614,000. Of this negative change, $7,954,000 resulted from an increase in accounts receivable; $2,903,000 resulted from a decrease in accounts payable; $444,000 resulted from an increase in prepaid expenses and other assets; and $3,213,000 resulted from a net increase in accrued expenses and other liabilities. Accounts receivable balances were higher at December 31, 2006 supporting higher sales levels, larger customers buying advertising through agencies that typically extend payments beyond 60 days, and slower collections from the acquired MMIS newspaper rate table business. Our average monthly collections on accounts were $5,449,000 or 37%, and $3,604,000 or 57%, of the average monthly account balances, for the years ended December 31, 2006 and 2005, respectively. The monthly average accounts receivable balance grew from $6.4 million in 2005 to $14.9 million in 2006 due to our sales growth and the addition of the MMIS newspaper rate table business. Our accounts receivable turnover and days sales outstanding also declined slightly to 5.35 and 68 in 2006 compared to 7.13 and 51, respectively, in 2005. The decrease in accounts payable was due to scheduled payments to trade vendors. We also paid $3 million in the fourth quarter of 2006 to settle the American Interbanc, LLC legal matter.

During the year ended December 31, 2006, net cash of $96.8 million was used to purchase short-term investments; $1,543,000 was used to purchase furniture, fixtures and equipment; $298,000 was used for lease security deposits for the new Chicago and New York offices; $4,423,000 was used to purchase Mortgage-calc.com on August 4, 2006 and an additional $149,000 was paid as a working capital adjustment to the sellers of FastFind under the terms of the Agreement and Plan of Merger dated November 30, 2005.

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

OFF BALANCE SHEET ARRANGEMENTS

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS No. 141 (revised 2007) will change how business acquisitions are accounted for and will impact financial statements on both the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141 (revised 2007) and SFAS No. 160 are effective for us beginning in the first quarter of 2009. Early adoption is not permitted. We are currently evaluating the impact that SFAS No. 141 (revised 2007) and SFAS No. 160 will have on our consolidated financial statements.

In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for stock option grants after December 31, 2007. Use of the simplified method after December 31, 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the stock options. We currently use the simplified method to estimate the expected term for employee stock option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for stock options granted after December 31, 2007. We adopted SAB 110 effective January 1, 2008 and will continue to apply the simplified method until enough historical experience is available to provide a reasonable estimate of the expected term for stock option grants.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for us beginning in the first fiscal quarter of 2008 although earlier adoption is permitted. We are currently evaluating what impact, if any, SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value of certain assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but may change current practice for certain entities. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statements 157,” which delays the effective date of SFAS 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Although we will continue to evaluate the application of SFAS 157, we do not believe adoption will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of December 31, 2007, all of our cash equivalents mature in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bankrate, Inc.

We have audited the accompanying consolidated balance sheet of Bankrate, Inc. (the Company or Bankrate) as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bankrate, Inc. as of December 31, 2007 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bankrate, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Ft. Lauderdale, Florida

March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bankrate, Inc.:

We have audited the consolidated balance sheet of Bankrate, Inc. and subsidiaries (the Company or Bankrate) as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows, for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bankrate, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation by adopting Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.

/s/ KPMG LLP

March 16, 2007

Ft. Lauderdale, Florida

Certified Public Accountants

Bankrate, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$125,058	$13,125
Short-term investments	—	96,800
Accounts receivable, net of allowance for doubtful accounts of $2,290 and $2,155 at December 31, 2007 and 2006, respectively	19,052	15,801
Deferred income taxes, current portion	878	1,704
Prepaid expenses and other current assets	5,350	1,033

Total current assets	150,338	128,463
Furniture, fixtures and equipment, net of accumulated depreciation and amortization of $4,122 and $3,826 at December 31, 2007 and 2006, respectively	1,802	1,704
Deferred income taxes	3,671	1,262
Intangible assets, net of accumulated amortization of $4,233 and $2,355 at December 31, 2007 and 2006, respectively	27,485	14,441
Goodwill	43,720	30,039
Other assets	1,338	774

Total assets	$228,354	$176,683

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$2,246	$312
Accrued expenses	8,092	5,237
Deferred revenue	550	729
Other current liabilities	13	28

Total current liabilities	10,901	6,306
Other liabilities	187	223

Total liabilities	11,088	6,529

Commitments	—	—
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share-100,000,000 shares authorized; 18,876,393 and 18,224,620 shares issued and outstanding at December 31, 2007 and 2006, respectively	189	182
Additional paid-in capital	205,306	178,255
Retained earnings (accumulated deficit)	11,771	(8,283)

Total stockholders’ equity	217,266	170,154

Total liabilities and stockholders’ equity	$228,354	$176,683

See accompanying notes to consolidated financial statements.

Bankrate, Inc.

Consolidated Statements of Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Online publishing	$83,695	$63,971	$43,296
Print publishing and licensing	11,897	15,679	5,753

Total revenue	95,592	79,650	49,049

Cost of revenue:
Online publishing	15,149	11,101	7,389
Print publishing and licensing	10,698	13,846	5,346

Total cost of revenue	25,847	24,947	12,735

Gross margin	69,745	54,703	36,314

Operating expenses:
Sales	6,384	5,055	3,684
Marketing	8,475	4,836	5,923
Product development	4,656	3,621	2,457
General and administrative	19,853	21,835	9,035
Legal settlement	—	3,000	—
Depreciation and amortization	2,731	2,402	895

	42,099	40,749	21,994

Income from operations	27,646	13,954	14,320
Other income:
Interest income	6,688	2,961	933
Gain on insurance proceeds	—	—	221

Total other income	6,688	2,961	1,154

Income before income taxes	34,334	16,915	15,474
Income tax expense	14,280	6,911	5,800

Net income	$20,054	$10,004	$9,674

Basic and diluted net income per share:
Basic	$1.09	$0.58	$0.61

Diluted	$1.04	$0.56	$0.57

Weighted average common shares outstanding:
Basic	18,423,414	17,332,632	15,809,259
Diluted	19,356,039	17,845,754	16,922,218

See accompanying notes to consolidated financial statements.

Bankrate, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balances, December 31, 2004	15,781	$158	$70,137	$(27,961)	$42,334
Stock options exercised	77	1	398	—	399
Tax benefit-stock options	—	—	446	—	446
Net income for the period	—	—	—	9,674	9,674

Balances, December 31, 2005	15,858	159	70,981	(18,287)	52,853
Proceeds from sale of common stock, net of offering costs of $6,101	2,006	20	90,668	—	90,688
Stock options exercised	361	3	4,849	—	4,852
Tax benefit-stock options	—	—	3,033	—	3,033
Share-based compensation	—	—	8,724	—	8,724
Net income for the period	—	—	—	10,004	10,004

Balances, December 31, 2006	18,225	182	178,255	(8,283)	170,154
Stock options exercised	651	7	10,926	—	10,933
Tax benefit-stock options	—	—	4,996	—	4,996
Share-based compensation	—	—	11,209	—	11,209
Offering costs associated with sale of common stock in May 2006	—	—	(80)	—	(80)
Net income for the period	—	—	—	20,054	20,054

Balances, December 31, 2007	18,876	$189	$205,306	$11,771	$217,266

See accompanying notes to consolidated financial statements.

Bankrate, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$20,054	$10,004	$9,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,731	2,402	895
Provision for doubtful accounts receivable	941	1,226	200
Share-based compensation	11,209	8,724	—
Excess tax benefits—share-based compensation	(4,996)	(3,033)	446
Deferred income taxes	(1,583)	3,508	4,932
Loss on disposal of assets	12	—	—
Changes in operating assets and liabilities, net of effects from business acquisitions:
Increase in accounts receivable	(646)	(7,954)	(3,337)
(Increase) decrease in prepaid expenses and other assets	126	(444)	125
Decrease in accounts payable	(543)	(2,903)	(394)
Increase in accrued expenses	1,482	3,178	1,822
(Decrease) increase in other liabilities	(50)	35	(799)
(Decrease) increase in deferred revenue	(438)	(526)	984

Net cash provided by operating activities	28,299	14,217	14,548

Cash flows from investing activities:
Purchases of short-term investments	(233,372)	(96,800)	—
Sales of short-term investments	330,172	—	—
Purchases of furniture, fixtures and equipment	(760)	(1,543)	(244)
Cash used in business acquisitions, net of cash acquired	(28,252)	(4,572)	(38,970)
Proceeds from sale of assets	—	68	12
Restricted cash	(3)	(298)	—

Net cash provided by (used in) investing activities	67,785	(103,145)	(39,202)

Cash flows from financing activities:
Proceeds from the sale of common stock, net	—	90,688	—
Offering costs associated with the sale of common stock in May 2006	(80)	—	—
Proceeds from the exercise of stock options	10,933	4,852	399
Excess tax benefit-stock options	4,996	3,033	—

Net cash provided by financing activities	15,849	98,573	399

Net increase (decrease) in cash and cash equivalents	111,933	9,645	(24,255)
Cash and equivalents, beginning of period	13,125	3,480	27,735

Cash and equivalents, end of period	$125,058	$13,125	$3,480

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$14,264	$1,286	$34

See accompanying notes to consolidated financial statements.

BANKRATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

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

Acquisitions

On December 7, 2007, the Company completed the acquisition of certain assets and liabilities of Nationwide Card Services, Inc., a Tennessee corporation (“NCS”), for $27.6 million in cash, which includes an Additional Net Asset Purchase Payment as provided for in Section 2.8 of the Asset Purchase Agreement (the “NCS Agreement”) dated November 30, 2007, of up to $1.2 million in cash. The Company paid $22.9 million in cash to the sellers and $3.5 million was placed in escrow to satisfy certain indemnification obligations of the NCS sellers. Section 2.9 of the NCS Agreement calls for potential Earn-Out Payments of up to $7 million through December 31, 2009 based on the achievement of certain financial performance metrics. NCS’s results of operations for the period from December 1, 2007 to December 31, 2007 are included in the Company’s consolidated financial statements.

On December 5, 2007, the Company completed the acquisition of certain assets and liabilities of Savingforcollege.com, LLC, a New York limited liability company (“SFC”), for $2.25 million in cash, subject to Final Net Worth adjustments as provided for in Section 2.8 of the Asset Purchase Agreement (the “SFC Agreement”) dated December 5, 2007. The Company paid $1.85 million to the SFC sellers and $400,000 was placed in escrow to satisfy certain indemnification obligations of the SFC sellers. Section 2.9 of the SFC Agreement calls for potential Earn-Out Payments of up to $2 million through December 31, 2010 based on the achievement of certain financial performance metrics. SFC’s results of operations for the period from December 1, 2007 to December 31, 2007 are included in the Company’s consolidated financial statements.

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

On November 30, 2005, the Company completed the acquisition of Wescoco LLC, a Delaware limited liability company d/b/a FastFind (“FastFind”) for $10 million in cash, plus a net working capital adjustment of $149,000 in the quarter ended June 30, 2006, in accordance with the Agreement and Plan of Merger dated November 20, 2005.

Stock Offering

In May 2006, the Company closed a public offering of 2,697,776 shares of its common stock, of which 2,005,991 shares were sold by the Company and 691,785 were sold by certain of the Company’s existing stockholders, at a price of $48.25 per share. The resulting $92.4 million in net proceeds included $1.7 million in proceeds from the exercise of stock options by existing stockholders and employees.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Wescoco LLC, Mortgage Market Information Services, Inc., Interest.com, and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd). All material intercompany accounts and transactions have been eliminated. See Note 8.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company believes that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable, share-based compensation, and goodwill impairment, have the greatest potential impact on its consolidated financial statements. Actual results could materially differ from those estimates.

Cash Equivalents

The Company considers all highly liquid debt investments purchased with an original maturity of less than three months to be cash equivalents. The carrying value of these investments approximates fair value. The Company had $351,000 in cash outside of the United States as of December 31, 2007.

Reclassification of Short-Term Investments

The Company’s short-term investments at December 31, 2006 consisted primarily of Triple A rated investment grade auction rate municipal, corporate, governmental and educational notes and bonds. The securities underlying the Company’s investments have maturities that range from 16 to 40 years. The Company’s investments are classified as short-term investments since the securities are held for auction at pre-determined short term intervals, generally ranging from 7 to 35 days, whereby the interest rates are reset to current interest rates through a market based auction process. At the end of such period, the Company typically rolls over its holdings into new or reset auction rate securities or redeems the investments for cash. All of these short-term investments were classified as available-for-sale and reported at fair value. Due to the frequency and short-term market based auction process associated with the reset feature, the investments’ trade at par which approximates fair value; therefore, there are no realized or unrealized gains or losses associated with these investments.

As of December 31, 2006, the Company’s cash and cash equivalents included $96,800,000 of investment grade auction rate securities. These securities were reclassified as short-term investments in the accompanying condensed consolidated balance sheet as of December 31, 2006, and the statement of cash flows for the year then ended to conform with the current period presentation.

Since August 2007, and as of December 31, 2007, the Company was not invested in any investment grade auction rate securities.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. The Company looks at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of the Company’s customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses.

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

Intangible Assets

Intangible assets consist primarily of trademarks and URLs, software licenses, customer relationships, developed technologies and non-compete agreements acquired in connection with business combinations or asset acquisitions. Intangible assets are being amortized over their estimated useful lives on a straight-line basis. The asset categories and their estimated useful lives are as follows:

Years
Trademarks and URLs	5-20
Software licenses	2-3
Customer relationships	7-14
Developed technologies	4-5
Non-compete agreements	3-5

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

The Company completed its annual goodwill impairment test during the fourth quarter of 2007 and determined that the carrying amount of goodwill was not impaired. The Company did not recognize any goodwill impairment charges in 2006 or 2005.

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

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of its intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize intangible asset impairment charges in 2007, 2006 or 2005.

Basic and Diluted Earnings Per Share

The Company computes basic earnings per share by dividing net income for the year by the weighted average number of shares outstanding for the year. Diluted earnings per share includes the effects of dilutive common stock equivalents, consisting of outstanding share-based awards and unrecognized compensation expense and tax benefits in accordance with SFAS No. 123R, Share-Based Payment, to the extent the effect is not antidilutive, using the treasury stock method.

The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
(In thousands except share and per share data)	2007	2006	2005
Net income	$20,054	$10,004	$9,674

Weighted average common shares outstandings for basic earnings per share calculation	18,423,414	17,332,632	15,809,259
Additional dilutive shares related to share-based awards	932,625	513,122	1,112,959

Weighted average common shares and equivalents outstanding for diluted earnings per share calculation	19,356,039	17,845,754	16,922,218

Basic and diluted earnings per share:
Basic	$1.09	$0.58	$0.61
Diluted	$1.04	$0.56	$0.57

The weighted average number of common shares outstanding used in computing diluted net income per share for the years ended December 31, 2007, 2006 and 2005 includes the shares resulting from the dilutive effect of outstanding stock options. For the years ended December 31, 2007, 2006 and 2005, 4,000, 176,000 and 227,500 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

Share-Based Compensation

During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for share-based compensation in accordance with, SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elected the modified prospective method, pursuant to which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date of SFAS No. 123R and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The adoption of SFAS No. 123R had a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 3 for further information regarding the Company’s share-based compensation assumptions and expense, including pro forma disclosures for the prior period, as if the Company had recorded share-based compensation expense under SFAS No. 123 during this period.

Deferred Compensation Plan

During 2002, the Company established a non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation liability (other non-current liabilities) was $187,000 and $223,000 at December 31, 2007 and 2006, respectively. The Company has established a grantor trust (Rabbi Trust) to provide funding for benefits payable under its non-qualified deferred compensation plan. The assets held in the trust at December 31, 2007 and 2006 amounted to $174,000 and $223,000 respectively. The Rabbi Trust’s assets consist of short-term cash investments and a managed portfolio of equity securities. These assets are included in other assets in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

The Company does not currently use derivative financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) as clarified by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies varies, adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of SFAS No. 109.

FIN 48 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Revenue Recognition

The Company generates revenue from two primary sources: online publishing and print publishing and licensing.

Online Publishing Revenue

The Company sells graphic advertisements on its Online Network consisting primarily of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the cost-per-thousand impressions (“CPM”) the advertiser receives, and in fixed-billed campaigns. The amount of advertising the Company sells is a function of (1) the number of visitors to its Online Network, (2) the number of ad pages the Company serves to those visitors, (3) the number of advertisements per page, and (4) advertiser demand. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions delivered at the contractual price or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned income on the balance sheet and is recognized later when the under-delivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. Additionally, the Company generates revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to its Online Network transacts with one of its advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser, subject to the Company’s verification. The Company is also involved in revenue sharing arrangements with its online partners where the consumer uses co-branded sites hosted by the Company. Revenue is effectively allocated to each partner based on the percentage of advertisement views at each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company also sells hyperlinks (interest rate table listings) on various third-party Internet sites on a cost-per-click (“CPC”) basis. Advertisers pay the Company each time a visitor to its Online Network clicks on a rate table listing, net of invalid clicks. The Company also sells text links on its rate pages to advertisers on a CPC basis. Advertisers enter an auction bidding process on a third-party web site for placement of their text link based on the amount they are willing to pay for each click though to their web site. The Company recognizes revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process.

Online publishing revenue, prior to the first quarter of 2006, included barter revenue, which represents the exchange of advertising space on the Company’s web site for reciprocal advertising space or traffic on other web sites. Barter revenues and expenses were recorded at the fair market value of the advertisements delivered or received, whichever is more determinable in the circumstances. The Company followed the accounting literature provided by EITF Issue 99-17, “Accounting for Advertising Barter Transactions”. In accordance with EITF Issue 99-17, barter transactions were valued based on similar cash transactions which occurred within six months prior to the date of the barter transaction. Revenue from barter transactions was recognized as income when advertisements were delivered on the Company’s web site. Barter expense was recognized when the Company’s advertisements ran on the other companies’ web sites, which was typically in the same period barter revenue was recognized. If the advertising impressions were received from the customer prior to the Company delivering the advertising impressions, a liability was recorded. If the Company delivered advertising impressions to the other companies’ web sites prior to receiving the advertising impressions, a prepaid expense was recorded. Barter revenue was approximately $2,253,000 and represented approximately 5% of total revenue, for the year ended December 31, 2005.

Print Publishing and Licensing Revenue

Print publishing and licensing revenue represents advertising revenue from the sale of advertising in the Mortgage Guide (formerly called Consumer Mortgage Guide) and the Deposit Guide rate tables, newsletter subscriptions, and licensing of research information. The Company charges a commission for placement of the Mortgage Guide and the Deposit Guide in a print publication. Advertising revenue and commission income is recognized when the Mortgage Guide and the Deposit Guide runs in the publication. Revenue from the Company’s newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period.

The Company also earns fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters, and from providing rate surveys to institutions and government agencies. In addition, the Company licenses research data under agreements that permit the use of rate information it develops to advertise the licensee’s products in print, radio, television and web site promotions. Revenue for these products is recognized ratably over the contract/subscription periods. In the third quarter of 2006, the Company launched its first editorial free-standing insert in USA Today. A free-standing insert, or FSI, is a preprinted advertising booklet that is loosely inserted between the pages of a newspaper or magazine. The Company develops the FSIs with its editorial content, and then sells the sponsorship of the FSI to one or more advertisers.

Marketing Expenses

Marketing costs represent expenses associated with expanding brand awareness of the Company’s products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs. Marketing costs also included barter expense prior to January 1, 2006, which represented the non-cash cost of the Company’s advertisements that were run on other companies’ web sites in the barter transactions. Barter expense of approximately $2,254,000 was recorded for the year ended December 31, 2005. Marketing costs are expensed as incurred.

Comprehensive Income

Comprehensive income is the same as net income for the years ended December 31, 2007, 2006 and 2005.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Rresearch Bulleting No. 51. SFAS No. 141 (revised 2007) will change how business acquisitions are accounted for and will impact financial statements on both the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141 (revised 2007) and SFAS No. 160 are effective for the Company beginning in the first quarter of 2009. Early adoption is not permitted. The Company is currently evaluating the impact that SFAS No. 141 (revised 2007) and SFAS No. 160 will have on its consolidated financial statements.

In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for stock option grants after December 31, 2007. Use of the simplified method after December 31, 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the stock options. The Company currently uses the simplified method to estimate the expected term for employee stock option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for stock options granted after December 31, 2007. The Company adopted SAB 110 effective January 1, 2008 and will continue to apply the simplified method until enough historical experience is available to provide a reasonable estimate of the expected term for stock option grants.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value of certain assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but may change current practice for certain entities. In February 2008, the FASB issued FSP 157-2 Partial Deferral of the Effective Date of Statements 157, which delays the effective date of SFAS 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Although we will continue to evaluate the application of SFAS 157, we do not believe adoption will have a material impact on our consolidated financial statements.

Reclassification

Certain prior year amounts related to accrued expenses and excess tax benefits–share-based compensation, in the 2006 consolidated statement of cash flows, have been reclassified to conform with the current year presentation.

Note 3—Share-Based Compensation

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of incentive and non-qualified stock options and restricted stock. Currently, the Company grants stock options from the Second Amended and restated 1999 Equity Compensation Plan (the “Plan”). The Board of Directors has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants.

1997 Equity Compensation Plan

During 1997, the Company adopted the 1997 Equity Compensation Plan (the “1997 Plan”) to provide directors, officers, non-employee members of the Board of Directors of the Company and certain consultants and advisors with the opportunity to receive grants of incentive stock options, non-qualified stock options and restricted stock. The Board of Directors has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition or other agreements relating to the grants. The aggregate number of common shares that may be issued under the 1997 Plan was initially 900,000. In January 1999, the Company amended the 1997 Plan to increase the number of shares authorized to 1,500,000 shares. As of December 31, 2007, 77,949 shares were available for grant under the 1997 Plan.

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

No stock options were granted under the 1997 Plan during the years ended December 31, 2007, 2006 and 2005.

Second Amended and Restated 1999 Equity Compensation Plan

In March 1999, the Company’s stockholders approved the 1999 Equity Compensation Plan (the “1999 Plan”), to provide designated employees of the Company, certain consultants and non-employee members of the Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The 1999 Plan was originally authorized to grant share-based awards for up to 1,500,000 shares. In April 2000, the Company amended the 1999 Plan to increase the number of shares authorized to 3,500,000. This amendment was approved by the Company’s stockholders. During the first quarter of 2007, the Company granted stock options from the 1999 Equity Compensation Plan, as amended, contingent on stockholder approval of the Board of Director’s recommendation to increase the number of shares authorized to be issued pursuant to such plan. On June 20, 2007, the stockholders of the Company approved several amendments to the 1999 Equity Compensation Plan, as previously amended and restated through March 15, 2007, to be adopted in the form of a new amended and restated plan document, the Bankrate, Inc. Second Amended and Restated 1999 Equity Compensation Plan (the “Plan”), making the Plan effective as of June 20, 2007. The amendments increased the number of shares reserved for issuance under the Plan from 3,500,000 to 4,500,000. Subject to the terms of the Plan, the Compensation Committee of the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the Plan is to advance the interests of the Company by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of the Company’s stockholders. The Plan is intended to accomplish these goals by enabling the Company to grant awards in the form of stock options, stock appreciation rights, restricted or unrestricted stock, restricted or unrestricted stock units, performance awards, any other awards that are convertible into or otherwise based on the Company’s common stock, or cash awards.

Options granted generally vest over four years, 25% after the first year and monthly thereafter over the remaining three years, and expire between 5 and 10 years after the date of grant. As of December 31, 2007, 510,434 shares were available for grant under the Plan. Stock options exercisable into 466,500, 732,000 and 690,000 shares, respectively, were granted under the Plan to outside directors and employees during 2007, 2006 and 2005.

Restricted Stock

In April 2007, the Company awarded 200,000 shares of restricted common stock to certain executive officers under the Second Amended and Restated 1999 Equity Compensation Plan. The awards have an eight-year term and only vest if, at any point during the term of the award, the closing price of the Company’s stock is at or above the following specific thresholds for ninety consecutive days; $44.00—25% of award shares vest; $50.00—an additional 33% of award shares vest; $56.00—the remaining 42% of award shares vest. Once the specific threshold has been satisfied, the applicable percentage of award shares vest as follows; one-third upon satisfying the incremental threshold; one-third on the first anniversary of satisfying the incremental threshold; and the remaining one-third on the second anniversary of satisfying the incremental threshold. The awards also vest on a change in control provided certain conditions are met. The Company valued the awards using a Monte Carlo simulation model that used the following assumptions: volatility factor—61.8% based on a weighted average of historical stock price volatility and implied volatility in market traded options; risk-free interest rate— 4.73% on U.S. Treasury constant maturity issues having remaining terms similar to the expected term of the awards; and the dividend yield is 0%. The weighted average grant date fair value was $35.59 and the weighted average expected time to vest as of grant date was 2.37 years. Share-based compensation expense for the year ended December 31, 2007 included approximately $2,359,000 related to the awards. Additionally, as of December 31, 2007, there was approximately $4.8 million of unrecognized compensation costs, adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately 1.69 years, related to non-vested awards. No award shares were vested as of December 31, 2007.

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

Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FIN 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan options. Under this method, compensation was recognized over the grant’s vesting period only if the current market price of the underlying stock on the date of grant exceeds the exercise price. SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to FASB Statement No. 123, established accounting and disclosure requirements using a fair value-based method of accounting for share-based employee compensation plans. The Company had elected to apply the intrinsic value-based method of accounting described above, and adopted the disclosure requirements of SFAS No. 148.

The following table provides the fair value of the stock options granted during the years ended December 31, 2007, 2006 and 2005 using the Black-Scholes option pricing model together with a description of the assumptions used to calculate the fair value.

	Year Ended December 31,
	2007	2006	2005
Weighted average grant date fair value	$27.01	$20.90	$18.18
Expected volatility	58%	70%	116%
Risk free rate	4.8%	4.7%	3.5%
Expected lives	4.75 years	4.75 years	5 years
Expected dividend yield	0%	0%	0%

The stock-based compensation expense for stock options and restricted stock awards recognized in the Company’s consolidated statements of income for the years ended December 31, 2007 and 2006 is as follows:

(In thousands)	Year Ended December 31,
Income Statement Classifications	2007	2006
Cost of revenue:
Online publishing	$1,984	$1,077
Print publishing and licensing	159	148
Operating expenses:
Sales	1,334	662
Marketing	630	—
Product development	803	474
General and administrative	6,299	6,363

Total	$11,209	$8,724

The following table sets forth the pro forma net income and net income per share for the year ended December 31, 2005 that would have resulted if the Company had accounted for its stock options under the fair value recognition provisions of SFAS No. 123.

(In thousands except share and per share data)	Year Ended December 31, 2005
Net income:
As reported	$9,674
Less total stock-based employee compensation determined under fair value-based method for all awards, net of related tax effect	(3,337)

Pro forma	$6,337

Basic and diluted earnings per common share as reported:
Basic	$0.61
Diluted	$0.57
Basic and diluted earnings per common share pro forma:
Basic	$0.40
Diluted	$0.40
Weighted average common shares outstanding-reported:
Basic	15,809,259
Diluted	16,922,218
Weighted average common shares outstanding-pro forma:
Basic and diluted	15,809,259

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

Pursuant to the income tax provisions of SFAS 123R, the Company has elected the “long-haul method” of computing its hypothetical additional paid-in capital, or APIC pool. As of December 31, 2007, there was approximately $17.0 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, which will be recognized over a weighted average period of approximately 2.91 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The total fair value of stock options that vested during the years ended December 31, 2007, 2006 and 2005 was approximately $8.5 million, $6.1 million and $4.0 million, respectively.

Stock option activity during the years ended December 31, 2007, 2006, and 2005 was as follows:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2004	2,038,244	$0.85 to $15.40	$9.15
Granted	690,000	$13.32 to $32.25	$22.39
Exercised	(77,066)	$0.85 to $13.00	$5.18
Forfeited	(19,223)	$0.85 to $18.44	$12.94
Expired	—	—	—

Balance, December 31, 2005	2,631,955	$0.85 to $32.25	$12.69
Granted	732,000	$28.91 – $47.47	$34.66
Exercised	(360,668)	$0.85 – $32.25	$13.45
Forfeited	(253,697)	$0.85 – $35.75	$39.98
Expired	—	—	—

Balance, December 31, 2006	2,749,590	$0.85 – $47.47	$17.08
Granted	466,500	$27.26 – 40.36	$34.44
Exercised	(651,197)	$0.85 – $42.33	$16.77
Forfeited	(180,209)	$12.63 – $38.43	$29.75
Expired	—	—	—

Balance, December 31, 2007	2,384,684	$0.85 – $47.47	$19.61	$67,920,000

The weighted average fair values of stock options granted during the years ended December 31, 2007, 2006 and 2005 were $27.01, $20.90, and $18.18, respectively.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $21.1 million, $11.1 million, and $1.5 million, respectively, and is calculated as the difference between the market value on the date of exercise and the exercise price of the stock options. The aggregate intrinsic value is calculated as the difference between the market value as of December 31, 2007 of $48.09 and the exercise price of the stock options.

Additional information with respect to outstanding options as of December 31, 2007 was as follows:

	Options Outstanding		Options Exercisable
Prices	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Number of Shares	Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
$0.85 – $8.46	826,641	3.58	804,766	$7.42	3.59
$10.01 to $13.00	411,827	3.47	387,046	$10.68	3.45
$13.20 to $18.44	205,884	4.16	111,822	$16.50	4.09
$26.98 to $32.75	376,812	5.36	75,364	$29.65	5.31
$35.75 to $47.47	563,520	5.73	164,249	$38.25	5.51

	2,384,684	4.40	1,543,247	$13.26	3.88	$53,750,000

Note 4—Financial Statement Details

Allowance for doubtful accounts—

	For year ended December 31,
(In thousands)	2007	2006	2005
Balance, beginning of year	$2,155	$1,631	$400
Provision	941	1,226	200
Write-offs	(830)	(702)	(241)
Recoveries	24	—	20
Acquisitions	—	—	1,252

Balance, end of year	$2,290	$2,155	$1,631

Furniture, fixtures and equipment—

	December 31,
(In thousands)	2007	2006
Furniture, fixtures and equipment consisted of the following:
Furniture and fixtures	$704	$639
Computers and software	4,410	4,209
Equipment	192	140
Leasehold improvements	618	542

	5,924	5,530
Less accumulated depreciation and amortization	(4,122)	(3,826)

	$1,802	$1,704

Depreciation expense was $855,000, $744,000, and $650,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Intangible Assets—

Intangible assets consisted of the following at December 31, 2007:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and URLs	$7,768	$(544)	$7,224	17.7
Software licenses	569	(560)	9	2.5
Customer relationships	20,500	(2,570)	17,930	8.6
Developed technology	1,900	(356)	1,544	4.4
Non-compete agreements	981	(203)	778	4.4

	$31,718	$(4,233)	$27,485	10.3

Intangible assets consisted of the following at December 31, 2006:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and URLs	$5,146	$(265)	$4,881	19.6
Software licenses	569	(539)	30	2.5
Customer relationships	10,000	(1,280)	8,720	9.2
Developed technology	800	(173)	627	5.0
Non-compete agreements	281	(98)	183	3.1

	$16,796	$(2,355)	$14,441	11.8

Amortization expense was $1,876,000, $1,658,000, and $245,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Future amortization expense as of December 31, 2007 is expected to be:

Year Ending December 31,	Amortization Expense
(In thousands)
2008	$3,053
2009	3,784
2010	4,081
2011	3,682
2012	3,120
Thereafter	9,765

Total expected amortization expense of intangible assets	$27,485

Accrued Expenses—

Accrued expenses consisted of the following:

	December 31,
(In thousands)	2007	2006
Accrued payroll and related benefits	$2,920	$1,963
Vacation	343	381
Sales commissions	294	405
Marketing	670	395
Due to distribution partners	1,323	1,230
Acquisition related payables	1,094	—
Professional fees	157	267
Deferred rent	381	119
Legal fees	289	185
Other	621	292

	$8,092	$5,237

Note 5—Income Taxes

Income before income taxes includes a loss from foreign operations of $238,000 for the year ended December 31, 2007. The components of the income tax expense are as follows:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Current:
Federal	$13,007	$2,850	$476
State	2,856	553	392

Total current	15,863	3,403	868

Deferred:
Federal	(1,335)	2,757	4,498
State	(189)	751	434
Foreign	(59)	—	—

Total deferred	(1,583)	3,508	4,932

Total income tax expense	$14,280	$6,911	$5,800

The difference between income tax expense computed at the statutory rate and the reported income tax expense is as follows:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Income taxes at statutory rate	$12,017	$5,751	$5,261
State income taxes, net of federal benefit	1,674	861	545
Nondeductible items and other	216	39	18
Change in deferred asset effective rate and other	373	260	(24)

Total income tax expense	$14,280	$6,911	$5,800

The Company’s effective rate differs from the statutory federal income tax rate, primarily due to state income taxes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2007	2006
Deferred tax assets:
Current—
Allowance for doubtful accounts	$713	$631
Accrued expenses	105	123
Net operating loss carryforwards	60	346
Tax credit carryforwards	—	604

	878	1,704
Long-term—
Share-based compensation	4,747	2,108

Total gross deferred tax assets	5,625	3,812
Deferred tax liabilities:
Long-term—
Depreciation and amortization	(1,076)	(846)

Net deferred tax assets	$4,549	$2,966

As required by SFAS No. 109, Accounting for Income Taxes, the Company recognizes tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Based upon a sustained trend of historical earnings, management believes it is more likely than not that the Company will realize the benefits of its net deferred tax assets, and thus no valuation allowance was recorded at December 31, 2007 or 2006.

As of December 31, 2007, the Company had net operating loss carryforwards (“NOL”) of approximately $238,000 for foreign income tax purposes, which expire in 2012, and utilized approximately $9,676,000 of state NOLs from 2006.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN No. 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company did not recognize a change in the liability for unrecognized tax benefits.

There were no unrecognized tax benefits as of January 1, 2007, and there have been no material changes in unrecognized tax benefits through December 31, 2007.

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

There are no accruals for the payment of interest and penalties at December 31, 2007. The Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Note 6—Commitments and Contingencies

Leases

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

The Company leases approximately 520 square feet in San Francisco, California, that is used as a sales office, under the terms of a lease expiring on April 30, 2008, and leases office space in Sherman Oaks, California on a month-to-month basis.

In connection with the acquisition of certain assets and liabilities of NCS, the Company assumed a lease for approximately 6,400 square feet of office space in Memphis, Tennessee. The initial lease term expires on December 31, 2011.

In connection with the acquisition of certain assets and liabilities of SFC, the Company entered into a sublease with the SFC seller for approximately 1,900 square feet of office space in Pittsford, New York. The initial lease term expires on March 31, 2009.

Total rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $1,728,000, $1,101,000 and $620,000, respectively.

The Company recognizes rent expense for operating leases with periods of free rent (including construction periods), step rent provisions and escalation clauses on a straight-line basis over the applicable lease term. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured. The Company takes these provisions into account when calculating minimum aggregate rental commitments under non-cancelable operating leases. Future minimum lease payments under non-cancelable operating leases having lease terms in excess of one year as of December 31, 2007 were:

(In thousands)	Operating Leases
Year Ending December 31,
2008	$1,351
2009	1,166
2010	1,060
2011	1,078
2012	988
Thereafter	3,769

Total minimum lease payments	$9,412

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

The Company believes that the allegations in the complaint are without merit and intends to vigorously defend against them. On October 19, 2007, the Company filed a motion for dismissal. The motion has now been fully briefed and is pending in the District Court. Because the outcome of the suit is uncertain at this time, the Company cannot estimate the amount of loss, if any, that could result from an adverse resolution of this matter.

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

Under the terms of the Settlement Agreement, the Company agreed to make a one-time cash payment of $3.0 million to AI and AI agreed to dismiss the lawsuit with no ability to reassert its claims against the Company. The Company has also agreed to certain terms and conditions that permit AI to advertise on Bankrate.com. The Company believes that all of AI’s claims against it were factually and legally without merit and did not admit to any wrongdoing as part of the settlement. The $3.0 million cash payment is included in the accompanying consolidated statement of income for the year ended December 31, 2006 as legal settlement.

From time to time, in addition to those identified above, the Company is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business. In accordance with U.S. generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to the legal matters pending against it. It is possible, nevertheless, that the Company’s consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies. The Company expenses legal costs as incurred.

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

Note 7—Segment Information

The Company currently operates in two reportable business segments: online publishing, and print publishing and licensing. The online publishing segment is primarily engaged in the sale of advertising, sponsorships, and hyperlinks in connection with the Company’s web sites, Bankrate.com, Interest.com, Insureme.com, Nationwidecardservices.com, Savingforcollege.com, Mortgage-calc.com, Bankrateselect.com, Feedisclosure.com, and Bankrate.com.cn (China). The print publishing and licensing segment is primarily engaged in the sale of advertising in the Mortgage Guide and Deposit and CD Guide rate tables, newsletter subscriptions, and licensing of research information. The acquired operations of Nationwide Card Services, Inc., FastFind, Interest.com, Savingforcollege.com, LLC, and Mortgage-calc.com are included in the online publishing segment. The acquired operations of Mortgage Market Information Services, Inc. are included in the print publishing and licensing segment. Other consists of interest income on the Company’s investments in cash and cash equivalents, income tax expense, and the assets not directly associated with the online publishing and print publishing and licensing businesses. The Company evaluates the performance of its operating segments based on segment profit (loss).

The Company has been integrating and making certain changes in the organizational structure of the print publishing and licensing segment since the MMIS acquisition was completed. During the fourth quarter of 2007, the Company completed these changes in the organizational structure of the segment which caused the cost composition of the segment to change. Business operations were centralized and consolidated in its Chicago office location, and the print sales team merged with and into its online publishing ad sales team. Sales expenses, product development expenses, and general and administrative expenses were the line items affected by these changes. Accordingly, certain amounts in the 2006 and 2005 segment information presented below have been reclassified to conform with the 2007 presentation. In 2006, print publishing and licensing sales expenses increased $368,000; product development expenses decreased $713,000; and general and administrative expenses decreased $3,905,000. In 2005, print publishing and licensing sales expenses increased $177,000; product development expenses decreased $288,000; and general and administrative expenses decreased $888,000.

No single customer accounted for more than 10% of total revenue for the periods presented. No material revenues were generated outside of the United States.

Summarized segment information as of December 31, 2007, 2006 and 2005, and for the years ended December 31, 2007, 2006 and 2005, respectively, is presented below.

(In thousands)	Online Publishing	Print Publishing and Licensing	Other	Total
Year Ended December 31, 2007
Revenue	$83,695	$11,897	$—	$95,592
Cost of revenue	15,149	10,698	—	25,847

Gross margin	68,546	1,199	—	69,745
Operating expenses:
Sales	5,821	563	—	6,384
Marketing	8,474	1	—	8,475
Product development	4,656	—	—	4,656
General and administrative	19,328	525	—	19,853
Depreciation and amortization	2,439	292	—	2,731
Other income	—	—	6,688	6,688
Income tax expense	—	—	14,280	14,280

Segment profit (loss)	$27,828	$(182)	$(7,592)	$20,054

Goodwill	$39,810	$3,910	$—	$43,720

Total assets	$84,897	$7,164	$136,293	$228,354

(In thousands)	Online Publishing	Print Publishing and Licensing	Other	Total
Year Ended December 31, 2006
Revenue	$63,971	$15,679	$—	$79,650
Cost of revenue	11,101	13,846	—	24,947

Gross margin	52,870	1,833	—	54,703
Operating expenses:
Sales	4,687	368	—	5,055
Marketing	4,836	—	—	4,836
Product development	3,621	—	—	3,621
General and administrative	21,420	415	—	21,835
Legal settlement	3,000	—	—	3,000
Depreciation and amortization	2,020	382	—	2,402
Other income	—	—	2,961	2,961
Income tax expense	—	—	6,911	6,911

Segment profit (loss)	$13,286	$668	$(3,950)	$10,004

Goodwill	$26,130	$3,909	$—	$30,039

Total assets	$52,877	$9,109	$114,697	$176,683

(In thousands)	Online Publishing	Print Publishing and Licensing	Other	Total
Year Ended December 31, 2005
Revenue	$43,296	$5,753	$—	$49,049
Cost of revenue	7,389	5,346	—	12,735

Gross margin	35,907	407	—	36,314
Operating expenses:
Sales	3,507	177	—	3,684
Marketing	5,923	—	—	5,923
Product development	2,457	—	—	2,457
General and administrative	8,863	172	—	9,035
Depreciation and amortization	790	105	—	895
Other income, net	—	—	1,154	1,154
Income tax expense	—	—	5,800	5,800

Segment profit (loss)	$14,367	$(47)	$(4,646)	$9,674

Goodwill	$26,094	$3,941	$—	$30,035

Total assets	$43,109	$8,481	$10,963	$62,553

Note 8—Acquisitions

On December 7, 2007, the Company completed the acquisition of certain assets and liabilities of Nationwide Card Services, Inc., a Tennessee corporation (“NCS”), for $27.6 million in cash, which includes an Additional Net Asset Purchase Payment of up to $1.2 million in cash, as provided for in Section 2.8 of the Asset Purchase Agreement (the “NCS Agreement”) dated November 30, 2007. The Company paid $22.9 million in cash to the sellers and $3.5 million was placed in escrow to satisfy certain indemnification obligations of the NCS sellers. Section 2.9 of the NCS Agreement calls for potential Earn-Out Payments of up to $7 million through December 31, 2009 based on the achievement of certain financial performance metrics. The acquisition was accounted for as a purchase and NCS’s results of operations for the period from December 1, 2007 to December 31, 2007 are included in the Company’s consolidated financial statements. Approximately $13.2 million in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. The Company expects goodwill to be amortizable and deductible for income tax purposes. Approximately $13.1 million was recorded as intangible assets consisting of customer and affiliate relationships—$10.5 million; developed technology—$1.1 million; non-compete agreements—$700,000; and Internet domain name—$500,000. This acquisition was made to expand the product lines offered in the online publishing business.

On December 5, 2007, the Company completed the acquisition of certain assets and liabilities of Savingforcollege.com, LLC, a New York limited liability company (“SFC”), for $2.25 million in cash, subject to Final Net Worth adjustments as provided for in Section 2.8 of the Asset Purchase Agreement (the “SFC Agreement”) dated December 5, 2007. The Company paid $1.85 million to the SFC sellers and $400,000 was placed in escrow to satisfy certain indemnification obligations of the SFC sellers. Section 2.9 of the SFC Agreement calls for potential Earn-Out Payments of up to $2 million through December 31, 2010 based on the achievement of certain financial performance metrics. The acquisition was accounted for as a purchase and SFC’s results of operations for the period from December 1, 2007 to December 31, 2007 are included in the Company’s consolidated financial statements. Approximately $521,000 in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. The Company expects goodwill to be amortizable and deductible for income tax purposes. This acquisition was made to compliment the online publishing business.

The following unaudited pro forma data summarizes the results of operations for the periods presented as if the acquisitions of NCS and SFC had been completed on January 1, 2006. The pro forma data give effect to the actual operating results prior to the acquisitions and adjustments to interest income, intangibles and income taxes. These pro forma amounts are not intended to be indicative of the results that would have been actually reported if the acquisitions had occurred on January 1, 2006, or that may be reported in the future.

	Year Ended December 31,
(In thousands except share and per share amounts)	2007	2006
Total revenue	$126,737	$102,889

Net income	$20,150	$8,149

Basic and diluted earnings per share:
Basic	$1.09	$0.47
Diluted	$1.04	$0.46
Weighted average common shares outstanding
Basic	18,423,414	17,332,632
Diluted	19,356,039	17,845,754

The Company determined the fair value of the intangibles and the resulting goodwill in the purchase price allocations for the acquisitions. These valuations principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. Purchase price allocations for business combinations accounted for under the purchase method of accounting in 2007 were as follows:

(In thousands)
Property and equipment	$227
Goodwill	13,680
Customer relationships	10,500
Developed technology	1,100
Internet domain names	2,300
Non-compete agreements	700
Affiliated networks	300
Accounts receivable and other assets acquired	3,555
Accounts payable, accrued expenses and other liabilities assumed	(4,110)

Cash used in business acquisitions, net of cash acquired	$28,252

The weighted average amortization periods for intangible assets recorded in the NCS and SFC acquisitions are as follows:

Years
Trademarks and URLs	14.2
Customer relationships	8.0
Developed technology	4.0
Non-compete agreements	5.0
Total	8.6

On August 4, 2006, the Company completed the acquisition of a group of assets that consists of three web sites (Mortgage-calc.com, Mortgagecalc.com and Mortgagemath.com, collectively “Mortgage-calc.com”) owned and operated by East West Mortgage, Inc. for $4.4 million in cash. The Company paid $4,350,000 on August 7, 2006, and $50,000 was placed in escrow to satisfy certain indemnification obligations of the seller. The acquisition was funded with cash on hand. As a result of the acquisition, approximately $4,411,000 in intangible assets was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired. The operations of these web sites were integrated into the online publishing segment.

On December 1, 2005, the Company completed the acquisition of Mortgage Market Information Services, Inc., an Illinois corporation, and Interest.com, Inc., an Illinois corporation (“Interest.com” and collectively with Mortgage Market Information Services, Inc., “MMIS”), for $30 million in cash, subject to final Closing Date Equity adjustments under section 3.03 of the Agreement and Plan of Merger dated November 20, 2005. The Company paid $26 million on December 8, 2005, $1 million on January 5, 2006, and $3 million was placed in escrow to satisfy certain indemnification obligations of MMIS’s shareholder. The acquisition was funded with cash on hand. The acquisition was accounted for as a purchase and the results of operations of MMIS are included in the consolidated results of the Company from the acquisition date. As a result of the acquisition, approximately $23.3 million in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded.

On November 30, 2005, the Company completed the acquisition of Wescoco LLC, a Delaware limited liability company d/b/a “FastFind” (“FastFind”) for $10 million in cash, plus a net working capital adjustment of $149,000 in the quarter ended June 30, 2006, in accordance with the Agreement and Plan of Merger dated November 20, 2005. The acquisition was funded with cash on hand. The acquisition was accounted for as a purchase and the results of operations of FastFind are included in the consolidated results of the Company from the acquisition date. As a result of the acquisition, approximately $6.7 million in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of assets acquired and liabilities assumed.

In connection with the acquisition of FastFind on November 30, 2005, the Company made a final payment of approximately $149,000 based on an adjustment to Closing Date Net Working Capital as defined under Section 3.03 of the Agreement and Plan of Merger dated November 20, 2005. Accordingly, goodwill was increased by this amount during the quarter ended June 30, 2006.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the acquisitions of MMIS and FastFind had been completed on January 1, 2005. The pro forma data give effect to the actual operating results prior to the acquisitions and adjustments to interest expense, goodwill amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have been actually obtained if the acquisitions had occurred on January 1, 2004 or that may be obtained in the future.

(In thousands except share and per share data)	Year Ended December 31, 2005
Total revenue	$69,816

Income from operations	$12,639

Net income	$8,053

Basic and diluted earnings per share:
Basic	$0.51
Diluted	$0.48
Weighted average common shares outstanding:
Basic	15,809,259
Diluted	16,922,218

The Company determined the fair value of the intangibles and the resulting goodwill in its purchase price allocations for the MMIS and FastFind acquisitions. These valuations principally use the discounted cash flow methodology and were made concurrent with the effective acquisition. Purchase price allocations for business combinations accounted for under the purchase method of accounting related to 2005 were as follows:

(In thousands)
Property and equipment	$227
Goodwill	30,035
Working capital	(2,015)
Customer relationships	10,000
Developed technology	800
Internet domain names	600
Non-compete agreement	270
Other assets	53
Other liabilities	(1,000)

Cash used in business acquisitions, net of cash acquired	$38,970

Note 9—Employee Benefit Plan

The Company sponsors a 401(k) plan for certain employees over the age of 21 who have completed a minimum of 12 months of employment. The Company makes safe-harbor contributions of 3.0% of an employee’s salary. Company contributions totaled approximately $413,000, $400,000 and $215,000 in 2007, 2006 and 2005, respectively.

Note 10—Subsequent Events

On February 5, 2008, the Company completed the acquisition of certain assets and liabilities of InsureMe, Inc., a Colorado corporation, (“InsureMe”), for $65 million in cash with an additional $20 million in potential cash earn-out payments based on achieving certain performance metrics over the next two years. InsureMe, based in Englewood, Colorado, operates a web site and network of hundreds of affiliates that offer consumers competitive insurance rates for auto, home, life, health and long-term care. The Company paid $58,500,000 on February 5, 2008, and $6,500,000 was placed in escrow to satisfy certain indemnification obligations of the InsureMe shareholders, utilizing cash on hand. The acquisition will be accounted for as a purchase and the results of operations of InsureMe will be included in the Company’s consolidated results from the acquisition date. The Company is in the process of determining the fair value of the intangible assets and resulting goodwill in its purchase price allocation. This acquisition was made to expand the product lines offered in the online publishing business.

Also on February 5, 2008, the Company acquired certain assets and liabilities of Lower Fees, Inc., a California corporation d/b/a/ “Fee Disclosure” (“Fee Disclosure”), for $2.85 million in cash and an additional amount in potential cash earn-out payments based on the achievement of certain financial performance metrics over the next five years. Fee Disclosure, based in Westlake Village, California, has developed a patent pending online portal to create an open marketplace to break down complicated vendor fees associated with the mortgage process. Fee Disclosure empowers consumers with comprehensive information to make informed real estate decisions and reduce their real estate and mortgage transaction costs. The Company paid $2,850,000 on February 5, 2008 utilizing cash on hand. The acquisition will be accounted for as a purchase and the results of operations of Fee Disclosure will be included in the Company’s consolidated results from the acquisition date. The Company is in the process of determining the fair value of the intangible assets and resulting goodwill in its purchase price allocation. This acquisition was made to compliment the online publishing business.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2007, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation the Company’s management, including the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management (“management”) is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2007, the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as amended. The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There has been no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007, nor subsequent to the date of their evaluation, that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bankrate, Inc.

We have audited Bankrate, Inc.’s (the Company or Bankrate) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Bankrate maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Ft. Lauderdale, Florida

March 17, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2007.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2007.

Equity Compensation Plan Information

The following table sets forth certain information relating to the shares of common stock that may be issued under our stock-based incentive plans at December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by securities holders (A)	2,584,684	$19.61	588,383
Equity compensation plans not approved by securities holders	—	—	—

Total	2,584,684	$19.61	588,383

(A)	Includes 200,000 shares of restricted stock awards. See footnote 3 in Notes to Consolidated Financial Statements in Item 8.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2007.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2007.

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

Exhibits	Description
2.1	Agreement and Plan of Reorganization dated November 20, 2005, by and among Bankrate, Inc., FastFind, LLC, and Wescoco LLC—incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K (filed 12/6/05) (No. 0-25681).

2.2	Agreement and Plan of Merger dated November 20, 2005, by and among Bankrate, Inc., Sub 1, Sub 2, Mortgage Market Information Services, Inc. and Interest.com, Inc., Scarlett Enterprises, Ltd., and James R. De Both—incorporated herein by reference to Exhibit 2.2 of the Registrant’s Form 8-K (filed 12/6/05) (No. 0-25681).

2.3	Asset Purchase Agreement by and among Bankrate, Inc., East West Mortgage, Inc., The Doug Bui Family Trust (2006), and Doug Bui, dated August 4, 2006 (the schedules and exhibits were omitted pursuant to Item 601(b)(2) of regulation S-K).—incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 10-Q (filed 8/9/06) (No. 0-25681).

2.4	Asset Purchase Agreement by and among Bankrate, Inc., Nationwide Card Services, Inc., and Ronnie H. Fowler, Scott A. Langdon, Robert E. Langdon, Dixon G. Schafer, and James Rumptz, effective as of November 30, 2007 (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K). +##

3.1	Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form S-1/A (filed 4/16/99) (No. 333-74291).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation—incorporated herein by reference to Exhibit 2.2 of the Registrant’s Form 10-Q (filed 11/13/00) (No. 0-25681).

3.3	Amended and Restated Bylaws—incorporated herein by reference to Exhibit 3.1(i) of the Registrant’s Form 8-K (filed 10/4/07) (No. 0-25681).

10.1	Executive Employment Agreement effective June 21, 2004, between Thomas R. Evans and the Company—incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (filed 6/30/04) (No. 0-25681). *

10.2	Executive Employment Agreement effective July 15, 2004, between Bruce J. Zanca and the Company—incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-K (filed 3/16/05) (No. 0-25681). *

10.3	Executive Employment Agreement effective October 4, 2004, between Steve Horowitz and the Company—incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-K (filed 3/16/05) (No. 0-25681). *

Exhibits	Description
10.4	Sublease Agreement dated November 18, 2004, between the Company and New Cingular Wireless Services, Inc. f/k/a AT&T Wireless Services, Inc.—incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-K (filed 3/16/05) (No. 0-25681).

10.5	Aggregator Agreement effective January 1, 2005 between the Company and iHomeowners, Inc.—incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 10-K (filed 3/16/05) (No. 0-25681). #

10.6	Marketing Agreement effective January 21, 2005 between the Company and LowerMyBills, Inc.—incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 10-K (filed 3/16/05) (No. 0-25681). #

10.7	Bankrate, Inc. 1997 Equity Compensation Plan—incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form S-1 (filed 2/11/99) (No. 333-74291). *

10.8	Bankrate, Inc. Second Amended and Restated 1999 Equity Compensation Plan—incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on Form 14A (filed 4/30/07) (No. 0-25681). *

10.9	Form of Stock Option Agreement under the 1997 Equity Compensation Plan and 1999 Compensation Plan—incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form S-1 (filed 2/11/99) (No. 333-74291). *

10.10	Executive Employment Agreement dated January 1, 2004 between G. Cotter Cunningham and Bankrate, Inc.—incorporated herein by reference to Exhibit 10.14 on Registrant’s Form 10-K (filed 3/15/04) (No. 0-25681). *

10.11	Executive Employment Agreement dated January 1, 2004 between Robert J. DeFranco and Bankrate, Inc.—incorporated herein by reference to Exhibit 10.15 on Registrant’s Form 10-K (filed 3/15/04) (No. 0-25681). *

10.12	Executive Employment Agreement effective May 23, 2005 between Lynn E. Varsell and Bankrate, Inc.—incorporated herein by reference to Exhibit 10.12 on Registrant’s Form 10-K (filed 3/16/06) (No. 0-25681). *

10.13	Executive Employment Agreement dated May 31, 2005 between Daniel P. Hoogterp and Bankrate, Inc.—incorporated herein by reference to Exhibit 10.1 on Registrant’s Form 10-Q (filed 8/9/05) (No. 0-25681). *

10.14	Lease Agreement dated November 3, 2005 between Gardens Plaza Investors, LLC and Bankrate, Inc.—incorporated herein by reference to Exhibit 10.14 on Registrant’s Form 10-K (filed 3/16/06) (No. 0-25681).

10.15	Executive Agreement effective April 3, 2006 between Edward J. DiMaria and Bankrate, Inc.—incorporated herein by reference to Exhibit 10.1 on Registrant’s Form 10-Q (filed 5/2/06) (No. 0-25681). *

10.16	Executive Agreement effective September 11, 2006 between Donaldson Ross and Bankrate, Inc.—incorporated herein by reference to Exhibit 10.1 on Registrant’s Form 10-Q (filed 11/9/06) (No. 0-25681). *

10.17	Confidential Final Settlement Agreement dated October 9, 2006, between American Interbanc Mortgage, LLC and Bankrate, Inc.—incorporated herein by reference to Exhibit 10.17 on Registrant’s Form 10-K (filed 3/16/07) (No. 0-25681).

11.1	Statement re: Computation of Per Share Earnings **

21.1	Subsidiaries of the Registrant +

Exhibits	Description
23.1	Consent of Grant Thornton LLP. +

23.2	Consent of KPMG LLP. +

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

+	Filed herewith.
#	Confidential treatment has been granted with respect to certain information in this exhibit pursuant to a confidential treatment request.
##	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the commission Under Rule 246-2. The omitted confidential material has been filed separately with the commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (****).
**	Information required to be presented in Exhibit 11 is provided in Note 2 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 17th day of March, 2008.

By:	/S/ THOMAS R. EVANS
Thomas R. Evans
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ THOMAS R. EVANS	President Chief Executive Officer (Principal Executive Officer)	March 17, 2008
Thomas R. Evans

By:	/s/ EDWARD J. DIMARIA	Senior Vice President Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008
Edward J. DiMaria

By:	/s/ WILLIAM C. MARTIN	Director	March 17, 2008
William C. Martin

By:	/s/ PETER C. MORSE	Director	March 17, 2008
Peter C. Morse

By:	/s/ ROBERT P. O’BLOCK	Director	March 17, 2008
Robert P. O’Block

By:	/s/ RICHARD J. PINOLA	Director	March 17, 2008
Richard J. Pinola

By:	/s/ RANDALL E. POLINER	Director	March 17, 2008
Randall E. Poliner