Form 10-Q
period 2008-03-31
BANKRATE INC
filed 2008-05-12
CIK 1080866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company”” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    (Do not check if smaller reporting company)  ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the issuer’s common stock as of April 30, 2008 was as follows: 18,885,795 shares of Common Stock, $.01 par value.

Bankrate, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q; and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. as well as:

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

Bankrate, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share data)

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$66,072	$125,058
Accounts receivable, net of allowance for doubtful accounts of $1,632 at March 31, 2008 and $2,290 at December 31, 2007	24,979	19,052
Deferred income taxes, current portion	878	878
Prepaid expenses and other current assets	1,577	5,350

Total current assets	93,506	150,338

Furniture, fixtures and equipment, net of accumulated depreciation and amortization of $4,473 at March 31, 2008 and $4,122 at December 31, 2007	2,899	1,802
Deferred income taxes	3,671	3,671
Intangible assets, net of accumulated amortization of $5,678 at March 31, 2008 and $4,233 at December 31, 2007	52,391	27,485
Goodwill	85,368	43,720
Other assets	1,806	1,338

Total assets	$239,641	$228,354

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$3,571	$2,246
Accrued expenses	6,908	8,092
Deferred revenue	1,054	550
Other current liabilities	70	13
Total current liabilities	11,603	10,901

Other liabilities	285	187

Total liabilities	11,888	11,088

Commitments and contingencies
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share— 100,000,000 shares authorized; 18,885,482 and 18,876,393 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	189	189
Additional paid-in capital	208,959	205,306
Retained earnings	18,605	11,771

Total stockholders' equity	227,753	217,266

Total liabilities and stockholders' equity	$239,641	$228,354

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands except share and per share data)

	Three Months Ended March 31,
	2008	2007
Revenue:
Online publishing	$40,005	$19,052
Print publishing and licensing	2,458	3,176
Total revenue	42,463	22,228

Cost of revenue:
Online publishing	14,098	3,142
Print publishing and licensing	2,308	2,828
Total cost of revenue	16,406	5,970

Gross margin	26,057	16,258

Operating expenses:
Sales	2,078	1,287
Marketing	2,828	1,455
Product development	1,702	953
General and administrative	6,790	4,227
Depreciation and amortization	1,797	645

	15,195	8,567

Income from operations	10,862	7,691
Interest income	846	1,462

Income before income taxes	11,708	9,153
Income tax expense	4,874	3,780

Net income	$6,834	$5,373

Basic and diluted net income per share:
Basic	$0.36	$0.29

Diluted	$0.35	$0.28

Shares used in computing basic net income per share	18,880,521	18,250,836
Shares used in computing diluted net income per share	19,607,246	18,880,646

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$6,834	$5,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,797	645
Provision for doubtful accounts receivable	358	342
Share-based compensation	3,416	1,681
Excess tax benefits from share-based compensation	(33)	—
Changes in operating assets and liabilities, net of effects from business acquisitions:
(Increase) decrease in accounts receivable	(4,425)	5
Decrease in prepaid expenses and other assets	3,531	297
Increase (decrease) in accounts payable	(346)	75
Increase (decrease) in accrued expenses	(1,559)	2,021
Increase in other liabilities	246	66
(Decrease) increase in deferred revenue	504	(370)
Net cash provided by operating activities	10,323	10,135

Cash flows from investing activities:
Purchases of short-term investments	—	(15,700)
Purchases of furniture, fixtures and equipment	(1,219)	(176)
Cash used in business acquisitions, net of cash acquired	(68,329)	—
Restricted cash	2	1

Net cash used in investing activities	(69,546)	(15,875)

Cash flows from financing activities:
Proceeds from the exercise of stock options	204	790
Excess tax benefits from share-based compensation	33	—

Net cash provided by financing activities	237	790

Net decrease in cash	(58,986)	(4,950)
Cash, beginning of period	125,058	13,125

Cash, end of period	$66,072	$8,175

See accompanying notes to condensed consolidated financial statements.

BANKRATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Bankrate, Inc. and its subsidiaries (the “Company”) own and operate an Internet-based consumer banking and personal finance network. The Company’s flagship site, Bankrate.com, is one of the web’s leading aggregators of information on more than 300 financial products and fees, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and regional publications. The Company is organized under the laws of the State of Florida.

Recent Acquisitions

On February 5, 2008, the Company completed the acquisition of certain assets and liabilities of InsureMe, Inc., a Colorado corporation (“InsureMe”), for $65 million in cash with an additional $20 million in potential cash earn-out payments based on achieving certain performance metrics over the next two years. InsureMe, based in Englewood, Colorado, operates a web site and a network of hundreds of affiliates that offer consumers competitive insurance rates for auto, home, life, health and long-term care. The Company paid $58.5 million in cash on February 5, 2008, and $6.5 million in cash was placed in escrow to satisfy certain indemnification obligations of the InsureMe shareholders. The entire purchase price was paid with cash on hand. The acquisition was accounted for as a purchase and the results of operations of InsureMe are included in the Company’s consolidated results from the acquisition date. This acquisition was made to expand the product lines offered in the online publishing business.

Also on February 5, 2008, the Company acquired certain assets and liabilities of Lower Fees, Inc., a California corporation d/b/a/ “Fee Disclosure” (“Fee Disclosure”), for $2.85 million in cash and an additional amount in potential cash earn-out payments based on the achievement of certain financial performance metrics over the next five years. Fee Disclosure, based in Westlake Village, California, has developed a patent pending online portal to create an open marketplace to break down complicated vendor fees associated with the mortgage process. Fee Disclosure empowers consumers with comprehensive information to make informed real estate decisions and reduce their real estate and mortgage transaction costs. The entire purchase price was paid with cash on hand. The acquisition was accounted for as a purchase and the results of operations of Fee Disclosure are included in the Company’s consolidated results from the acquisition date. This acquisition was made to compliment the online publishing business.

On December 7, 2007, the Company completed the acquisition of certain assets and liabilities of Nationwide Card Services, Inc., a Tennessee corporation (“NCS”), for $27.4 million in cash with an additional $7 million in potential cash earn-out payments based on the achievement of certain performance metrics through December 31, 2009. The Company paid $23.9 million in cash to the sellers and $3.5 million was placed in escrow to satisfy certain indemnification obligations of the NCS sellers. The entire purchase price was paid with cash on hand. The acquisition was accounted for as a purchase. The Company recorded approximately $13.2 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. The Company expects goodwill to be amortizable and deductible for income tax purposes. The Company recorded approximately $13.1 million as intangible assets consisting of customer and affiliate relationships—$10.5 million; developed technology—$1.1 million; non-compete agreements—$700,000; and Internet domain name—$500,000. This acquisition was made to expand the product lines offered in the online publishing business.

On December 5, 2007, the Company completed the acquisition of certain assets and liabilities of Savingforcollege.com, LLC, a New York limited liability company (“SFC”), for $2.3 million in cash with an additional $2 million in potential cash earn-out payments based on the achievement of certain performance metrics through December 31, 2010 The Company paid $1.9 million to SFC and $400,000 was placed in escrow to satisfy certain indemnification obligations of SFC. The acquisition was accounted for as a purchase. The Company recorded approximately $521,000 in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. The Company expects goodwill to be amortizable and deductible for income tax purposes. This acquisition was made to compliment the online publishing business.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its wholly-owned subsidiaries, Wescoco LLC, Mortgage Market Information Services, Inc., ,Interest.com, and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd.) after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary to provide a fair statement of the results of the Company for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 (“fiscal 2008”).

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2007 Annual report on Form 10-K, and Amendment No. 1 to Current Report on Form 8-K/A filed on April 22, 2008 related to the InsureMe acquistion.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company believes that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable, share-based compensation and goodwill impairment, have the greatest potential impact on its financial statements, so it considers these to be its critical accounting policies. Actual results could differ from those estimates.

Basic and Diluted Earnings Per Share

The Company computes basic earnings per share by dividing net income for the period by the weighted average number of shares outstanding for the period. Diluted earnings per share includes the dilutive effect of common stock equivalents, consisting of outstanding share-based awards and unrecognized compensation expense and tax benefits in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, to the extent the effect is not anti-dilutive, using the treasury stock method.

The weighted average number of common shares outstanding used in computing diluted earnings per share for the three months ended March 31, 2008 and 2007 includes 726,725 and 629,810 shares, respectively, resulting from the dilutive effect of outstanding stock options and restricted stock awards. For the three months ended March 31, 2008 and 2007, 411,500 and 154,000 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. The Company looks at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of the Company’s customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the three months ended March 31, 2008 and 2007, the Company charged approximately $358,000 and $342,000, respectively, to bad debt expense, and wrote off (net of recoveries) approximately $1,016,000 and $48,000, respectively, of accounts deemed uncollectible.

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

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of its intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize intangible asset impairment charges in the three months ended March 31, 2008 or the year ended December 31, 2007.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with, SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elected the modified prospective method of adoption on January 1, 2006, pursuant to which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date of SFAS No. 123R and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The adoption of SFAS No. 123R had a material impact on the Company's consolidated financial position, results of operations and cash flows. See Note 3 for further information regarding the Company's share-based compensation assumptions and expense.

Stockholders’ Equity

The activity in stockholders’ equity for the three months ended March 31, 2008 is shown below.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
(In thousands)	Shares	Amount
Balances, December 31, 2007	18,876	$189	$205,306	$11,771	$217,266
Stock options exercised	9	—	204	—	204
Share-based compensation	—	—	3,416	—	3,416
Tax benefit-stock options	—	—	33	—	33
Net income for the period	—	—	—	6,834	6,834

Balances, March 31, 2008	18,885	$189	$208,959	$18,605	$227,753

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

Comprehensive Income

Comprehensive income is the same as net income for the three months ended March 31, 2008 and 2007.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2008, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51. SFAS No. 141 (revised 2007) will change how business acquisitions are accounted for and will impact financial statements on both the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 141 (revised 2007) and SFAS No. 160 are effective for the Company beginning in the first quarter of 2009. Early adoption is not permitted. The Company is currently evaluating the impact that SFAS No. 141 (revised 2007) and SFAS No. 160 will have on its consolidated financial statements.

In December 2007, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for stock option grants after December 31, 2007. Use of the simplified method after December 31, 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the stock options. The Company currently uses the simplified method to estimate the expected term for employee stock option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for stock options granted after December 31, 2007. The Company adopted SAB 110 effective January 1, 2008 and will continue to apply the simplified method until enough historical experience is available to provide a reasonable estimate of the expected term for stock option grants.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first fiscal quarter of 2008 although earlier adoption is permitted. The Company does not currently have any instruments eligible for the fair value option and therefore the adoption of SFAS No. 159 did not impact its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement , which defines fair value of certain assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but may change current practice for certain entities. In February 2008, the FASB issued FSP 157-2 Partial Deferral of the Effective Date of Statements 157, which delays the effective date of SFAS 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Although the Company will continue to evaluate the application of SFAS 157, it does not believe adoption will have a material impact on its consolidated financial statements.

NOTE 2 – SEGMENT INFORMATION

The Company currently operates in two reportable business segments: online publishing, and print publishing and licensing. The online publishing segment is primarily engaged in the sale of advertising, sponsorships, leads and hyperlinks in connection with the Company’s web sites, Bankrate.com, Interest.com, Insureme.com, Nationwidecardservices.com, Savingforcollege.com, Mortgage-calc.com, Bankrateselect.com, Feedisclosure.com, and Bankrate.com.cn (China). The print publishing and licensing segment is primarily engaged in the sale of advertising in the Mortgage Guide and Deposit and CD Guide rate tables, newsletter subscriptions, and licensing of research information. The acquired operations of InsureMe, Inc., Lower Fees, Inc., Nationwide Card Services, Inc., FastFind, Interest.com, Savingforcollege.com, LLC, and Mortgage-calc.com are included in the online publishing segment. The acquired operations of Mortgage Market Information Services, Inc. (“MMIS”) are included in the print publishing and licensing segment. Other consists of interest income on the Company’s investments in cash and cash equivalents, income tax expense, and the assets not directly associated with the online publishing and print publishing and licensing businesses. The Company evaluates the performance of its operating segments based on segment profit (loss).

The Company has been integrating and making certain changes in the organizational structure of the print publishing and licensing segment since the MMIS acquisition was completed. During the fourth quarter of 2007, the Company completed these changes in the organizational structure of the segment which caused the cost composition of the segment to change. Business operations were centralized and consolidated in its Chicago office location, and the print sales team merged with and into its online publishing ad sales team. Sales expenses, product development expenses, and general and administrative expenses were the line items affected by these changes. Accordingly, certain amounts in the 2007 segment information presented below have been reclassified to conform with the 2008 presentation. In 2007, print publishing and licensing product development expenses decreased $124,000; and general and administrative expenses decreased $415,000.

No single customer accounted for more than 10% of total revenue for the three months ended March 31, 2008 and 2007. No material revenues were generated outside of the United States.

Summarized segment information as of, and for the three months ended March, 2008 and 2007 is presented below.

(In thousands)	Online Publishing	Print Publishing and Licensing	Other	Total
Three Months Ended March 31, 2008
Revenue	$40,005	$2,458	$—	$42,463
Cost of revenue	14,098	2,308	—	16,406

Gross margin	25,907	150	—	26,057
Sales	1,861	217	—	2,078
Marketing	2,828	—	—	2,828
Product development	1,702	—	—	1,702
General and administrative expenses	6,662	128	—	6,790
Depreciation and amortization	1,724	73		1,797
Interest income	—	—	846	846
Provision for income taxes	—	—	(4,874)	(4,874)

Segment profit (loss)	$11,130	$(268)	$(4,028)	$6,834

Goodwill	$81,458	$3,910	$—	$85,368

Total assets	$158,348	$7,287	$74,006	$239,641

	Online Publishing	Print Publishing and Licensing	Other	Total
Three Months Ended March 31, 2007
Revenue	$19,052	$3,176	$—	$22,228
Cost of revenue	3,142	2,828	—	5,970

Gross margin	15,910	348	—	16,258
Sales	1,287	—	—	1,287
Marketing	1,455	—	—	1,455
Product development	953	—	—	953
General and administrative expenses	3,929	298	—	4,227
Depreciation and amortization	591	54	—	645
Interest income	—	—	1,462	1,462
Provision for income taxes	—	—	(3,780)	(3,780)
Segment profit (loss)	$7,695	$(4)	$(2,318)	$5,373

Goodwill	$26,130	$3,910	$—	$30,040

Total assets	$53,570	$7,600	$125,150	$186,320

NOTE 3 – SHARE-BASED COMPENSATION

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

Restricted Stock

In April 2007, the Company awarded 200,000 shares of restricted common stock to certain executive officers. The awards have an eight-year term and only vest if, at any point during the term of the award, the closing price of the Company’s stock is at or above the following specific thresholds for ninety consecutive days; $44.00 -25% of award shares vest; $50.00 - 33% of award shares vest; $56.00 - remaining 42% of award shares vest. Once the specific threshold has been satisfied, the applicable percentage of award shares vest as follows; one-third upon satisfying the incremental threshold; one-third on the first anniversary of satisfying the incremental threshold; and the remaining one-third on the second anniversary of satisfying the incremental threshold. The awards also vest on a change in control provided certain conditions are met. The Company valued the awards using a Monte Carlo simulation model that used the following assumptions: volatility factor - 61.8% based on a weighted average of historical stock price volatility and implied volatility in market traded options; risk-free interest rate - 4.73% on U.S. Treasury constant maturity issues having remaining terms similar to the expected term of the awards; and the dividend yield is 0%. The weighted average grant date fair value was $35.59 and the weighted average expected time to vest as of grant date was 2.37 years. Share-based compensation expense for the three months ended March 31, 2008 included approximately $862,000 related to these awards. Additionally, as of March 31, 2008, there was approximately $3.9 million of unrecognized compensation costs, adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately 1.45 years, related to non-vested awards. No award shares were vested as of March 31, 2008.

In April 2008, the restricted stock award agreements were amended to provide for accelerated vesting for 40,000 shares as follows: 10,000 shares upon the earlier of (i) the date on which the $44 threshold is satisfied; or (ii) April 30, 2009; 13,200 shares upon the earlier of (i) the date on which the $50 threshold is satisfied; or (ii) April 30, 2009; and 16,800 shares upon the earlier of (i) the date on which the $56 threshold is satisfied; or (ii) April 30, 2009.

Share-Based Compensation

Beginning with the first quarter of 2006, the Company adopted SFAS No. 123R. See Note 1 for a description of the Company’s adoption of SFAS No. 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the price of the Company’s common stock, as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

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

The following table provides the fair value of the stock options granted during the three month period ended March 31, 2008 using the Black-Scholes option pricing model together with a description of the assumptions used to calculate the fair value. Options exercisable into 585,000 shares were granted during the three months ended March 31, 2008. No stock options were granted during the three months ended March 31, 2007.

	Three Months Ended March 31,
	2008	2007
Weighted average fair value	$26.27	—
Expected volatility	58.5%	—
Weighted average risk free rate	2.8%	—
Expected lives	5.03 years	—
Expected dividend yield	0%	—

The share-based compensation expense for stock options and restricted stock awards recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
(In thousands)	2008	2007
Income Statement Classifications Cost of revenue:
Online publishing	$562	$369
Print publishing and licensing	41	42

Other expenses:
Sales	495	60
Marketing	196	83
Product development	267	114
General and administrative	1,855	1,013

Total	$3,416	$1,681

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

Pursuant to the income tax provisions of SFAS No. 123R, the Company follows the “long-haul method” of computing its hypothetical additional paid-in capital, or APIC, pool. As of March 31, 2008, there was approximately $28.3 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, which will be recognized over a weighted average period of approximately 3.64 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The total fair value of stock options that vested during the three months ended March 31, 2008 and 2007 was approximately $1.5 million and $1.8 million, respectively.

General Stock Option Information

The following table sets forth the summary of option activity under the Company’s stock option Plan for the three months ended March 31, 2008:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2007	2,384,684	$0.85 to $47.47	$19.61
Granted	585,000	$40.42 to $53.68	$50.06
Exercised	(9,089)	$0.85 to $35.75	$22.40
Forfeited	(4,359)	$14.96 to $53.68	$44.11
Expired	—	—	—

Balance, March 31, 2008	2,956,236	$0.85 to $53.68	$25.58	$73,403,000

The total intrinsic value of stock options exercised during the three months ended March 31, 2008, was approximately $203,000. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the stock options. The aggregate intrinsic value of stock options outstanding as of March 31, 2008 is calculated as the difference between the market value at March 31, 2008 ($49.89) and the exercise price of the stock options.

Additional information with respect to outstanding stock options as of March 31, 2008, was as follows:

	Options Outstanding		Options Exercisable
Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Average Exercise Price	Aggregate Intrinsic Value
$0.85 to $8.46	827,402	3.34	814,902	$7.41
$10.01 to $13.00	409,744	3.23	393,701	$10.67
$13.20 to $18.44	201,602	3.93	126,115	$16.67
$26.98 to $32.75	374,470	5.47	96,051	$29.65
$35.75 to $40.36	427,018	5.68	133,731	$36.66
$40.42 to $53.68	716,000	6.49	53,791	$42.51

	2,956,236	4.74	1,618,291	$13.83	$58,356,000

NOTE 4 – INCOME TAXES

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN No. 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN No. 48, the Company did not recognize a change in the liability for unrecognized tax benefits.

There were no unrecognized tax benefits as of January 1, 2007, and there have been no material changes in unrecognized tax benefits through March 31, 2008.

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

There are no accruals for the payment of interest and penalties at March 31, 2008. The Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Stock Repurchase Plan

In April 2008, the Company’s board of directors approved a stock repurchase plan (the “Repurchase Plan”). According to the terms of the Repurchase Plan, the Company may repurchase up to $50 million of its outstanding common stock. Stock repurchases under the Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using the Company’s working capital. The timing and amount of specific repurchases are subject to the requirements of the Securities and Exchange Commission, market conditions, alternative uses of capital and other factors. The Repurchase Plan does not obligate the Company to acquire any particular amount of shares and the plan may be limited or terminated at any time without prior notice. Shares of stock repurchased under the Repurchase Plan will be cancelled.

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

NOTE 6 – ACQUISITIONS

On February 5, 2008, the Company completed the acquisition of certain assets and liabilities of InsureMe for $65 million in cash with an additional $20 million in potential cash earn-out payments based on achieving certain performance metrics over the next two years. InsureMe, based in Englewood, Colorado, operates a web site and a network of hundreds of affiliates that offer consumers competitive insurance rates for auto, home, life, health and long-term care. The Company paid $58.5 million in cash on February 5, 2008, and $6.5 million in cash was placed in escrow to satisfy certain indemnification obligations of the InsureMe shareholders. The entire purchase price was paid with cash on hand. The acquisition was accounted for as a purchase and the results of operations of InsureMe for the period from February 1, 2008 to March 31, 2008 are included in the Company’s consolidated financial statements. The Company recorded approximately $40.9 million in goodwill , which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. The Company expects goodwill to be amortizable and deductible for income tax purposes. Approximately $24.1 million was recorded as intangible assets consisting of customer and agent relationships—$16.9 million; developed technology—$4.6 million; affiliated network—$1.9 million; non-compete agreements—$590,000; and Internet domain name—$130,000. This acquisition was made to expand the product lines offered in the online publishing business.

Also on February 5, 2008, the Company acquired certain assets and liabilities of Fee Disclosure for $2.85 million in cash and an additional amount in potential cash earn-out payments based on the achievement of certain financial performance metrics over the next five years. Fee Disclosure, based in Westlake Village, California, has developed a patent pending online portal to create an open marketplace to break down complicated vendor fees associated with the mortgage process. Fee Disclosure empowers consumers with comprehensive information to make informed real estate decisions and reduce their real estate and mortgage transaction costs. The Company paid $2.85 million on February 5, 2008 utilizing cash on hand. The acquisition was accounted for as a purchase and the results of operations of InsureMe for the period from February 1, 2008 to March 31, 2008 are included in the Company’s consolidated financial statements. Approximately $635,000 in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. The Company expects goodwill to be amortizable and deductible for income tax purposes. Approximately $2.2 million was recorded as intangible assets consisting of customer relationships - $1.1 million; developed technology - $1.0 million; and Internet domain name - $130,000. This acquisition was made to compliment the online publishing business.

The following unaudited pro forma data summarizes the results of operations for the periods presented as if the acquisitions of InsureMe and Fee Disclosure had been completed on January 1, 2007. The pro forma data give effect to the actual operating results prior to the acquisitions and adjustments to interest income, intangibles and income taxes. These pro forma amounts are not intended to be indicative of the results that would have been actually reported if the acquisitions had occurred on January 1, 2007, or that may be reported in the future.

	Three Months Ended March 31,
	2008	2007
(In thousands except share and per share data)
Total revenue	$46,421	$34,545

Income from operations	$11,113	$6,180

Net income	$7,008	$4,540

Basic and diluted earnings per share:
Basic	$0.37	$0.25
Diluted	$0.36	$0.24
Weighted average common shares outstanding:
Basic	18,880,521	18,250,836
Diluted	19,607,246	18,880,646

The Company determined the fair value of the intangibles and the resulting goodwill in the purchase price allocations for the acquisitions. These valuations principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. These purchase price allocations are preliminary and tentative and subject to final adjustments in accordance with the related asset purchase agreements. Purchase price allocations for business combinations accounted for under the purchase method of accounting in 2008 were as follows:

(In thousands)
Furniture, fixtures and equipment	$230
Indentifiable intangible assets:
Goodwill	41,547
Customer relationships	12,000
Agent/vendor relationships	6,000
Developed technologies	5,600
Internet domain names	260
Non-compete agreements	590
Affiliated networks	1,900
Accounts receivable and other assets acquired	2,088
Accounts payable, accrued expenses and other liabilities assumed	(3,081)

Cash used in business acquisitions, net of cash acquired	$67,134

The weighted average amortization periods for intangible assets recorded in the InsureMe and Fee Disclosure acquisitions are as follows:

Years
Customer relationships	11.0
Internet domain names	10.0
Agent/vendor relationships	5.0
Developed technologies	5.0
Non-compete agreements	4.2
Affiliated networks	3.0
Total	7.8

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A.Risk Factors in our 2007 Annual Report on Form 10-K, as updated in our subsequent reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report, for a more detailed discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, factors other than those discussed in the Introductory Note, in Items 1A.Risk Factors or elsewhere in this Quarterly Report or our 2007 Annual Report on Form 10-K also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

The MD&A is divided into sections entitled “Executive Summary,” “Accounting Policies”, “Results of Operations,” “Liquidity and Capital Resources,” and “Off Balance Sheet Arrangements.” Information therein should help provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2008 compares to prior years.

EXECUTIVE SUMMARY

Overview

Bankrate, Inc. and its subsidiaries (the “Company”, “Bankrate,” “we”, “us,” “our”) own and operate an Internet-based consumer banking and personal finance network. Our flagship web site, Bankrate.com, is one of the web’s leading aggregators of information on more than 300 financial products and fees, including mortgages, credit cards, automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans, online banking fees, insurance products, credit cards, college finance and other financial products. Through our recent acquisions in the fourth quarter of 2007 and first quarter of 2008, we also market a comprehensive line of consumer and business credits cards; we offer consumers competitive insurance rates for auto, home life, health and long-term care; we maintain an open marketplace to break down complicated vendor fees associated the the mortgage loan process, empowering consumers with comprehensive information to make informed decisions and reduce their real estate and mortgage transaction costs; and we offer editorial listings and other products that assist consumers and financial professionals learn more about options for college financing. Additionally, we provide financial applications and information to a network of online distribution partners and national, regional and local publications. Through our Online Network, which includes Bankrate.com, Interest.com, Nationwidecardservices.com, creditcardsearchengine.com, Insureme.com, Savingforcollege.com, Mortgage-calc.com, Feedisclosure.com, and Bankrate.com.cn (China), as well as co-branded web sites hosted by our network of online distribution partners, we provide the tools and information via a suite of products and services that can help consumers make better informed financial decisions. Our Online Network also includes operations of Bankrate Select and FastFind, our mortgage loan lead generator partnership.

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

We market to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country. Financial institutions that are listed in our rate tables have the opportunity to hyperlink their listings. By clicking on the hyperlink, users are taken to the institution’s web site. We sell our hyperlinks on a cost-per-click (“CPC”) pricing model. Under this arrangement, advertisers pay Bankrate a specific, pre-determined cost each time a consumer clicks on that advertiser’s hyperlink or phone icon (usually found under the advertiser’s name in the rate table listings). All clicks are screened for fraudulent characteristics by an independent third party vendor and then charged to the advertiser’s account.

Our most common graphic advertisement sizes are leader boards (728 x 90 pixels) and banners (486 x 60 pixels), which are prominently displayed at the top or bottom of a page, skyscrapers (160 x 600 or 120 x 600 pixels), islands (250 x 250 pixels), and posters (330 x 275 pixels). Posters are oversized advertisements that contain more information than traditional banner advertisements. These advertisements are sold according to the cost-per-thousand impressions (“CPM”) the advertiser receives, and in fixed-billed campaigns. With the launch of the new re-designed web site in 2008, we plan to accommodate additional advertisement configurations including video. The new re-designed web site will also provide dynamic page reformatting to help optimize the monetization of the site. These advertisements can be targeted to specific areas of our Online Network or on a general rotation basis. In addition, we offer product specific issues that are available for single sponsorships. Rates for product special issues are based on expected impression levels and additional content requirements. Advertising rates may vary depending upon the product areas targeted (home equity has a higher CPM than auto), geo-targeting (a premium for targeting advertisements to a specific state), the quantity of advertisements purchased by an advertiser, and the length of time an advertiser runs an advertisement on our Online Network.

We also generate revenue through the sale of leads in the mortgage, credit card and insurance channels. Through Bankrate Select and FastFind, Nationwide Card Services, and InsureMe, we sell leads to mortgage lenders and brokers, to credit card issuers, and to insurance agents, respectively. In the mortgage and insurance categories, we receive revenue on a per lead basis, while credit card issuers pay us on a per approved application basis. Leads are generated through the various affiliate networks, via co-brands, and through display advertisements.

The key drivers of our business include the content we produce, the number of in-market consumers visiting our Online Network, the number of page views they generate, and the demand of our Online Network advertisers. Since 2001, the number of advertisers on our web sites has grown steadily. Annual unique visitors and page views have grown from approximately 40 million and 237 million, respectively, in 2001, to almost 60 million and 554 million, respectively, in 2007. Page views for the quarter ended March 31, 2008 were 214.4 million compared to 143.2 million for the same period in 2007.

Our gross margin as a percentage of revenue averaged 75% from 2002 to 2005. Our gross margin percentage decreased for the year ended December 31, 2006 to 69%, due to the inclusion of the results of FastFind, MMIS and Interest.com, which we acquired in the fourth quarter of 2005, and increased to 73% for the year ended December 31, 2007. The newspaper rate table business gross margin percentage has averaged 11% over the last two years, and we expect margins for this business to be in the 7% to 10% range for fiscal 2008. As online publishing revenue continued to grow as a percentage of total revenue, our overall gross margin percentage expanded. Through the end of 2007, online revenue represented 88% of total revenue and 98% of gross margin dollars, compared to 80% of total revenue and 97% of gross margin dollars for the year ended December 31, 2006. With the addition of Nationwide Card Services (“NCS”), and InsureMe, Inc. (“InsureMe”), whose business models operate at significantly lower gross margins than our online publishing business, our gross margin declined to 61% in the quarter ended March 31, 2008. We believe we can gradually improve NCS’s and InsureMe’s margins by taking advantage of our organic traffic, our advertising efforts, content sharing and other products. We expect our online publishing revenue to continue to grow and command a larger percentage of revenue in the future while print publishing and licensing revenue remains flat or decreases.

We have steadily reduced operating expenses as a percentage of total revenue from 58% in 2002, to 44% in 2007, and to 36% in the first quarter of 2008. We generated just over $10.0 million in cash from operations in the first quarter of 2008 and our cash balance was $66.1 million as of March 31, 2008 after spending an aggregate of approximately $97.7 million for acquisitions in the fourth quarter of 2007 and first quarter of 2008.

Operating Expenses as a Percentage of Total Revenue

(In thousands)
	Q1 08	2007	2006	2005	2004	2003	2002
Total revenue	$42,463	$95,592	$79,650	$49,049	$39,204	$36,621	$26,571
Operating expenses	15,195	42,099	40,749	21,993	21,130	19,301	15,334
Operating expenses as a percentage of total revenue	36%	44%	51%	45%	54%	53%	58%

Significant Developmemts

On February 5, 2008, we completed the acquisition of certain assets and liabilities of InsureMe, Inc., a Colorado corporation (“InsureMe”), for $65 million in cash with an additional $20 million in potential cash earn-out payments based on achieving certain performance metrics over the next two years. InsureMe, based in Englewood, Colorado, operates a web site and a network of hundreds of affiliates that offer consumers competitive insurance rates for auto, home, life, health and long-term care. We paid $58.5 million on February 5, 2008, and $6.5 million was placed in escrow to satisfy certain indemnification obligations of the InsureMe shareholders, utilizing cash on hand. The acquisition was accounted for as a purchase and the results of operations of InsureMe for the period from February 1, 2008 to March 31, 2008 are included in our condensed consolidated financial statements. Approximately $40.3 million in goodwill was recorded by us, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed.

Also on February 5, 2008, we acquired certain assets and liabilities of Lower Fees, Inc., a California corporation d/b/a/ “Fee Disclosure” (“Fee Disclosure”), for $2.85 million in cash and an additional amount in potential cash earn-out payments based on the achievement of certain financial performance metrics over the next five years. Fee Disclosure, based in Westlake Village, California, has developed a patent pending online portal to create an open marketplace to break down complicated vendor fees associated with the mortgage process. Fee Disclosure empowers consumers with comprehensive information to make informed real estate decisions and reduce their real estate and mortgage transaction costs. We paid $2.85 million on February 5, 2008 utilizing cash on hand. The acquisition was accounted for as a purchase and the results of operations of InsureMe for the period from February 1, 2008 to March 31, 2008 are included in our condensed consolidated financial statements. Approximately $635,000 in goodwill was recorded by us, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed.

On December 7, 2007, we acquired certain assets and liabilities of Nationwide Card Services, Inc. (“NCS”) for $27.4 million in cash. We paid $23.9 million in cash to the sellers and $3.5 million was placed in escrow to satisfy certain indemnification obligations of the NCS sellers. Section 2.9 of the NCS Agreement calls for potential Earn-Out Payments of up to $7 million through December 31, 2009 based on the achievement of certain financial performance metrics. NCS, based in Memphis, Tennessee, markets a comprehensive line of consumer and business credit cards via the Internet. The acquisition was accounted for as a purchase and NCS’s results of operations are included in our condensed consolidated financial statements. Approximately $13.2 million in goodwill was recorded by us, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed.

On December 5, 2007, we acquired certain assets and liabilities of Savingforcollege.com, LLC a New York limited liability company (“SFC”), for $2.3 million in cash. We paid $1.9 million to the SFC sellers and $400,000 was placed in escrow to satisfy customary indemnification provisions in the SFC Agreement. Section 2.9 of the SFC Agreement calls for potential Earn-Out Payments of up to $2 million through December 31, 2010 based on the achievement of certain financial performance metrics. This acquisition strengthened our editorial offerings on assisting consumers and financial professionals learn more about options for college financing. The acquisition was accounted for as a purchase and SFC’s results of operations are included in our condensed consolidated financial statements. Approximately $521,000 in goodwill was recorded by us, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed.

The acquisitions described above affect the comparability of our results of operations for the three months ended March 31, 2007 since the results of operations of these acquired companies are not included in this period.

In April 2008, we launched the Bankrate China web site (Bankrate.com.cn). Bankrate China will provide Chinese consumers with the same type of financial education programs that Bankrate.com provides to the domestic consumer with our financial basics, guides, calculators, product comparisons and rate information.

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

ACCOUNTING POLICIES

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable, share-based compensation, and goodwill impairment, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Below we discuss the critical accounting estimates and other considerations associated with these policies. For further information on our critical accounting policies, see the discussion in the section titled “Results of Operations” below, and Note 1 of our Notes to Condensed Consolidated Financial Statements.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of SFAS No. 109.

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

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. This estimate is inherently subjective because our estimates may be revised as more information becomes available. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the three months ended March 31, 2008 and 2007, we charged approximately $358,000 and $342,000, respectively, to bad debt expense, and wrote off (net of recoveries) approximately $1,016,000 and $48,000, respectively, of accounts deemed uncollectible.

Share-Based Compensation

We adopted the provisions of, and account for share-based compensation in accordance with, SFAS No. 123R, Share-Based Payment, effective January 1, 2006. We elected the modified-prospective method, pursuant to which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

We currently use the Black-Scholes option pricing model to determine the fair value of our stock options. As discussed in the notes to our condensed consolidated financial statements, the determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the price of our common stock as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

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

In April 2007, we awarded 200,000 shares of restricted common stock to certain executive officers. The awards have an eight-year term and only vest if, at any point during the term of the award, the closing price of our stock is at or above the following specific thresholds for ninety consecutive days; $44.00 - 25% of award shares vest; $50.00 - 33% of award shares vest; $56.00 - remaining 42% of award shares vest. Once the specific threshold has been satisfied, the applicable percentage of award shares vest as follows; one-third upon satisfying the incremental threshold; one-third on the first anniversary of satisfying the incremental threshold; and the remaining one-third on the second anniversary of satisfying the incremental threshold. The awards also vest on a change in control provided certain conditions are met. We valued the awards using a Monte Carlo simulation model that used the following assumptions: volatility factor - 61.8% based on a weighted average of historical stock price volatility and implied volatility in market traded options; risk-free interest rate - 4.73% on U.S. Treasury constant maturity issues having remaining terms similar to the expected term of the awards; and the dividend yield is 0%. The weighted average grant date fair value was $35.59 and the weighted average expected time to vest as of grant date was 2.37 years. Share-based compensation expense for the three months ended March 31, 2008 included approximately $862,000 related to these awards. Additionally, as of March 31, 2008, there was approximately $3.9 million of unrecognized compensation costs, adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately 1.45 years, related to non-vested awards. No award shares were vested as of March 31, 2008.

In April 2008, the restricted stock award agreements were amended to provide for accelerated vesting for 40,000 shares as follows: 10,000 shares upon the earlier of (i) the date on which the $44 threshold is satisfied; or (ii) April 30, 2009; 13,200 shares upon the earlier of (i) the date on which the $50 threshold is satisfied; or (ii) April 30, 2009; and 16,800 shares upon the earlier of (i) the date on which the $56 threshold is satisfied; or (ii) April 30, 2009.

The guidance in SFAS No. 123R, SAB 107 and SAB 110 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Share-based compensation expense recognized in our condensed consolidated statements of income for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
(In thousands)	2008	2007
Income Statement Classifications Cost of revenue:
Online publishing	$562	$369
Print publishing and licensing	41	42
Other expenses:
Sales	495	60
Marketing	196	83
Product development	267	114
General and administrative	1,855	1,013

Total	$3,416	$1,681

Goodwill Impairment

We perform goodwill impairment tests on an annual basis during the fourth quarter of our fiscal year, or more frequently, if facts and circumstances warrant a review. We make judgments about goodwill whenever events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. The timing of an impairment test may result in charges to our statement of income in our current reporting period that could not have reasonably been foreseen in prior periods. In order to estimate the fair value of goodwill, we typically make various assumptions about the future prospects of the reporting unit in which the goodwill is recorded, consider market factors and estimate our future cash flows. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. More conservative assumptions of the anticipated future benefits could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. We completed our annual goodwill impairment test during the fourth quarter of 2007 and determined that the carrying amount of goodwill was not impaired. Due to the acquisitions of InsureMe and Fee Disclosure in February 2008, the goodwill balance in our condensed consolidated balance sheet as of March 31, 2008 is approximately $41.6 million higher than the balance at December 31, 2008.

RESULTS OF OPERATIONS

The following is our analysis of the results of operations for the periods covered by our financial statements, including a discussion of the accounting policies and practices (revenue recognition, allowance for doubtful accounts, share-based compensation, and income taxes) that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our interim condensed consolidated financial statements, including the related notes thereto. Other accounting policies are contained in Note 2 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data in our 2007 Annual Report on Form 10-K. A detailed discussion of our accounting policies and procedures is set forth in the applicable sections of this analysis.

Results of Operations

Revenue

Total Revenue

(In thousands)	Q1 08	Q4 07	Q3 07	Q2 07	Q1 07
Online publishing	$40,005	$22,779	$21,624	$20,240	$19,052
Print publishing and licensing	2,458	2,453	3,229	3,039	3,176

	$42,463	$25,232	$24,853	$23,279	$22,228

Online Publishing Revenue

We sell graphic advertisements on our Online Network consisting primarily of banner, badge, billboard, poster and skyscraper advertisements. These advertisements are sold to advertisers according to the cost-per-thousand impressions (“CPM”) or cost-per-lead (“CPL”) the advertiser receives, and in fixed-billed campaigns. The amount of advertising we sell is a function of (1) the number of visitors to our Online Network, (2) the number of ad pages we serve to those visitors, (3) the click through rate of our visitors on hyperlinks, (4) the number of advertisements per page, (5) the rate at which consumers apply for financial product offerings, and (6) advertiser demand. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions delivered at the contractual price or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned income on the balance sheet and is recognized later when the under-delivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. We also recognize revenue based on the actual number of leads generated in the month the lead is approved. Additionally, we generate revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to our Online Network transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser, subject to our verification. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the revenue earned from each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We also sell hyperlinks (interest rate table listings) on various third-party Internet sites on a CPC basis. Advertisers pay us each time a visitor to our Online Network clicks on a rate table listing, net of invalid clicks. We also sell text links on our rate pages to advertisers on a CPC basis. Advertisers enter an auction bidding process on a third-party web site for placement of their text link based on the amount they are willing to pay for each click though to their web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process.

Quarterly Online Publishing Revenue

(In thousands)	Q1 08	Q4 07	Q3 07	Q2 07	Q1 07
Graphic ads and lead generation	$26,445	$12,503	$11,747	$12,040	$10,472
Hyperlinks	13,560	10,276	9,877	8,200	8,580

	$40,005	$22,779	$21,624	$20,240	$19,052

Online publishing revenue of $40,005,000 for the three months ended March 31, 2008 was approximately $20,953,000, or 110%, higher than the $19,052,000 reported for the same period in 2007. This increase was due to a $15,973,000, or 153%, increase in graphic ad and lead generation revenue, and a $4,980,000, or 58%, increase in hyperlink revenue.

Page views for the quarter ended March 31, 2008 were 214.4 million and were 71.2 million, or 50%, higher than the 143.2 million reported in the same period in 2007.

The 153% increase in graphic ad and lead generation revenue during the quarter ended March 31, 2008 was driven by an increase in advertiser demand for our Bankrate Select lead generation products, and the new credit card and insurance product revenue from our fourth quarter 2007 and first quarter 2008 acquisitions.

The increase in hyperlink revenue of 58% for the quarter ended March 31, 2008 compared to the same period in 2007 was driven by an increase in revenue per click as well as an increase in the total amount of clicks processed.

A majority of our advertising customers purchase advertising under short-term contracts. Online publishing revenue would be adversely impacted if we experienced contract terminations, or if we were not able to renew contracts with existing customers or obtain new customers. The market for Internet advertising is intensely competitive and has, in the past, experienced downturns in demand that could adversely impact advertising rates. Future revenue could be adversely affected if advertising demand declined and we were forced to reduce our advertising rates or if we were to experience lower CPMs. To date, however, the demand for our products and services has steadily increased as have our advertising rates and CPMs.

In terms of page views, we believe our online publishing segment’s quarterly page view volumes will continue to be consistent quarter to quarter with a possible decline in the fourth quarter due to the holiday season.

Page Views

(Millions)

	2008	2007	2006	2005	2004	2003	2002
Q1	214.4	143.2	124.2	111.0	117.2	106.7	58.4
Q2		136.1	116.0	113.8	92.6	121.8	48.0
Q3		144.2	126.6	107.8	92.0	100.3	82.1
Q4		131.0	120.6	97.6	91.3	75.8	79.3

Year		554.5	487.4	430.2	393.1	404.6	267.8

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

We also earn fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters, and from providing rate surveys to institutions and government agencies. In addition, we license research data under agreements that permit the use of rate information we develop to advertise the licensee's products in print, radio, television and web site promotions. Revenue for these products is recognized ratably over the contract/subscription periods. In the third quarter of 2006, we launched our first editorial free-standing insert in USA Today. A free-standing insert, or FSI, is a preprinted advertising booklet that is loosely inserted between the pages of a newspaper or magazine. We develop the FSIs with our editorial content, and then sell the sponsorship of the FSI to one or more advertisers. In the first quarter of 2007 we recorded revenue of approximately $176,000 from the sale of an FSI while no FSIs were sold in the first quarter of 2008.

Quarterly Print Publishing and Licensing Revenue

(In thousands)	Q1 08	Q4 07	Q3 07	Q2 07	Q1 07
Mortgage Guide	$2,364	$2,348	$2,824	$2,906	$2,864
Editorial	94	105	405	133	312

	$2,458	$2,453	$3,229	$3,039	$3,176

Print publishing and licensing revenue for the quarter ended March 31, 2008 was down $718,000, or 23%, compared to the same period in 2007, primarily due to a $500,000, or 17%, decline in Mortgage and Deposit Guide revenue due to lower advertising units in 2008 compared to 2007, and a $176,000 FSI sold in the first quarter of 2007. We expect quarterly print publishing and licensing revenue to remain relatively flat for the remainder of 2008.

Cost of Revenue

Online Publishing Costs

Online publishing costs represent expenses directly associated with the creation of online publishing revenue. These costs include contractual revenue sharing obligations resulting from our distribution arrangements (distribution payments), salaries, editorial costs, market analysis and research costs, share-based compensation expense, and allocated overhead. Distribution payments are made to web site operators for visitors directed to our Online Network as well as to affiliates for leads directed to our Online Network. These costs increase proportionately with gains related to revenue from our Online Network. Editorial costs relate to writers and editors who create original content for our online publications and associates who build web pages. These costs have increased as we have added online publications and co-branded versions of Bankrate.com under distribution arrangements. These sites must be maintained on a daily basis. Research costs include expenses related to gathering data on banking and credit products and consist primarily of compensation and benefits and allocated overhead.

Online Publishing Gross Margin

(In thousands)	Q1 08	Q4 07	Q3 07	Q2 07	Q1 07

Online publishing revenue	$40,005	$22,779	$21,624	$20,240	$19,052
Cost of online publishing revenue	14,098	5,816	3,142	3,049	3,142

Gross margin	$25,907	$16,963	$18,482	$17,191	$15,910

Gross margin as a percentage of revenue	65%	74%	85%	85%	84%

Online publishing costs for the three months ended March 31, 2008 were approximately $11.0 million, or 349%, higher than in the same period in 2007 Approximately $10.1 million of this increase relates to cost of revenue for our new credit card and insurance acquisitions (Insurance—$2.2 million in affiliate payments; $1.7 million in lead acquisition costs; $80,000 human resource costs. Credit card—$5.9 million in affiliate payments; $220,000 human resource costs and other). The remainder of the increase was due primarily to $845,000 higher revenue sharing payments to distribution partners consistent with higher levels of revenue; and $193,000 higher share-based compensation expense. Our online gross margin for the three months ended March 31, 2008 was 65% compared to 84% for the same period in 2007 due to the addition of NCS and InsureMe, whose business models operate at significantly lower gross margins. Online publishing revenue was 94% of total revenue and represented 99% of gross margin during the quarter ended March 31, 2008. We believe we can gradually improve NCS’s and InsureMe’s margins by taking advantage of our organic traffic, our advertising efforts, content sharing and other products. We expect our online publishing revenue to continue to grow and command a larger percentage of revenue in the future.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Mortgage and Deposit Guides, compensation and benefits, printing and allocated overhead, and exclude depreciation and amortization. These costs typically vary proportionately with the related revenues.

Print Publishing and Licensing Gross Margin

(In thousands)	Q1 08	Q4 07	Q3 07	Q2 07	Q1 07
Print publishing & licensing revenue	$2,458	$2,453	$3,229	$3,039	$3,176
Cost of print publishing & licensing revenue	2,308	2,283	2,873	2,713	2,828

Gross margin	$150	$170	$356	$326	$348

Gross margin as a percentage of revenue	6%	7%	11%	11%	11%

Print publishing and licensing costs for the quarter ended March 31, 2008 of $2,308,000 decreased by approximately $520,000, or 18%, from the comparable amount reported in the first quarter of 2007 due to a $311,000 decline in revenue sharing payments in line with the decrease in revenue; $116,000 lower human resource costs due to reduced headcount; $70,000 lower printing costs; $13,000 lower commissions; and $10,000 lower other infrastructure costs.

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, allocated overhead, and share-based compensation expense.

Sales costs for the three months ended March 31, 2008 were $2,078,000, and were approximately $791,000, or 61%, higher than the comparable amount reported in the first quarter of 2007. The increase is due primarily to $435,000 higher share-based compensation expense; $343,000 of sales expenses related to the acquisitions; $42,000 higher human resource costs from additional hires; offset by $13,000 in net lower other infrastructure expenses.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs, and share-based compensation expense.

Marketing costs for the three months ended March 31, 2008 were $2,828,000 and were $1,373,000, or 94%, higher than the comparable amount reported in the same period in 2007. We invested approximately $933,000 more to drive traffic to our Online Network in the first quarter of 2008 compared to the same period in 2007 and we will continue to increase our key word campaigns as we more efficiently monetize the resulting traffic across our Online Network; other marketing costs in our insurance and credit card businesses were $184,000; agent and affiliate payments related to our insurance and credit card businesses were $124,000; share-based compensation expense was $114,000 higher in the first quarter of 2008 compared to the same period in 2007; and radio production costs were $93,000 higher. These higher costs were offset by $75,000 net lower other infrastructure costs.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development, other technology costs and share-based compensation expense. Product development costs for the three months ended March 31, 2008 were $749,000, or 79%, higher than the comparable amount reported in the first quarter of 2007 due primarily to $417,000 related to the acquisitions; $153,000 higher share-based compensation expense; $94,000 higher costs associated with web analytics tools; and a net $85,000 higher cost allocations and other infrastructure expenses.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead, other general corporate expenses and share-based compensation expense. In the first quarter of 2008, these costs were $2,563,000, or 61% higher than the comparable amount reported in the first quarter of 2007 due primarily to $804,000 of costs related to the acquisitions; higher share-based compensation expense of $842,000; higher accounting fees of $303,000 related to the first quarter acquisitions; higher incentive compensation plan expense of $208,000; higher human resource costs of $120,000; $160,000 of costs related to Bankrate China; and net higher other infrastructure costs of $125,000.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2008 was $1.2 million higher than the amount reported in the same period in 2007 due to the amortization of intangible assets related to our fourth quarter 2007 and first quarter 2008 acquisitions.

Interest Income

Interest income consists of income generated from invested cash and cash equivalents. Interest income for the three months ended March 31, 2008 was lower than the amount reported in the same period in 2007 due a decline in the interest rate and lower cash balances during the quarter due to the cash payments made for our fourth quarter 2007 and first quarter 2008 acquisitions.

Income Taxes

The modest change in our effective tax rate in the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to the expansion of our operations into certain higher state tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	March 31, 2008	December 31, 2007	Change
Cash and cash equivalents	$66,072	$125,058	$(58,986)
Working capital	81,903	139,437	(57,534)
Stockholders' equity	227,753	217,266	10,487

Our principal ongoing source of operating liquidity is the cash generated by our product revenue. In addition, as of March 31, 2008, we remain liquid due to our secondary offering in May 2006 whereby we completed the sale of 2,697,776 shares of our common stock, of which 2,005,991 shares were sold by us and 691,785 shares were sold by certain of our existing stockholders, at a price of $48.25 per share resulting in net proceeds to us of approximately $92.4 million.

We consider all highly liquid debt instruments purchased with an original maturity of less than three months to be cash equivalents. The carrying value of these investments approximates fair value. Since August 2007, and as of March 31, 2008, we were not invested in any investment grade auction rate securities, and we do not contemplate investing in these securities in the future.

As of March 31, 2008, we had working capital of $81.9 million and our primary commitments were approximately $9.6 million in operating lease payments over the next ten years, and capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $12.4 million through March 31, 2009. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, we acquired two companies in February 2008 and two companies in December 2007 for which we made immediate cash payments of approximately $97.6 million. In addition, there are potential cash earn-out payments of over $29 million in the aggregate over the next five years based on the businesses acquired achieving certain financial performance metrics. Goodwill increased by approximately $41.6 million from December 31, 2007 to March 31, 2008 due to amounts recorded for the InsureMe and Fee Disclosure acquisitions, and adjustments to the amounts recorded for the NCS and SFC acquisitions.

We assess acquisition opportunities as they arise. Financing in excess of the proceeds from our May 2006 offering may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities may arise, or that any such acquisitions may be consummated. Additional financing may not be available on satisfactory terms when required.

In April 2008, our board of directors approved a stock repurchase plan (the “Repurchase Plan”). According to the terms of the Repurchase Plan, we may repurchase up to $50 million of our outstanding common stock. Stock repurchases under the Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using our working capital. The timing and amount of specific repurchases are subject to the requirements of the Securities and Exchange Commission, market conditions, alternative uses of capital and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of shares and the Repurchase Plan may be limited or terminated at any time without prior notice. Shares of stock repurchased under the Repurchase Plan will be cancelled.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of March 31, 2008.

Payments Due

(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations (1)	$9,582	$1,670	$2,346	$2,047	$3,519
Purchase obligations (2)	430	418	12	—	—

	$10,012	$2,088	$2,358	$2,047	$3,519

(1)	Includes our obligations under existing operating leases.
(2)	Represents base contract amounts for Internet hosting, co-location, content distribution and other infrastructure costs.

During the three months ended March 31, 2008, we generated $10.3 million of net cash from operating activities. Our net income of $6.8 million was adjusted for the impact of share-based compensation expense of $3.4 million; depreciation and amortization of $1.8 million; bad debt expense of $358,000; excess tax benefits from share-based compensation of $33,000; and a net negative change in the components of operating assets and liabilities of $2.0 million. Of this negative change in operating assets and liabilities, $4.4 million resulted from an increase in accounts receivable (balances related to our recent credit card and insurance acquisitions); $3.5 million resulted from a decrease in prepaid expenses and other assets (prepaid income taxes at December 31, 2007 now a current payable); $1.9 million resulted from a decrease in accounts payable and accrued expenses (decline in incentive plan accrual and the timing of operating accruals); $246,000 resulted from an increase in other liabilities; and $504,000 resulted from a decrease in deferred revenue.

Cash flows from investing activities include $68.3 million of cash used in business acquisitions, and $1.2 million in purchases of furniture, fixtures and equipment.

Cash flows from financing activities includes $204,000 in proceeds from the exercise of employee stock options, and $33,000 in excess tax benefits related to stock options.

Our existing cash and short-term investments may decline in the event of further weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Also, while we currently have no committed lines of credit, we believe that our banking relationships and good credit should afford us the opportunity to raise sufficient debt in the banking or public markets, if required.

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

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of March 31, 2008, all of our cash equivalents mature in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including its Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

Our management, including its Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting (as defined in Rule 13-a-16(f) under the Securities Exchange Act of 1934). There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2008, nor subsequent to the date of their evaluation, that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

Part II – OTHER INFORMATION

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2007 Form 10-K, as updated in our subsequent quarterly reports. There have been no material changes in our risk factors from those disclosed in our 2007 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits

2.1	Asset Purchase Agreement by and among Bankrate, Inc., InsureMe, Inc., Tim A. McTavish, Robin L. Paquette, Michael T. Sajdak, McTavish Family Irrevocable Trust and Paquette Family Irrevocable Trust, effective as of February 1, 2008 (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K). ##

31.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

##	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24 b-2. The omitted confidential material has been filed separately with the Commission. The location of the omitted information is indicated in the exhibit with asterisks (****).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Dated: May 12, 2008	By:	/s/ EDWARD J. DIMARIA
Edward J. DiMaria
Senior Vice President and Chief Financial Officer
(Mr. DiMaria is the Principal Financial Officer and ) has been duly authorized to sign on behalf of the Registrant)