Form 10-Q
period 2008-06-30
BANKRATE INC
filed 2008-08-11
CIK 1080866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)

☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the issuer’s common stock as of July 31, 2008 was as follows: 18,767,832 shares of Common Stock, $.01 par value.

Bankrate, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q; and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. as well as:

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

Bankrate, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share data)

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$75,169	$125,058
Accounts receivable, net of allowance for doubtful accounts of $1,338 at June 30, 2008 and $2,290 at December 31, 2007	19,714	19,052
Deferred income taxes, current portion	878	878
Prepaid expenses and other current assets	7,994	5,350

Total current assets	103,755	150,338
Furniture, fixtures and equipment, net of accumulated depreciation and amortization of $4,765 at June 30, 2008 and $4,122 at December 31, 2007	3,222	1,802
Deferred income taxes	3,671	3,671
Intangible assets, net of accumulated amortization of $7,643 at June 30, 2008 and $4,233 at December 31, 2007	50,435	27,485
Goodwill	85,373	43,720
Other assets	2,272	1,338

Total assets	$248,728	$228,354

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$4,266	$2,246
Accrued expenses	6,209	8,092
Deferred revenue	1,051	550
Other current liabilities	16	13

Total current liabilities	11,542	10,901

Other liabilities	290	187

Total liabilities	11,832	11,088

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share—100,000,000 shares authorized; 18,932,832 and 18,876,393 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	189	189
Additional paid-in capital	214,023	205,306
Retained earnings	22,684	11,771

Total stockholders’ equity	236,896	217,266

Total liabilities and stockholders’ equity	$248,728	$228,354

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Online publishing	$37,814	$20,240	$77,819	$39,292
Print publishing and licensing	2,379	3,039	4,837	6,215

Total revenue	40,193	23,279	82,656	45,507

Cost of revenue:
Online publishing	15,147	3,049	29,246	6,191
Print publishing and licensing	2,212	2,713	4,520	5,541

Total cost of revenue	17,359	5,762	33,766	11,732

Gross margin	22,834	17,517	48,890	33,775

Operating expenses:
Sales	2,207	1,640	4,285	2,927
Marketing	3,115	2,121	5,943	3,576
Product development	1,890	1,158	3,591	2,111
General and administrative	6,580	4,877	13,370	9,105
Depreciation and amortization	2,246	649	4,043	1,294

	16,038	10,445	31,232	19,013

Income from operations	6,796	7,072	17,658	14,762
Interest income	360	1,675	1,206	3,138

Income before income taxes	7,156	8,747	18,864	17,900
Income tax expense	3,077	3,522	7,951	7,302

Net income	$4,079	$5,225	$10,913	$10,598

Basic and diluted net income per share:
Basic	$0.22	$0.29	$0.58	$0.58

Diluted	$0.21	$0.28	$0.55	$0.56

Shares used in computing basic net income per share	18,907,321	18,325,404	18,893,682	18,288,323
Shares used in computing diluted net income per share	19,557,759	18,959,646	19,678,146	18,832,388

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$10,913	$10,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,043	1,294
Provision for doubtful accounts receivable	477	500
Share-based compensation	7,155	4,213
Excess tax benefits from share-based compensation	(283)	(961)
Loss on disposal of assets	—	12
Changes in operating assets and liabilities, net of effects from business acquisitions:
Decrease in accounts receivable	721	1,634
(Increase) decrease in prepaid expenses and other assets	(3,099)	261
Increase (decrease) in accounts payable	349	(167)
(Decrease) increase in accrued expenses	(2,260)	4,671
Increase in other liabilities	197	56
Increase (decrease) in deferred revenue	501	(473)

Net cash provided by operating activities	18,714	21,638

Cash flows from investing activities:
Purchases of short-term investments	—	(31,200)
Sales of short-term investments	—	128,000
Purchases of furniture, fixtures, equipment and software	(1,837)	(401)
Cash used in business acquisitions, net of cash acquired	(68,329)	—
Restricted cash	1	—

Net cash (used in) provided by investing activities	(70,165)	96,399

Cash flows from financing activities:
Offering costs and proceeds from the sale of common stock in May 2006	—	(80)
Proceeds from the exercise of stock options	1,279	2,687
Excess tax benefits from share-based compensation	283	961

Net cash provided by financing activities	1,562	3,568

Net (decrease) increase in cash	(49,889)	121,605
Cash, beginning of period	125,058	13,125

Cash, end of period	$75,169	$134,730

See accompanying notes to condensed consolidated financial statements.

BANKRATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Recent Acquisitions

On February 5, 2008, the Company completed the acquisition of certain assets and liabilities of InsureMe, Inc., a Colorado corporation (“InsureMe”), for $65 million in cash with an additional $20 million in potential cash earn-out payments based on achieving certain performance metrics over the next two years. InsureMe, based in Englewood, Colorado, operates a web site and a network of hundreds of affiliates that offer consumers competitive insurance rates for auto, home, life, health and long-term care. The Company paid $58.5 million in cash on February 5, 2008, and $6.5 million in cash was placed in escrow to satisfy certain indemnification obligations of the InsureMe shareholders. The entire purchase price was paid with cash on hand. The acquisition was accounted for as a purchase and the results of operations of InsureMe are included in the Company’s consolidated results from the acquisition date. The Company recorded approximately $40.9 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. The Company expects goodwill to be amortizable and deductible for income tax purposes. Approximately $24.1 million was recorded as intangible assets consisting of customer and agent relationships—$16.9 million; developed technology—$4.6 million; affiliated network—$1.9 million; non-compete agreements—$590,000; and Internet domain name—$130,000. This acquisition was made to expand the product lines offered in the online publishing business.

Also on February 5, 2008, the Company acquired certain assets and liabilities of Lower Fees, Inc., a California corporation d/b/a “Fee Disclosure” (“Fee Disclosure”), for $2.85 million in cash and an additional amount in potential cash earn-out payments based on the achievement of certain financial performance metrics over the next five years. Fee Disclosure, based in Westlake Village, California, has developed a patent pending online portal to create an open marketplace to break down complicated vendor fees associated with the mortgage process. Fee Disclosure empowers consumers with comprehensive information to make informed real estate decisions and reduce their real estate and mortgage transaction costs. The entire purchase price was paid with cash on hand. The acquisition was accounted for as a purchase and the results of operations of Fee Disclosure are included in the Company’s consolidated results from the acquisition date. Approximately $635,000 in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. The Company expects goodwill to be amortizable and deductible for income tax purposes. Approximately $2.2 million was recorded as intangible assets consisting of customer relationships—$1.1 million; developed technology—$1.0 million; and Internet domain name—$130,000. This acquisition was made to compliment the online publishing business.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its wholly-owned subsidiaries, Wescoco LLC, Mortgage Market Information Services, Inc., Interest.com, and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd.) after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary to provide a fair statement of the results of the Company for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 (“fiscal 2008”), or for any future periods.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2007 Annual report on Form 10-K, and Amendment No. 1 to the Current Report on Form 8-K/A filed on April 22, 2008 related to the InsureMe acquisition.

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

The weighted average number of common shares outstanding used in computing diluted earnings per share for the three and six months ended June 30, 2008 and 2007 includes 650,438 and 784,464 shares, and 634,242 and 544,065 shares, respectively, resulting from the dilutive effect of outstanding stock options and restricted stock awards. For the three and six months ended June 30, 2008, 403,500 and 407,500 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. For the three and six months ended June 30, 2007, 154,000 shares attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. The Company looks at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of the Company’s customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the three months ended June 30, 2008 and 2007, the Company charged approximately $119,000 and $157,000, respectively, to bad debt expense, and wrote off (net of recoveries) approximately $413,000 and $20,000, respectively, of accounts deemed uncollectible. During the six months ended June 30, 2008 and 2007, the Company charged approximately $477,000 and $500,000, respectively, to bad debt expense, and wrote off (net of recoveries) approximately $1,429,000 (which had been fully reserved for) and $68,000, respectively, of accounts deemed uncollectible.

Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. The Company has determined that it has two reporting units, online publishing and print publishing and licensing, under SFAS No. 142, as these are the components of the business for which discrete financial information is available and for which management regularly reviews the operating results. The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, an impairment loss equal to the difference will be recorded. In determining the fair value of its reporting units, the Company considered the Income Approach and the Market Approach, assigning a weight to the fair value calculated under each approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly traded companies are valued using Market Values of Invested Capital (“MVIC”) multiples (i.e., MVIC to revenue, MVIC to earnings before interest and taxes, MVIC to cash flow, etc.) and then these MVIC multiples are applied to a company’s operating results to arrive at an estimate of value.

The Company completed its annual goodwill impairment test during the fourth quarter of 2007 and determined that the carrying amount of goodwill was not impaired.

SFAS No. 142 also requires that intangible assets with finite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of its intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize intangible asset impairment charges in the six months ended June 30, 2008 or the year ended December 31, 2007.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with, SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elected the modified prospective method of adoption on January 1, 2006, pursuant to which prior periods were not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date of SFAS No. 123R and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The adoption of SFAS No. 123R had a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 3 for further information regarding the Company’s share-based compensation assumptions and expense.

Stockholders’ Equity

The activity in stockholders’ equity for the six months ended June 30, 2008 is shown below.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
(In thousands)	Shares	Amount
Balances, December 31, 2007	18,876	$189	$205,306	$11,771	$217,266
Stock options exercised	57	—	1,279	—	1,279
Share-based compensation	—	—	7,155	—	7,155
Tax benefit-stock options	—	—	283	—	283
Net income for the period	—	—	—	10,913	10,913

Balances, June 30, 2008	18,933	$189	$214,023	$22,684	$236,896

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) as clarified by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No.48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies varies, adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of SFAS No. 109.

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

Comprehensive Income

Comprehensive income is the same as net income for the three and six months ended June 30, 2008 and 2007.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2008, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS No.161 applies to all derivative instruments accounted for under SFAS No.133 and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments are accounted for under SFAS 133 and related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.

This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for the Company beginning in the first fiscal quarter of 2008 although earlier adoption is permitted. The Company does not currently have any instruments eligible for the fair value option and therefore the adoption of SFAS No. 159 did not impact its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value of certain assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but may change current practice for certain entities. In February 2008, the FASB issued FSP 157-2 Partial Deferral of the Effective Date of Statements 157, which delays the effective date of SFAS 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Although the Company will continue to evaluate the application of SFAS 157, it does not believe adoption will have a material impact on its consolidated financial statements.

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

The Company completed integrating and making certain changes in the organizational structure of the print publishing and licensing segment in the fourth quarter of 2007, which caused the cost composition of the segment to change. Business operations are now centralized and consolidated in the Chicago office location, and the print sales team merged with and into the online publishing ad sales team. Sales expenses, product development expenses, and general and administrative expenses were the line items affected by these changes. Accordingly, certain amounts in the 2007 segment information presented below have been reclassified to conform to the 2008 presentation. For the three and six months ended June 30, 2007, print publishing and licensing product development expenses decreased $132,000 and $256,000; and general and administrative expenses decreased $590,000 and $1,004,000, respectively.

No single customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2008 and 2007. No material revenues were generated outside of the United States.

Summarized segment information as of, and for the three and six months ended June 30, 2008 and 2007 is presented below.

(In thousands)	Online Publishing	Print Publishing and Licensing	Other	Total
Three Months Ended June 30, 2008
Revenue	$37,814	$2,379	$—	$40,193
Cost of revenue	15,147	2,212	—	17,359

Gross margin	22,667	167	—	22,834
Sales	2,029	178	—	2,207
Marketing	3,115	—	—	3,115
Product development	1,890	—	—	1,890
General and administrative expenses	6,553	27	—	6,580
Depreciation and amortization	2,173	73		2,246
Interest income	—	—	360	360
Provision for income taxes	—	—	(3,077)	(3,077)

Segment profit (loss)	$6,907	$(111)	$(2,717)	$4,079

Goodwill	$81,463	$3,910	$—	$85,373

Total assets	$151,629	$7,115	$89,984	$248,728

	Online Publishing	Print Publishing and Licensing	Other	Total
Three Months Ended June 30, 2007
Revenue	$20,240	$3,039	$—	$23,279
Cost of revenue	3,049	2,713	—	5,762

Gross margin	17,191	326	—	17,517
Sales	1,455	185	—	1,640
Marketing	2,121	—	—	2,121
Product development	1,158	—	—	1,158
General and administrative expenses	4,806	71	—	4,877
Depreciation and amortization	595	54	—	649
Interest income	—	—	1,675	1,675
Provision for income taxes	—	—	(3,522)	(3,522)

Segment profit (loss)	$7,056	$16	$(1,847)	$5,225

Goodwill	$26,130	$3,910	$—	$30,040

Total assets	$51,955	$6,947	$139,285	$198,187

(In thousands)	Online Publishing	Print Publishing and Licensing	Other	Total
Six Months Ended June 30, 2008
Revenue	$77,819	$4,837	$—	$82,656
Cost of revenue	29,246	4,520	—	33,766

Gross margin	48,574	317	—	48,890
Sales	3,890	395	—	4,285
Marketing	5,943	—	—	5,943
Product development	3,591	—	—	3,591
General and administrative expenses	13,215	155	—	13,370
Depreciation and amortization	3,897	146	—	4,043
Interest income	—	—	1,206	1,206
Provision for income taxes	—	—	(7,951)	(7,951)

Segment profit (loss)	$18,038	$(379)	$(6,745)	$10,913

Goodwill	$81,463	$3,910	$—	$85,373

Total assets	$151,629	$7,115	$89,984	$248,728

	Online Publishing	Print Publishing and Licensing	Other	Total
Six Months Ended June 30, 2007
Revenue	$39,292	$6,215	$—	$45,507
Cost of revenue	6,191	5,541	—	11,732

Gross margin	33,101	674	—	33,775
Sales	2,742	185	—	2,927
Marketing	3,576	—	—	3,576
Product development	2,111	—	—	2,111
General and administrative expenses	8,735	369	—	9,104
Depreciation and amortization	1,186	108	—	1,294
Interest income	—	—	3,137	3,137
Provision for income taxes	$—	$—	$(7,302)	(7,302)

Segment profit (loss)	$14,751	$12	$(4,165)	$10,598

Goodwill	$26,130	$3,910	$—	$30,040

Total assets	$51,955	$6,947	$139,285	$198,187

NOTE 3 – SHARE-BASED COMPENSATION

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of incentive and non-qualified stock options and restricted stock. Up until June 17, 2008, when the Company’s shareholders approved the 2008 Equity Compensation Plan (the “2008 Plan”), the Company granted stock options from the Second Amended and Restated 1999 Equity Compensation Plan (the “1999 Plan”). Under both the 2008 Plan and the 1999 Plan, the Compensation Committee of the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2008 Plan is to advance the interests of the Company by providing eligible participants in the 2008 Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of the Company’s stockholders. The 2008 Plan is intended to accomplish these goals by enabling the Company to grant awards in the form of stock options, stock appreciation rights, restricted or unrestricted stock, restricted or unrestricted stock units, performance awards, any other awards that are convertible into or otherwise based on the Company’s common stock, or cash awards.

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

In 2008, the restricted stock award agreements were amended to provide for vesting of 40,000 shares as follows: 10,000 shares upon the earlier of (i) the date on which the $44 threshold is satisfied; or (ii) April 30, 2009; 13,200 shares upon the earlier of (i) the date on which the $50 threshold is satisfied; or (ii) April 30, 2009; and 16,800 shares upon the earlier of (i) the date on which the $56 threshold is satisfied; or (ii) April 30, 2009. The incremental share-based compensation expense related to the modification was not material.

Share-based compensation expense for the three and six months ended June 30, 2008 included approximately $899,000 and $1,761,000, respectively, related to these awards; and for the three and six months ended June 30, 2007 included approximately $616,000 related to these awards. Additionally, as of June 30, 2008, there was approximately $3.0 million of unrecognized compensation costs, adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately 1.09 years, related to non-vested awards. No restricted stock award shares were vested as of June 30, 2008.

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

The following table provides the fair value of the stock options granted during the three and six-month periods ended June 30, 2008 and 2007 using the Black-Scholes option pricing model together with a description of the assumptions used to calculate the fair value. Options exercisable into 82,500 and 667,500 shares, respectively, were granted during the three and six months ended June 30, 2008, and options exercisable into 417,500 shares were granted during the three and six months ended June 30, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average fair value	$21.88	$27.98	$25.72	$27.98
Expected volatility	54.4%	58.1%	58.0%	58.1%
Weighted average risk free rate	3.6%	4.9%	2.9%	4.9%
Expected lives	4.75 years	4.75 years	4.99 years	4.75 years
Expected dividend yield	0%	0%	0%	0%

The share-based compensation expense for stock options and restricted stock awards recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Income Statement Classifications
Cost of revenue:
Online publishing	$577	$481	$1,139	$850
Print publishing and licensing	41	39	82	81
Other expenses:
Sales	525	314	1,020	374
Marketing	204	159	401	241
Product development	287	206	554	320
General and administrative	2,105	1,334	3,959	2,347

Total	$3,739	$2,533	$7,155	$4,213

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

Pursuant to the income tax provisions of SFAS No. 123R, the Company follows the “long-haul method” of computing its hypothetical additional paid-in capital, or APIC, pool. As of June 30, 2008, there was approximately $27.1 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, which will be recognized over a weighted average period of approximately 3.31 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The total fair value of stock options that vested during the three and six months ended June 30, 2008 and 2007 was approximately $2.2 million and $3.8 million, and $2.2 million and $4.3 million, respectively.

General Stock Option Information

The following table sets forth the summary of option activity under the Company’s stock option plans for the six months ended June 30, 2008:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2007	2,384,684	$0.85 to $47.47	$19.61
Granted	667,500	$40.42 to $53.68	$49.34
Exercised	(56,439)	$0.85 to $38.43	$23.21
Forfeited	(9,781)	$14.96 to $53.68	$47.01
Expired	—	—	—

Balance, June 30, 2008	2,985,964	$0.85 to $53.68	$26.09	$45,990,000

The total intrinsic value of stock options exercised during the six months ended June 30, 2008, was approximately $1.4 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the stock options. The aggregate intrinsic value of stock options outstanding as of June 30, 2008 is calculated as the difference between the market value at June 30, 2008 ($39.07) and the exercise price of the stock options.

Additional information with respect to outstanding stock options as of June 30, 2008, was as follows:

	Options Outstanding		Options Exercisable
Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Average Exercise Price	Aggregate Intrinsic Value
$0.85 to $8.46	827,373	3.09	824,248	$7.42
$10.01 to $13.00	389,535	3.09	380,367	$10.54
$13.20 to $18.44	198,092	3.68	140,995	$16.80
$26.98 to $32.75	363,835	5.22	108,447	$29.81
$35.75 to $40.36	413,629	5.44	168,747	$36.97
$40.42 to $53.68	793,500	6.32	63,416	$42.51

	2,985,964	4.57	1,686,220	$14.63	$41,437,000

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

There were no unrecognized tax benefits as of January 1, 2007, and there have been no material changes in unrecognized tax benefits through June 30, 2008.

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

There are no accruals for the payment of interest and penalties at June 30, 2008. The Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Stock Repurchase Plan

In April 2008, the Company’s board of directors approved a stock repurchase plan (the “Repurchase Plan”). According to the terms of the Repurchase Plan, the Company may repurchase up to $50 million of its outstanding common stock. Stock repurchases under the Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using the Company’s working capital. The timing and amount of specific repurchases are subject to the requirements of the Securities and Exchange Commission, market conditions, alternative uses of capital and other factors. The Repurchase Plan does not obligate the Company to acquire any particular amount of shares and the Repurchase Plan may be limited or terminated at any time without prior notice. Shares of stock repurchased under the Repurchase Plan will be cancelled. As of June 30, 2008, no shares were purchased under the Repurchase Plan.

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

The Company believes that the allegations in the complaint are without merit and intends to vigorously defend against them. On October 19, 2007, the Company filed a motion to dismiss the complaint for failure to state a claim upon which relief could be granted. On July 7, 2008, the Court issued an opinion in which it found that the complaint failed to state claims under the Sherman Act, but denied the motion to dismiss and directed the plaintiff to file an amended complaint providing greater detail regarding the Sherman Act claims and certain other claims. The amended complaint is due on or before August 21, 2008.

Because the outcome of the suit is uncertain at this time, the Company cannot estimate the amount of loss, if any, that could result from an adverse resolution of this matter.

NOTE 6 – ACQUISITIONS

On February 5, 2008, the Company completed the acquisition of certain assets and liabilities of InsureMe for $65 million in cash with an additional $20 million in potential cash earn-out payments based on achieving certain performance metrics over the next two years. InsureMe, based in Englewood, Colorado, operates a web site and a network of hundreds of affiliates that offer consumers competitive insurance rates for auto, home, life, health and long-term care. The Company paid $58.5 million in cash on February 5, 2008, and $6.5 million in cash was placed in escrow to satisfy certain indemnification obligations of the InsureMe shareholders. The entire purchase price was paid with cash on hand. The acquisition was accounted for as a purchase and the results of operations of InsureMe for the period from February 1, 2008 to June 30, 2008 are included in the Company’s consolidated financial statements. The Company recorded approximately $40.9 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. The Company expects goodwill to be amortizable and deductible for income tax purposes. Approximately $24.1 million was recorded as intangible assets consisting of customer and agent relationships—$16.9 million; developed technology—$4.6 million; affiliated network—$1.9 million; non-compete agreements—$590,000; and Internet domain name—$130,000. As of June 30, 2008, no amounts have been recorded related to the cash earn-out. This acquisition was made to expand the product lines offered in the online publishing business.

Also on February 5, 2008, the Company acquired certain assets and liabilities of Fee Disclosure for $2.85 million in cash and an additional amount in potential cash earn-out payments based on the achievement of certain financial performance metrics over the next five years. Fee Disclosure, based in Westlake Village, California, has developed a patent pending online portal to create an open marketplace to break down complicated vendor fees associated with the mortgage process. Fee Disclosure empowers consumers with comprehensive information to make informed real estate decisions and reduce their real estate and mortgage transaction costs. The Company paid $2.85 million on February 5, 2008 utilizing cash on hand. The acquisition was accounted for as a purchase and the results of operations of Fee Disclosure for the period from February 1, 2008 to June 30, 2008 are included in the Company’s consolidated financial statements. Approximately $635,000 in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. The Company expects goodwill to be amortizable and deductible for income tax purposes. Approximately $2.2 million was recorded as intangible assets consisting of customer relationships—$1.1 million; developed technology—$1.0 million; and Internet domain name—$130,000. As of June 30, 2008, no amounts have been recorded related to the cash earn-out. This acquisition was made to compliment the online publishing business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except share and per share data)	2008	2007	2008	2007
Total revenue	$40,193	$38,152	$86,614	$72,913

Income from operations	$6,796	$6,708	$17,909	$12,935

Net income	$4,079	$4,504	$10,940	$8,545

Basic and diluted earnings per share:
Basic	$0.22	$0.25	$0.58	$0.47
Diluted	$0.21	$0.24	$0.56	$0.45
Weighted average common shares outstanding:
Basic	18,907,321	18,325,404	18,893,682	18,288,323
Diluted	19,557,759	18,959,646	19,678,146	18,832,388

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

(In thousands)
Furniture, fixtures and equipment	$230
Indentifiable intangible asstes:
Goodwill	41,547
Customer relationships	12,000
Agent/vendor relationships	6,000
Developed technologies	5,600
Internet domain names	260
Non-compete agreeements	590
Affiliated networks	1,900
Accounts receivable and other assets acquired	2,088
Accounts payable, accrued expenses and other liabilities assumed	(3,081)

Cash used in business acquisitions, net of cash acquired	$67,134

The weighted average amortization periods for intangible assets recorded in the InsureMe and Fee Disclosure acquisitions are as follows:

Years
Customer relationships	11.0
Internet domain names	10.0
Agent/vendor relationships	5.0
Developed technologies	5.0
Non-compete agreements	4.2
Affiliated networks	3.0
Total	7.8

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors in our 2007 Annual Report on Form 10-K, as updated in our subsequent reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report, for a more detailed discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, factors other than those discussed in the Introductory Note, in Items 1A. Risk Factors or elsewhere in this Quarterly Report or our 2007 Annual Report on Form 10-K also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

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

EXECUTIVE SUMMARY

Overview

Bankrate, Inc. and its subsidiaries (the “Company”, “Bankrate,” “we”, “us,” “our”) own and operate an Internet-based consumer banking and personal finance network. Our flagship web site, Bankrate.com, is one of the web’s leading aggregators of information on more than 300 financial products and fees, including mortgages, credit cards, automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans, online banking fees, insurance products, credit cards, college finance and other financial products. Through our recent acquisitions in the fourth quarter of 2007 and first quarter of 2008, we also market a comprehensive line of consumer and business credits cards; we offer consumers competitive insurance rates for auto, home life, health and long-term care; we maintain an open marketplace to break down complicated vendor fees associated the mortgage loan process, empowering consumers with comprehensive information to make informed decisions and reduce their real estate and mortgage transaction costs; and we offer editorial listings and other products that assist consumers and financial professionals learn more about options for college financing. Additionally, we provide financial applications and information to a network of online distribution partners and national, regional and local publications. Through our Online Network, which includes Bankrate.com, Interest.com, Nationwidecardservices.com, creditcardsearchengine.com, Insureme.com, Savingforcollege.com, Mortgage-calc.com, Feedisclosure.com, and Bankrate.com.cn (China), as well as co-branded web sites hosted by our network of online distribution partners, we provide the tools and information via a suite of products and services that can help consumers make better informed financial decisions. Our Online Network also includes operations of Bankrate Select, our mortgage loan lead generator partnership.

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

We believe that an important component of our success has resulted from being recognized as the leader in providing fully researched, comprehensive, independent, objective financial content and data. As a result, we continue to maximize distribution of our research to gain brand recognition as a research authority. We continue to build greater brand awareness of our Online Network and to reach a greater number of online users. Bankrate.com had nearly 53 million unique visitors for the year ended December 31, 2006, nearly 60 million unique visitors for the year ended December 31, 2007, and nearly 39 million unique visitors in the first half of 2008, according to Omniture, a web analytics tool.

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

We also generate revenue through the sale of leads in the mortgage, credit card and insurance channels. Through Bankrate Select and FastFind, Nationwide Card Services, and InsureMe, we sell leads to mortgage lenders and brokers, to credit card issuers, and to insurance agents, respectively. In the mortgage and insurance categories, we receive revenue on a cost-per-lead (“CPL”)basis, while credit card issuers pay us on a per approved application basis. Leads are generated through the various affiliate networks, via co-brands, and through display advertisements.

The key drivers of our business include the content we produce, the number of in-market consumers visiting our Online Network, the number of page views they generate, and the demand of our Online Network advertisers. Since 2001, the number of advertisers on our web sites has grown steadily. Annual unique visitors and page views have grown from approximately 40 million and 237 million, respectively, in 2001, to almost 60 million and 554 million, respectively, in 2007. Page views for the quarter ended June 30, 2008 were 147.9 million compared to 136.1 million for the same period in 2007; and were 362.3 million for the six months ended June 30, 2008 compared to 279.3 million for the same period in 2007.

Our gross margin as a percentage of revenue averaged 75% from 2002 to 2005. Our gross margin percentage decreased for the year ended December 31, 2006 to 69%, due to the inclusion of the results of FastFind, MMIS and Interest.com, which we acquired in the fourth quarter of 2005, and increased to 73% for the year ended December 31, 2007. The newspaper rate table business gross margin percentage has averaged 11% over the last two years, and we expect margins for this business to be in the 7% to 10% range for fiscal 2008. As online publishing revenue continued to grow as a percentage of total revenue, our overall gross margin percentage expanded. Through the end of 2007, online revenue represented 88% of total revenue and 98% of gross margin dollars, compared to 80% of total revenue and 97% of gross margin dollars for the year ended December 31, 2006. For the six months ended June 30, 2008, online revenue represented 94% of total revenue and 99% of gross margin dollars. With the addition of Nationwide Card Services (“NCS”), and InsureMe, Inc. (“InsureMe”), whose legacy “affiliate driven” business models operate at significantly lower gross margins than our online publishing business, our gross margin declined to 59% for the six months ended June 30, 2008. We believe we can improve NCS’s and InsureMe’s business margins by driving Bankrate traffic to these products, through our advertising efforts, our content sharing and other products. Also contributing to the gross margin decline in 2008 was a $2.9 million, or 21%, sequential drop in hyperlink revenue in the second quarter due to a 66.5 million, or 31%, decline in page views (see Results of Operations – Online Publishing Revenue below). We expect our online publishing revenue to continue to grow and command a larger percentage of revenue in the future while print publishing and licensing revenue remains flat or decreases.

We have steadily reduced operating expenses as a percentage of total revenue from 58% in 2002, to 44% in 2007, and to 40% in the second quarter of 2008, up from 36% in the first quarter of 2008 due to a sequential decline in online revenue (see Results of Operations – Online Publishing Revenue below). We generated just over $18.7 million in cash from operations in the first six months of 2008 and our cash balance was $75.2 million as of June 30, 2008 after spending an aggregate of approximately $97.7 million for acquisitions in the fourth quarter of 2007 and first quarter of 2008.

Operating Expenses as a Percentage of Total Revenue

(In thousands)	Q2 08	Q1 08	2007	2006	2005	2004	2003
Total revenue	$40,193	$42,463	$95,592	$79,650	$49,049	$39,204	$36,621
Operating expenses	16,038	15,195	42,099	40,749	21,993	21,130	19,301
Operating expenses as a percentage of total revenue	40%	36%	44%	51%	45%	54%	53%

Significant Developments

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

Also on February 5, 2008, we acquired certain assets and liabilities of Lower Fees, Inc., a California corporation d/b/a “Fee Disclosure” (“Fee Disclosure”), for $2.85 million in cash and an additional amount in potential cash earn-out payments based on the achievement of certain financial performance metrics over the next five years. Fee Disclosure, based in Westlake Village, California, has developed a patent pending online portal to create an open marketplace to break down complicated vendor fees associated with the mortgage process. Fee Disclosure empowers consumers with comprehensive information to make informed real estate decisions and reduce their real estate and mortgage transaction costs. We paid $2.85 million on February 5, 2008 utilizing cash on hand. The acquisition was accounted for as a purchase and the results of operations of InsureMe for the period from February 1, 2008 to March 31, 2008 are included in our condensed consolidated financial statements. Approximately $635,000 in goodwill was recorded by us, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed.

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

The acquisitions described above affect the comparability of our results of operations for the three and six-month periods ended June 30, 2008 to the comparable periods in 2007 since the results of operations of these acquired companies are not included in those periods.

In April 2008, we launched the Bankrate China web site (Bankrate.com.cn). Bankrate China provides Chinese consumers with the same type of financial education programs that Bankrate.com provides to the United States consumer with our financial basics, guides, calculators, product comparisons, and rate information. To date, no material revenues have been generated by Bankrate China.

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

We believe that the allegations in the complaint are without merit and intend to vigorously defend against them. On October 19, 2007, we filed a motion to dismiss the complaint for failure to state a claim upon which relief could be granted. On July 7, 2008, the Court issued an opinion in which it found that the complaint failed to state claims under the Sherman Act, but denied the motion to dismiss and directed the plaintiff to file an amended complaint providing greater detail regarding the Sherman Act claims and certain other claims. The amended complaint is due on or before August 21, 2008.

Because the outcome of the suit is uncertain at this time, we cannot estimate the amount of loss, if any, that could result from an adverse resolution of this matter.

ACCOUNTING POLICIES

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable, share-based compensation, and goodwill impairment, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. There have been no significant changes in our critical accounting policies or estimates during the six months ended June 30, 2008 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

The following is our analysis of the results of operations for the periods covered by our financial statements, including a discussion of the accounting policies and practices (income taxes, allowance for doubtful accounts, share-based compensation, and goodwill impairment) that we believe are critical to an understanding of our results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our interim condensed consolidated financial statements, including the related notes thereto. Other accounting policies are contained in Note 2 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data in our 2007 Annual Report on Form 10-K. A detailed discussion of our accounting policies and procedures is set forth in the applicable sections of this analysis.

Results of Operations

Revenue

Total Revenue

(In thousands)	Q2 08	Q1 08	Q4 07	Q3 07	Q2 07	Q1 07
Online publishing	$37,814	$40,005	$22,779	$21,624	$20,240	$19,052
Print publishing and licensing	2,379	2,458	2,453	3,229	3,039	3,176

	$40,193	$42,463	$25,232	$24,853	$23,279	$22,228

Online Publishing Revenue

We sell graphic advertisements on our Online Network consisting primarily of leaderboards, banners, badges, islands, posters and skyscraper advertisements. These advertisements are sold to advertisers according to the cost-per-thousand impressions (“CPM”) or cost-per-lead (“CPL”) the advertiser receives, and in fixed-billed campaigns. The amount of advertising we sell is a function of (1) the number of visitors to our Online Network, (2) the number of ad pages we serve to those visitors, (3) the click through rate of our visitors on hyperlinks, (4) the number of advertisements per page, (5) the rate at which consumers apply for financial product offerings, and (6) advertiser demand. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions delivered at the contractual price or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned income on the balance sheet and is recognized later when the under-delivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. We also recognize revenue based on the actual number of leads generated in the month the lead is approved. Additionally, we generate revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to our Online Network transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser, subject to our verification. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the revenue earned from each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We also sell hyperlinks (interest rate table listings) on our Online Network on a cost-per-click, or CPC basis. Advertisers pay us each time a visitor to our Online Network clicks on a rate table listing, net of invalid clicks. We also sell text links on our rate pages to advertisers on a CPC basis. Advertisers enter an auction bidding process on a third-party web site for placement of their text link based on the amount they are willing to pay for each click through to their web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC contracted for during the auction bidding process.

Quarterly Online Publishing Revenue

(In thousands)	Q2 08	Q1 08	Q4 07	Q3 07	Q2 07	Q1 07
Graphic ads and lead generation	$27,139	$26,445	$12,503	$11,747	$12,040	$10,472
Hyperlinks	10,675	13,560	10,276	9,877	8,200	8,580

	$37,814	$40,005	$22,779	$21,624	$20,240	$19,052

Online publishing revenue of $37,814,000 for the three months ended June 30, 2008 was approximately $17,574,000, or 87%, higher than the $20,240,000 reported for the same period in 2007. This increase was due to a $15,098,000, or 125%, increase in graphic ad and lead generation revenue, and a $2,476,000, or 30%, increase in hyperlink revenue.

Page views for the quarter ended June 30, 2008 were 147.9 million and were 11.8 million, or 9%, higher than the 136.1 million reported in the same period in 2007.

The 125% increase in graphic ad and lead generation revenue during the quarter ended June 30, 2008 was driven by an increase in advertiser demand for our Bankrate Select lead generation products, and the new credit card and insurance product revenue from our fourth quarter 2007 and first quarter 2008 acquisitions, offset by a decline in graphic ad network revenue. The graphic ad revenue decline was a result of the global problems in the banking and financial sectors which directly impacted display advertising volumes from several of our largest financial advertisers. While we do not believe that the display advertising environment is further deteriorating, we believe we can drive more traffic to higher value areas of our Online Network including search results and lead generation to offset the declines in display advertising.

The increase in hyperlink revenue of 30% for the quarter ended June 30, 2008 compared to the same period in 2007 was driven by an increase in revenue per click as well as an increase in the total amount of clicks processed.

Online publishing revenue of $77,819,000 for the six months ended June 30, 2008 was approximately $38,527,000, or 98%, higher than the $39,292,000 reported for the same period in 2007. This increase was due to a $30,930,000, or 137%, increase in graphic ad and lead generation revenue, and a $7,597,000, or 46%, increase in hyperlink revenue.

Page views for the six months ended June 30, 2008 were 362.3 million and were 82.9 million, or 30%, higher than the 279.3 million reported in the same period in 2007.

The 137% increase in graphic ad and lead generation revenue during the six months ended June 30, 2008 was driven by an increase in advertiser demand for our Bankrate Select lead generation products, and the new credit card and insurance product revenue from our fourth quarter 2007 and first quarter 2008 acquisitions, offset by a decline in graphic ad network revenue. The graphic ad revenue decline was a result of the global problems in the banking and financial sectors which directly impacted display advertising volumes from several of our largest financial advertisers. While we do not believe that the display advertising environment is further deteriorating, we have seen little improvement to date.

The 46% increase in hyperlink revenue for the six months ended June 30, 2008 compared to the same period in 2007 was driven by an increase in revenue per click as well as an increase in the total amount of clicks processed.

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

In terms of page views, we believe our online publishing segment’s quarterly page view volumes will continue to be relatively consistent quarter to quarter with the exception of the fourth quarter where we typically experience lower traffic volume due to the holiday season. The first quarter of 2008 was atypically high in page view volume due to favorable mortgage interest rates and re-finance activity.

Page Views

(Millions)

	2008	2007	2006	2005	2004	2003
Q1	214.4	143.2	124.2	111.0	117.2	106.7
Q2	147.9	136.1	116.0	113.8	92.6	121.8
Q3		144.2	126.6	107.8	92.0	100.3
Q4		131.0	120.6	97.6	91.3	75.8

Year		554.5	487.4	430.2	393.1	404.6

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

We also earn fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters, and from providing rate surveys to institutions and government agencies. In addition, we license research data under agreements that permit the use of rate information we develop to advertise the licensee’s products in print, radio, television and web site promotions. Revenue for these products is recognized ratably over the contract/subscription periods. Finally, we sell editorial free-standing inserts. A free-standing insert, or FSI, is a preprinted advertising booklet that is loosely inserted between the pages of a newspaper or magazine. We develop the FSIs with our editorial content, and then sell the sponsorship of the FSI to one or more advertisers.

Quarterly Print Publishing and Licensing Revenue

(In thousands)	Q2 08	Q1 08	Q4 07	Q3 07	Q2 07	Q1 07
Mortgage and Deposit Guides	$2,283	$2,364	$2,348	$2,824	$2,906	$2,864
Editorial	96	94	105	405	133	312

	$2,379	$2,458	$2,453	$3,229	$3,039	$3,176

Print publishing and licensing revenue for the quarter ended June 30, 2008 was down $660,000, or 22%, compared to the same period in 2007, primarily due to a $623,000, or 21%, decline in Mortgage and Deposit Guide revenue due to lower advertising units in 2008 compared to 2007, and approximately $37,000 lower editorial sales revenue. We expect quarterly print publishing and licensing revenue to decline for the remainder of 2008.

Print publishing and licensing revenue for the six months ended June 30, 2008 was down $1,378,000, or 22%, compared to the same period in 2007, primarily due to a $1,123,000, or 19%, decline in Mortgage and Deposit Guide revenue due to lower advertising units in 2008 compared to 2007, and approximately $79,000 lower editorial sales revenue. Additionally, we sold $176,000 in FSIs in the first quarter of 2007. We expect quarterly print publishing and licensing revenue to decline for the remainder of 2008.

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

Online Publishing Gross Margin

(In thousands)	Q2 08	Q1 08	Q4 07	Q3 07	Q2 07	Q1 07
Online publishing revenue	$37,814	$40,005	$22,779	$21,624	$20,240	$19,052
Cost of online publishing revenue	15,147	14,098	5,816	3,142	3,049	3,142

Gross margin	$22,667	$25,907	$16,963	$18,482	$17,191	$15,910

Gross margin as a percentage of revenue	60%	65%	74%	85%	85%	84%

Online publishing costs for the three months ended June 30, 2008 were approximately $12.1 million, or 397%, higher than in the same period in 2007. Approximately $11.8 million of this increase relates to cost of revenue for our new credit card and insurance acquisitions (InsuranceMe incurred $3.1 million in affiliate payments, $2.8 million in lead acquisition costs, and $200,000 in human resource and other costs. NCS incurred $5.4 million in affiliate payments, and $300,000 in human resource and other costs). The remainder of the increase was due primarily to $396,000 higher revenue sharing payments to distribution partners consistent with higher levels of revenue; and $96,000 higher share-based compensation expense. Our online gross margin for the three months ended June 30, 2008 was 60% compared to 85% for the same period in 2007 due primarily to the addition of NCS and InsureMe, whose “legacy affiliate driven” business models operate at significantly lower gross margins. Also contributing to the gross margin decline was a $2.9 million, or 21%, sequential drop in high gross margin hyperlink revenue in the second quarter due to a 66.5 million, or 31%, decline in page views (see Results of Operations – Online Publishing Revenue above). Online publishing revenue was 94% of total revenue and represented 99% of gross margin during the quarter ended June 30, 2008. We believe we can improve NCS’s and InsureMe’s business margins by driving Bankrate traffic to these products, through our advertising efforts, our content sharing and other products. We expect our online publishing revenue to continue to grow and command a larger percentage of revenue in the future.

Online publishing costs for the six months ended June 30, 2008 were approximately $23.1 million, or 372%, higher than in the same period in 2007. Approximately $21.9 million of this increase relates to cost of revenue for our new credit card and insurance acquisitions (InsuranceMe incurred $5.3 million in affiliate payments, $4.5 million in lead acquisition costs, and $200,000 in human resource and other costs. NCS incurred $11.3 million in affiliate payments, and $500,000 in human resource and other costs). The remainder of the increase was due primarily to $1.2 million higher revenue sharing payments to distribution partners consistent with higher levels of revenue; $289,000 higher share-based compensation expense; and $189,000 lower net other infrastructure costs. Our online gross margin for the six months ended June 30, 2008 was 62% compared to 84% for the same period in 2007 due primarily to the addition of NCS and InsureMe, whose business models operate at significantly lower gross margins. Also contributing to the gross margin decline was a $2.9 million, or 21%, sequential drop in hyperlink revenue in the second quarter due to a 66.5 million, or 31%, decline in page views (see Results of Operations – Online Publishing Revenue above). Online publishing revenue was 94% of total revenue and represented 99% of gross margin during the six months ended June 30, 2008.

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

Print Publishing and Licensing Gross Margin

(In thousands)	Q2 08	Q1 08	Q4 07	Q3 07	Q2 07	Q1 07
Print publishing & licensing revenue	$2,379	$2,458	$2,453	$3,229	$3,039	$3,176
Cost of print publishing & licensing revenue	2,212	2,308	2,283	2,873	2,713	2,828

Gross margin	$167	$150	$170	$356	$326	$348

Gross margin as a percentage of revenue	7%	6%	7%	11%	11%	11%

Print publishing and licensing costs for the quarter ended June 30, 2008 of $2,212,000 decreased by approximately $501,000, or 18%, from the comparable amount reported in the second quarter of 2007 due to a decline in revenue sharing payments in line with the decrease in revenue.

Print publishing and licensing costs for the six months ended June 30, 2008 of $4,520,000 decreased by approximately $1,021,000, or 18%, from the comparable amount reported in the same period in 2007 due to an $832,000 decline in revenue sharing payments in line with the decrease in revenue; $112,000 lower human resource costs due to lower headcount; $72,000 lower printing costs (first quarter 2007 FSI); and $5,000 lower other infrastructure costs.

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, allocated overhead, and share-based compensation expense.

Sales costs for the three months ended June 30, 2008 were $2,207,000, and were approximately $567,000, or 35%, higher than the comparable amount reported in the second quarter of 2007. The increase is due primarily to $456,000 of sales expenses related to the acquisitions; $212,000 higher share-based compensation expense; $58,000 higher human resource costs from additional hires; and $3,000 higher other infrastructure costs; offset by $162,000 in lower commissions.

Sales costs for the six months ended June 30, 2008 were $4,285,000, and were approximately $1,358,000, or 46%, higher than the comparable amount reported in the same period in 2007. The increase is due primarily to $799,000 of sales expenses related to the acquisitions; $646,000 higher share-based compensation expense; $101,000 higher human resource costs from additional hires; offset by $178,000 in lower commissions and $10,000 lower other infrastructure costs.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs, and share-based compensation expense.

Marketing costs for the three months ended June 30, 2008 were $3,115,000 and were $993,000, or 47%, higher than the comparable amount reported in the same period in 2007. We invested approximately $340,000 more to drive traffic to our Online Network in the second quarter of 2008 compared to the same period in 2007 and we will continue to increase our key word campaigns as we more efficiently monetize the resulting traffic across our Online Network. Other marketing costs in our insurance and credit card businesses were $314,000 higher; $109,000 in higher radio production costs; share-based compensation expense was $45,000 higher in the second quarter of 2008 compared to the same period in 2007; and we spent $44,000 in advertising for Bankrate China; and all other infrastructure costs were a net $141,000 higher.

Marketing costs for the six months ended June 30, 2008 were $5,943,000 and were $2,366,000, or 66%, higher than the comparable amount reported in the same period in 2007. We invested approximately $1,273,000 more to drive traffic to our Online Network in the first six months of 2008 compared to the same period in 2007 and we will continue to increase our key word campaigns as we more efficiently monetize the resulting traffic across our Online Network. Other marketing costs in our insurance and credit card businesses were $498,000 higher; $202,000 in higher radio production costs; share-based compensation expense was $159,000 higher in the first six months of 2008 compared to the same period in 2007; and we spent $45,000 in advertising for Bankrate China; and all other infrastructure costs were a net $189,000 higher.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development, other technology costs and share-based compensation expense. Product development costs for the three months ended June 30, 2008 were $732,000, or 63%, higher than the comparable amount reported in the second quarter of 2007 due primarily to $537,000 of expenses related to the acquisitions; $81,000 higher share-based compensation expense; $55,000 higher costs associated with web analytics tools; and a net $59,000 higher cost allocations and other infrastructure expenses.

Product development costs for the six months ended June 30, 2008 were $1,481,000, or 70%, higher than the comparable amount reported in the same period in 2007 due primarily to $954,000 of expenses related to the acquisitions; $234,000 higher share-based compensation expense; $149,000 higher costs associated with web analytics tools; and a net $144,000 higher cost allocations and other infrastructure expenses.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead, other general corporate expenses and share-based compensation expense. In the second quarter of 2008, these costs were $1,703,000, or 35% higher than the comparable amount reported in the second quarter of 2007 due primarily to $1,028,000 of costs related to the acquisitions; higher share-based compensation expense of $770,000; higher human resource costs of $141,000; expenses associated with Bankrate China of $135,000;

$51,000 higher information technology infrastructure costs; and $221,000 higher other costs and expenses; offset by $298,000 lower incentive compensation plan expense; lower legal and accounting fees of $236,000; and $109,000 lower rent expense.

General and administrative costs for the first six months of 2008 were $4,266,000, or 47% higher than the comparable amount reported in the first half of 2007 due primarily to $1,832,000 of costs related to the acquisitions; higher share-based compensation expense of $1,612,000; higher human resource costs of $261,000; expenses associated with Bankrate China of $295,000; $114,000 higher information technology infrastructure costs; and $221,000 net higher other costs and expenses.

Depreciation and Amortization

Depreciation and amortization expense for the three and six months ended June 30, 2008 was higher than the amounts reported in the comparable periods in 2007 due to the amortization of intangible assets related to our fourth quarter 2007 and first quarter 2008 acquisitions.

Interest Income

Interest income consists of income generated from invested cash and cash equivalents. Interest income for the three and six months ended June 30, 2008 was lower than the amounts reported in the comparable periods in 2007 due declines in interest rates and lower cash balances during the periods due to the cash payments made for our fourth quarter 2007 and first quarter 2008 acquisitions.

Income Taxes

The changes in our effective tax rates in the three and six months ended June 30, 2008 compared to the same periods in 2007 was primarily due to the impact of incentive stock options for which a tax benefit is not realized until there is a disqualifying disposition.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	June 30, 2008	December 31, 2007	Change
Cash and cash equivalents	$75,169	$125,058	$(49,889)
Working capital	92,213	139,437	(47,224)
Stockholders' equity	236,896	217,266	19,630

Our principal ongoing source of operating liquidity is the cash generated by our product revenue. In addition, as of June 30, 2008, we remain liquid due to our secondary offering in May 2006 whereby we completed the sale of 2,697,776 shares of our common stock, of which 2,005,991 shares were sold by us and 691,785 shares were sold by certain of our existing stockholders, at a price of $48.25 per share resulting in net proceeds to us of approximately $92.4 million.

We consider all highly liquid debt instruments purchased with an original maturity of less than three months to be cash equivalents. The carrying value of these investments approximates fair value. Since August 2007, and as of June 30, 2008, we were not invested in any investment grade auction rate securities, and we do not contemplate investing in these securities in the future.

As of June 30, 2008, we had working capital of $92.0 million and our primary commitments were approximately $9.2 million in operating lease payments over the next ten years, and capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $12.4 million through June 30, 2009. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, we acquired two companies in February 2008 and two companies in December 2007 for which we made immediate cash payments of approximately $97.6 million. In addition, there are potential cash earn-out payments of over $29 million in the aggregate over the next five years based on the businesses acquired achieving certain financial performance metrics. Goodwill increased by approximately $41.7 million from December 31, 2007 to June 30, 2008 due to amounts recorded for the InsureMe and Fee Disclosure acquisitions, and adjustments to the amounts recorded for the NCS and SFC acquisitions.

We assess acquisition opportunities as they arise. Financing in excess of the proceeds from our May 2006 offering may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities may arise, or that any such acquisitions may be consummated. Additional financing may not be available on satisfactory terms when required.

In April 2008, our board of directors approved a stock repurchase plan (the “Repurchase Plan”). According to the terms of the Repurchase Plan, we may repurchase up to $50 million of our outstanding common stock. Stock repurchases under the Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using our working capital. The timing and amount of specific repurchases are subject to the requirements of the Securities and Exchange Commission, market conditions, alternative uses of capital and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of shares and the Repurchase Plan may be limited or terminated at any time without prior notice. Shares of stock repurchased under the Repurchase Plan will be cancelled. As of June 30, 2008, no shares had been purchased under the Repurchase Plan.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of June 30, 2008.

(In thousands)	Total	Payments Due Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations (1)	$9,168	$1,680	$2,190	$2,033	$3,265
Purchase obligations (2)	1,060	437	545	78	—

	$10,228	$2,117	$2,735	$2,111	$3,265

(1)	Includes our obligations under existing operating leases.

(2)	Represents base contract amounts for Internet hosting, co-location, content distribution and other infrastructure costs.

During the six months ended June 30, 2008, we generated $18.7 million of net cash from operating activities. Our net income of $10.9 million was adjusted for the impact of share-based compensation expense of $7.2 million; depreciation and amortization of $4.0 million; bad debt expense of $477,000; excess tax benefits from share-based compensation of $283,000; and a net negative change in the components of operating assets and liabilities of $3.6 million. Of this negative change in operating assets and liabilities, $721,000 resulted from a decrease in accounts receivable; $3.1 million resulted from a decrease in prepaid expenses and other assets (prepaid income taxes at December 31, 2007 now a current payable); $1.9 million resulted from a decrease in accounts payable and accrued expenses (decline in incentive plan accrual and the timing of operating accruals); $197,000 resulted from an increase in other liabilities; and $501,000 resulted from a decrease in deferred revenue.

Cash flows from investing activities include $68.3 million of cash used for our second quarter acquisitions, and $1.8 million in purchases of furniture, fixtures and equipment.

Cash flows from financing activities includes $1.3 million in proceeds from the exercise of employee stock options, and $31,000 in excess tax benefits related to stock options.

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

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of June 30, 2008, all of our cash equivalents mature in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting (as defined in Rule 13-a-15(f) under the Securities Exchange Act of 1934). There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We believe that the allegations in the complaint are without merit and intend to vigorously defend against them. On October 19, 2007, we filed a motion to dismiss the complaint for failure to state a claim upon which relief could be granted. On July 7, 2008, the Court issued an opinion, in which it found that the complaint failed to state claims under the Sherman Act, but denied the motion to dismiss and directed the plaintiff to file an amended complaint providing greater detail regarding the Sherman Act claims and certain other claims. The amended complaint is due on or before August 21, 2008.

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

The Company held its annual meeting of stockholders on June 17, 2008. At the meeting, the stockholders elected Peter C. Morse (17,021,679 affirmative votes and 407,212 votes withheld) and William C. Martin (17,209,363 affirmative votes and 2,149,528 votes withheld) to the Company’s Board of Directors. The stockholders also ratified the appointment of Grant Thornton LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 (17,410,867 affirmative votes; 3,449 votes against; and 14,575 votes abstained). In addition, the stockholders also approved the adoption of the 2008 Equity Compensation Plan (9,149,075 affirmative votes; 6,666,521 votes against; 16,063 votes abstained; and 1,597,232 broker non-votes).

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits

10.1	2008 Equity Compensation Plan

31.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Dated: August 11, 2008	By:	/s/ EDWARD J. DIMARIA
Edward J. DiMaria
Senior Vice President and Chief Financial Officer (Mr. DiMaria is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)