Form 10-Q
period 2008-09-30
BANKRATE INC
filed 2008-11-10
CIK 1080866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-25681

(Exact name of registrant as specified in its charter)

Florida	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11760 U.S. Highway One, Suite 200 North Palm Beach, Florida	33408
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of outstanding shares of the issuer’s common stock as of October 31, 2008 was as follows: 18,790,090 shares of Common Stock, $.01 par value.

Bankrate, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008

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

Bankrate, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share data)

	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$41,215	$125,058
Accounts receivable, net of allowance for doubtful accounts of $1,249 at September 30, 2008 and $2,290 at December 31, 2007	21,162	19,052
Deferred income taxes, current portion	878	878
Prepaid expenses and other current assets	3,835	5,350

Total current assets	67,090	150,338
Furniture, fixtures and equipment, net of accumulated depreciation and amortization of $4,967 at September 30, 2008 and $4,122 at December 31, 2007	2,467	1,802
Deferred income taxes	3,671	3,671
Intangible assets, net of accumulated amortization of $9,866 at September 30, 2008 and $4,233 at December 31, 2007	92,818	27,485
Goodwill	85,373	43,720
Other assets	3,772	1,338

Total assets	$255,191	$228,354

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$4,195	$2,246
Accrued expenses	7,309	8,092
Deferred revenue	922	550
Other current liabilities	15	13

Total current liabilities	12,441	10,901
Other liabilities	269	187

Total liabilities	12,710	11,088

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share— 100,000,000 shares authorized; 18,790,090 and 18,876,393 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	188	189
Additional paid-in capital	216,014	205,306
Retained earnings	26,279	11,771

Total stockholders’ equity	242,481	217,266

Total liabilities and stockholders’ equity	$255,191	$228,354

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Online publishing	$41,946	$21,624	$119,765	$60,916
Print publishing and licensing	2,087	3,229	6,924	9,445

Total revenue	44,033	24,853	126,689	70,361

Cost of revenue:
Online publishing	15,311	3,142	44,556	9,333
Print publishing and licensing	1,975	2,873	6,495	8,414

Total cost of revenue	17,286	6,015	51,051	17,747

Gross margin	26,747	18,838	75,638	52,614

Operating expenses:
Sales	2,508	1,773	6,793	4,700
Marketing	3,448	2,286	9,391	5,863
Product development	1,658	1,218	5,250	3,329
General and administrative	6,570	5,668	19,940	14,773
Depreciation and amortization	2,423	633	6,466	1,926

	16,607	11,578	47,840	30,591

Income from operations	10,140	7,260	27,798	22,023
Interest income	310	1,824	1,516	4,961

Income before income taxes	10,450	9,084	29,314	26,984
Income tax expense	4,410	3,723	12,361	11,025

Net income	$6,040	$5,361	$16,953	$15,959

Basic and diluted net income per share:
Basic	$0.32	$0.29	$0.90	$0.87

Diluted	$0.32	$0.28	$0.87	$0.83

Shares used in computing basic net income per share	18,807,840	18,424,428	18,865,018	18,334,190
Shares used in computing diluted net income per share	19,091,963	19,249,130	19,545,793	19,146,545

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$16,953	$15,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,466	1,926
Provision for doubtful accounts receivable	886	649
Share-based compensation	10,596	7,826
Excess tax benefits from share-based compensation	(452)	(1,497)
Loss on disposal of assets	—	12
Changes in operating assets and liabilities, net of effects from business acquisitions:
Decrease (increase) in accounts receivable	731	(1,493)
Increase in prepaid expenses and other assets	(137)	(283)
Increase in accounts payable	278	279
(Decrease) increase in accrued expenses	(1,191)	2,830
Increase in other liabilities	175	35
Increase (decrease) in deferred revenue	372	(391)

Net cash provided by operating activities	34,677	25,852

Cash flows from investing activities:
Purchases of short-term investments	—	(223,772)
Sales of short-term investments	—	320,572
Purchases of furniture, fixtures, equipment and software	(1,290)	(467)
Cash used in business acquisitions, net of cash acquired	(114,896)	—
Restricted cash	—	(2)

Net cash (used in) provided by investing activities	(116,186)	96,331

Cash flows from financing activities:
Offering costs related to the sale of common stock in May 2006	—	(80)
Proceeds from the exercise of stock options	1,606	3,849
Purchases of Company common stock	(4,392)	—
Excess tax benefits from share-based compensation	452	1,497

Net cash (used in) provided by financing activities	(2,334)	5,266

Net (decrease) increase in cash	(83,843)	127,449
Cash, beginning of period	125,058	13,125

Cash, end of period	$41,215	$140,574

See accompanying notes to condensed consolidated financial statements.

BANKRATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Bankrate, Inc. and its subsidiaries (the “Company” or “Bankrate”) own and operate an Internet-based consumer banking and personal finance network. The Company’s flagship web site, Bankrate.com, is one of the web’s leading aggregators of information on more than 300 financial products and fees, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. The Company also markets a comprehensive line of consumer and business credit cards as well as competitive insurance rates for auto, home, life, health and long-term care. Additionally, the Company provides financial applications and information to a network of distribution partners and through national and state publications. The Company is organized under the laws of the State of Florida.

Recent Acquisitions

The recently completed acquisitions described in detail in Note 6 affect the comparability of the Company’s results of operations for the three and nine-month periods ended September 30, 2008 to the comparable periods in 2007 since the results of operations of these acquired companies are not included in those periods.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its wholly-owned subsidiaries, Wescoco LLC, Mortgage Market Information Services, Inc., Interest.com, and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd.) after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary to provide a fair statement of the results of the Company for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 (“fiscal 2008”), or for any future periods.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2007 Annual report on Form 10-K, and Amendment No. 1 to the Current Report on Form 8-K/A filed on April 22, 2008 related to the InsureMe acquisition.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company believes that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable, share-based compensation, useful lives of intangible assets and intangible asset impairment, goodwill impairment, and acquisition accounting, have the greatest potential impact on its financial statements, so it considers these to be its critical accounting policies. Actual results could differ from those estimates.

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

The weighted average number of common shares outstanding used in computing diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 includes 284,123 and 680,775 shares, and 824,702 and 812,355 shares, respectively, resulting from the dilutive effect of outstanding stock options and restricted stock awards. For the three and nine months ended September 30, 2008, 1,214,887 and 661,500 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. For the three and nine months ended September 30, 2007, 4,000 and 154,000 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. The Company looks at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of the Company’s customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the three months ended September 30, 2008 and 2007, the Company charged approximately $409,000 and $150,000, respectively, to bad debt expense, and wrote off (net of recoveries) approximately $488,000 and $740,000, respectively, of accounts deemed uncollectible. During the nine months ended September 30, 2008 and 2007, the Company charged approximately $886,000 and $649,000, respectively, to bad debt expense, and wrote off (net of recoveries) approximately $1.9 million (which had been fully reserved for) and $807,000, respectively, of accounts deemed uncollectible.

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

SFAS No. 142 also requires that intangible assets with finite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of its intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize intangible asset impairment charges in the nine months ended September 30, 2008 or the year ended December 31, 2007.

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

Stockholders’ Equity

The activity in stockholders’ equity for the nine months ended September 30, 2008 is shown below.

	Common Stock		Additional Paid-in Capital	Retained Earnings
(In thousands)	Shares	Amount			Total
Balances, December 31, 2007	18,876	$189	$205,306	$11,771	$217,266
Stock options exercised	79	1	1,605	—	1,606
Common stock purchased	(165)	(2)	(1,945)	(2,445)	(4,392)
Share-based compensation	—	—	10,596	—	10,596
Tax benefit-stock options	—	—	452	—	452
Net income for the period	—	—	—	16,953	16,953

Balances, September 30, 2008	18,790	$188	$216,014	$26,279	$242,481

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes as clarified by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies varies, adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of SFAS No. 109.

FIN No. 48 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Comprehensive Income

Comprehensive income is the same as net income for the three and nine months ended September 30, 2008 and 2007.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2008, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance.

In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful lives of recognizable intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or within a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact on the Company’s current consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 applies to all derivative instruments accounted for under SFAS No. 133 and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments are accounted for under SFAS 133 and related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value of certain assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but may change current practice for certain entities. In February 2008, the FASB issued FSP 157-2 Partial Deferral of the Effective Date of Statements 157, which delays the effective date of SFAS No. 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Although the Company will continue to evaluate the application of SFAS No. 157, it does not believe adoption will have a material impact on its consolidated financial statements.

NOTE 2 – SEGMENT INFORMATION

The Company currently operates in two reportable business segments: online publishing, and print publishing and licensing. The online publishing segment is primarily engaged in the sale of advertising, sponsorships, leads and hyperlinks in connection with the Company’s web sites, Bankrate.com, Interest.com, Insureme.com, Nationwidecardservices.com, CreditCardGuide.com, Savingforcollege.com, Mortgage-calc.com, Bankaholic.com, Bankrateselect.com, Feedisclosure.com, and Bankrate.com.cn (China). The print publishing and licensing segment is primarily engaged in the sale of advertising in the Mortgage Guide and Deposit and CD Guide rate tables, newsletter subscriptions, and licensing of research information. The acquired operations of InsureMe, Inc., Lower Fees, Inc., Nationwide Card Services, Inc., Bankaholic, CreditCardGuide.com, FastFind, Interest.com, Savingforcollege.com, LLC, and Mortgage-calc.com are included in the online publishing segment. The acquired operations of Mortgage Market Information Services, Inc. (“MMIS”) are included in the print publishing and licensing segment. Other consists of interest income on the Company’s investments in cash and cash equivalents, income tax expense, and the assets not directly associated with the online publishing and print publishing and licensing businesses. The Company evaluates the performance of its operating segments based on segment profit (loss).

The Company completed integrating and making certain changes in the organizational structure of the print publishing and licensing segment in the fourth quarter of 2007, which caused the cost composition of the segment to change. Business operations are now centralized and consolidated in the Chicago office location, and the print sales team merged with and into the online publishing ad sales team. Sales expenses, product development expenses, and general and administrative expenses were the line items affected by these changes. Accordingly, certain amounts in the 2007 segment information presented below have been reclassified to conform to the 2008 presentation. For the three and nine months ended September 30, 2007, print publishing and licensing product development expenses decreased $140,000 and $397,000; and general and administrative expenses decreased $747,000 and $1,751,000, respectively.

No single customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 2008 and 2007. No material revenues were generated outside of the United States.

Summarized segment information as of, and for the three and nine months ended September 30, 2008 and 2007 is presented below.

(In thousands)	Online Publishing	Print Publishing and Licensing	Other	Total
Three Months Ended September 30, 2008
Revenue	$41,946	$2,087	$—	$44,033
Cost of revenue	15,311	1,975	—	17,286

Gross margin	26,635	112	—	26,747
Sales	2,338	170	—	2,508
Marketing	3,448	—	—	3,448
Product development	1,658	—	—	1,658
General and administrative expenses	6,473	97	—	6,570
Depreciation and amortization	2,350	73		2,423
Interest income	—	—	310	310
Provision for income taxes	—	—	(4,410)	(4,410)

Segment profit (loss)	$10,368	$(228)	$(4,100)	$6,040

Goodwill	$81,463	$3,910	$—	$85,373

Total assets	$195,109	$6,711	$53,371	$255,191

	Online Publishing	Print Publishing and Licensing	Other	Total
Three Months Ended September 30, 2007
Revenue	$21,624	$3,229	$—	$24,853
Cost of revenue	3,142	2,873	—	6,015

Gross margin	18,482	356	—	18,838
Sales	1,584	189	—	1,773
Marketing	2,286	—	—	2,286
Product development	1,218	—	—	1,218
General and administrative expenses	5,593	75	—	5,668
Depreciation and amortization	522	111	—	633
Interest income	—	—	1,824	1,824
Provision for income taxes	—	—	(3,723)	(3,723)

Segment profit (loss)	$7,279	$(19)	$(1,899)	$5,361

Goodwill	$26,130	$3,910	$—	$30,040

Total assets	$53,839	$7,536	$145,614	$206,989

(In thousands)	Online Publishing	Print Publishing and Licensing	Other	Total
Nine Months Ended September 30, 2008
Revenue	$119,765	$6,924	$—	$126,689
Cost of revenue	44,556	6,495	—	51,051

Gross margin	75,209	429	—	75,638
Sales	6,228	565	—	6,793
Marketing	9,391	—	—	9,391
Product development	5,250	—	—	5,250
General and administrative expenses	19,688	252	—	19,940
Depreciation and amortization	6,247	219	—	6,466
Interest income	—	—	1,516	1,516
Provision for income taxes	—	—	(12,361)	(12,361)

Segment profit (loss)	$28,405	$(607)	$(10,845)	$16,953

Goodwill	$81,463	$3,910	$—	$85,373

Total assets	$195,109	$6,711	$53,371	$255,191

	Online Publishing	Print Publishing and Licensing	Other	Total
Nine Months Ended September 30, 2007
Revenue	$60,916	$9,445	$—	$70,361
Cost of revenue	9,333	8,414	—	17,747

Gross margin	51,583	1,030	—	52,614
Sales	4,326	374	—	4,700
Marketing	5,863	—	—	5,863
Product development	3,329	—	—	3,329
General and administrative expenses	14,329	444	—	14,773
Depreciation and amortization	1,708	218	—	1,926
Interest income	—	—	4,961	4,961
Provision for income taxes	$—	$—	$(11,025)	(11,025)

Segment profit (loss)	$22,028	$(6)	$(6,064)	$15,959

Goodwill	$26,130	$3,910	$—	$30,040

Total assets	$53,839	$7,536	$145,614	$206,989

NOTE 3 – SHARE-BASED COMPENSATION

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of incentive and non-qualified stock options and restricted stock. Up until June 17, 2008, when the Company’s stockholders approved the 2008 Equity Compensation Plan (the “2008 Plan”), the Company granted stock options from the Second Amended and Restated 1999 Equity Compensation Plan (the “1999 Plan”). Under both the 2008 Plan and the 1999 Plan, the Compensation Committee of the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2008 Plan is to advance the interests of the Company by providing eligible participants in the 2008 Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of the Company’s stockholders. The 2008 Plan is intended to accomplish these goals by enabling the Company to grant awards in the form of stock options, stock appreciation rights, restricted or unrestricted stock, restricted or unrestricted stock units, performance awards, any other awards that are convertible into or otherwise based on the Company’s common stock, or cash awards.

Restricted Stock

In April 2007, the Company awarded 200,000 shares of restricted common stock to certain executive officers. The awards have an eight-year term and only vest if, at any point during the term of the award, the closing price of the Company’s stock is at or above the following specific thresholds for ninety consecutive days; $44.00—25% of award shares vest; $50.00—33% of award shares vest; $56.00—remaining 42% of award shares vest. Once the specific threshold has been satisfied, the applicable percentage of award shares vest as follows; one-third upon satisfying the incremental threshold; one-third on the first anniversary of satisfying the incremental threshold; and the remaining one-third on the second anniversary of satisfying the incremental threshold. The awards also vest on a change in control provided certain conditions are met. The Company valued the awards using a Monte Carlo simulation model that used the following assumptions: volatility factor—61.8% based on a weighted average of historical stock price volatility and implied volatility in market traded options; risk-free interest rate—4.73% on U.S. Treasury constant maturity issues having remaining terms similar to the expected term of the awards; and the dividend yield is 0%. The weighted average grant date fair value was $35.59 and the weighted average expected time to vest as of grant date was 2.37 years.

In April 2008, the restricted stock award agreements were amended to provide for vesting of 40,000 shares as follows: 10,000 shares upon the earlier of (i) the date on which the $44 threshold is satisfied; or (ii) April 30, 2009; 13,200 shares upon the earlier of (i) the date on which the $50 threshold is satisfied; or (ii) April 30, 2009; and 16,800 shares upon the earlier of (i) the date on which the $56 threshold is satisfied; or (ii) April 30, 2009. The incremental share-based compensation expense related to the modification was not material.

In August 2008, a restricted stock award agreement for 25,000 shares was amended pursuant to the terms of a Severance and General Release Agreement (the “Agreement”) for one of the executive officers. The Agreement provided for post-termination vesting of 5,000 shares on April 30, 2009. Approximately $158,000 of compensation expense was recorded related to the modification and approximately $307,000 of previously recognized compensation expense was reversed.

Share-based compensation expense for the three and nine months ended September 30, 2008 included approximately $526,000 and $2,287,000, respectively, related to the restricted stock awards; and for the three and nine months ended September 30, 2007 included approximately $890,000 and $1,506,000, respectively, related to these awards. Additionally, as of September 30, 2008, there was approximately $1.9 million of unrecognized compensation costs, adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately one year, related to non-vested restricted stock awards. No restricted stock award shares were vested as of September 30, 2008.

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

The following table provides the fair value of the stock options granted during the three and nine-month periods ended September 30, 2008 and 2007 using the Black-Scholes option pricing model together with a description of the assumptions used to calculate the fair value. Options exercisable into 20,000 and 687,500 shares, respectively, were granted during the three and nine months ended September 30, 2008, and options exercisable into 5,000 and 422,500 shares, respectively, were granted during the three and nine months ended September 30, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average fair value	$19.40	$21.55	$25.54	$27.90
Expected volatility	55.8%	60.4%	58.0%	58.1%
Weighted average risk free rate	3.3%	4.0%	2.9%	4.9%
Expected lives	4.75 years	4.75 years	4.99 years	4.75 years
Expected dividend yield	0%	0%	0%	0%

The share-based compensation expense for stock options and restricted stock awards recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Income Statement Classifications
Cost of revenue:
Online publishing	$312	$571	$1,450	$1,421
Print publishing and licensing	41	40	123	120
Other expenses:
Sales	604	487	1,624	861
Marketing	189	198	589	440
Product development	267	243	821	564
General and administrative	2,029	2,073	5,989	4,420

Total	$3,442	$3,612	$10,596	$7,826

Pursuant to the income tax provisions of SFAS No. 123R, the Company follows the “long-haul method” of computing its hypothetical additional paid-in capital, or APIC, pool. As of September 30, 2008, there was approximately $24.3 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, which will be recognized over a weighted average period of approximately 3.18 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The total fair value of stock options that vested during the three and nine months ended September 30, 2008 and 2007 was approximately $1.7 million and $4.9 million, and $3.1 million and $8.0 million, respectively.

General Stock Option Information

The following table sets forth the summary of option activity under the Company’s stock option plans for the nine months ended September 30, 2008:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2007	2,384,684	$0.85 to $47.47	$19.61
Granted	687,500	$38.90 to $53.68	$49.04
Exercised	(78,697)	$0.85 to $38.43	$20.40
Forfeited	(30,723)	$14.96 to $53.68	$35.66
Expired	—	—	—

Balance, September 30, 2008	2,962,764	$0.85 to $53.68	$26.24	$44,875,000

The total intrinsic value of stock options exercised during the nine months ended September 30, 2008, was approximately $1,806,000. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the stock options. The aggregate intrinsic value of stock options outstanding as of September 30, 2008 is calculated as the difference between the market value at September 30, 2008 ($38.91) and the exercise price of the stock options.

Additional information with respect to outstanding stock options as of September 30, 2008, was as follows:

	Options Outstanding		Options Exercisable
Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Average Exercise Price	Aggregate Intrinsic Value
$0.85 to $8.46	827,373	2.83	827,373	$7.42
$10.01 to $13.32	409,535	2.99	407,242	$10.69
$14.96 to $18.44	147,134	3.46	117,005	$18.20
$26.98 to $32.75	363,835	4.97	131,479	$29.79
$35.75 to $40.36	423,387	5.26	192,266	$37.00
$40.42 to $53.68	791,500	6.06	73,041	$42.50

	2,962,764	4.36	1,748,406	$15.31	$41,535,000

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

There were no unrecognized tax benefits as of January 1, 2007, and there have been no material changes in unrecognized tax benefits through September 30, 2008.

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

There are no accruals for the payment of interest and penalties at September 30, 2008. The Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Stock Repurchase Plan

In April 2008, the Company’s board of directors approved a stock repurchase plan (the “Repurchase Plan”). According to the terms of the Repurchase Plan, the Company may repurchase up to $50 million of its outstanding common stock. Stock repurchases under the Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using the Company’s working capital. The timing and amount of specific repurchases are subject to the requirements of the Securities and Exchange Commission, market conditions, alternative uses of capital and other factors. The Repurchase Plan does not obligate the Company to acquire any particular amount of shares and the Repurchase Plan may be limited or terminated at any time without prior notice. Shares of stock repurchased under the Repurchase Plan will be cancelled. As of September 30, 2008, 165,000 shares were purchased for an average price of $26.57 under the Repurchase Plan and were subsequently retired.

Legal Proceedings

On July 20, 2007, BanxCorp, a privately held company located in White Plains, New York, filed a complaint against the Company in the United States District Court for the District of New Jersey. The complaint alleged that the Company has engaged in a plan of misconduct that has unreasonably restrained trade and substantially lessened competition in the marketplace, thereby monopolizing trade and commerce. BanxCorp alleged that the Company has engaged in predatory pricing, vendor lock-in, exclusionary product and distribution bundling and tie-in arrangements, anticompetitive acquisitions and market division agreements.

The action brought by the complaint is for unspecified equitable and monetary relief under the Sherman and Clayton Acts, including treble damages, and under state statutes, including the New Jersey Antitrust Act.

On October 19, 2007, the Company filed a motion to dismiss the complaint for failure to state a claim upon which relief could be granted. On July 7, 2008, the Court issued an opinion in which it found that the complaint failed to state claims under the Sherman Act, but denied the motion to dismiss and directed the plaintiff to file an amended complaint providing greater detail regarding the Sherman Act claims and certain other claims. On August 21, 2008, the plaintiff filed its first amended complaint. In the First Amended Complaint, the plaintiff added new causes of action under the Sherman Act. The Company moved to dismiss the First Amended Complaint. While that motion was pending, on October 31, 2008 the plaintiff filed its Second Amended Complaint, in which it alleges violations of the Sherman Act, the Clayton Act, and New Jersey State antitrust laws. The Company believes that the allegations in the Second Amended Complaint are without merit, intends to vigorously defend against them, and intends to move for dismissal of the Second Amended Complaint.

Because the outcome of the suit is uncertain at this time, the Company cannot estimate the amount of loss, if any, that could result from an adverse resolution of this matter.

NOTE 6 – ACQUISITIONS

The following recently completed acquisitions affect the comparability of the Company’s results of operations for the three and nine-month periods ended September 30, 2008 to the comparable periods in 2007 since the results of operations of these acquired companies are not included in those periods. As of September 30, 2008, no amounts have been paid related to the potential cash earn-out payments.

On September 23, 2008, the Company completed the acquisition of certain assets and liabilities of Blackshore Properties, Inc. (“Blackshore”), a California corporation, for $12.4 million in cash with an additional $2.5 million in potential cash earn-out payments based on achieving certain performance metrics over the next twelve months. The principal asset of Blackshore was its web site, Bankaholic.com (“Bankaholic”), which offers consumers rate and product information as well as research tools on a variety of financial products including mortgage loans and lender information, certificates of deposit, money market accounts, savings accounts, credit cards, insurance quotes and college savings plans. The Company paid $11.9 million in cash on September 23, 2008, and $500,000 in cash was placed in escrow to satisfy certain indemnification obligations of Blackshore and its sole shareholder. The purchase price was paid with cash on hand. The acquisition was accounted for as a purchase and the results of operations of Bankaholic are included in the Company’s consolidated results from the acquisition date. The Company estimated the fair value of identified assets acquired in the third quarter and will complete those estimates in the fourth quarter. Approximately $12.4 million is expected to be recorded as intangible assets. The Company made this acquisition to expand the product lines offered in its online publishing business.

On September 5, 2008, the Company completed the acquisition of certain assets and liabilities of LinkSpectrum Co., a North Carolina corporation, for $34.1 million in cash with an additional $10 million in potential cash earn-out payments based on achieving certain financial performance metrics over the next two years. The principal asset of LinkSpectrum Co. was its web site, CreditCardGuide.com (“CCG”), which offers consumers the ability to shop, compare and apply for credit cards online. The Company paid $30.9 million in cash on September 5, 2008, and $3.2 million in cash was placed in escrow to satisfy certain indemnification obligations of LinkSpectrum Co. and its sole shareholder. The purchase price was paid with cash on hand. The acquisition was accounted for as a purchase and the results of operations of CCG are included in the Company’s consolidated results from the acquisition date. No goodwill was recorded as the excess cost over the value of assets acquired was equal to the fair value of identified intangible assets. Approximately $32.2 million was recorded as intangible assets consisting of Internet domain name—$31.1 million; customer relationships—$900,000; and non-compete agreement—$200,000. The Company made this acquisition to expand the product lines offered in its online publishing business.

On February 5, 2008, the Company completed the acquisition of certain assets and liabilities of InsureMe, Inc., a Colorado corporation (“InsureMe”), for $65 million in cash with an additional $20 million in potential cash earn-out payments based on achieving certain performance metrics over the next two years. InsureMe, based in Englewood, Colorado, operates a web site and a network of hundreds of affiliates that offer consumers competitive insurance rates for auto, home, life, health and long-term care. The Company paid $58.5 million in cash on February 5, 2008, and $6.5 million in cash was placed in escrow to satisfy certain indemnification obligations of InsureMe and its shareholders. The purchase price was paid with cash on hand. The acquisition was accounted for as a purchase and the results of operations of InsureMe are included in the Company’s consolidated results from the acquisition date. The Company recorded approximately $40.9 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. The Company expects goodwill to be amortizable and deductible for income tax purposes. Approximately $24.1 million was recorded as intangible assets consisting of customer and agent relationships—$16.9 million; developed technology—$4.6 million; affiliated network—$1.9 million; non-compete agreements—$590,000; and Internet domain name—$130,000. The Company made this acquisition to expand the product lines offered in its online publishing business.

Also on February 5, 2008, the Company acquired certain assets and liabilities of Lower Fees, Inc., a California corporation d/b/a Fee Disclosure (“Fee Disclosure”), for $2.85 million in cash and an additional amount in potential cash earn-out payments based on the achievement of certain financial performance metrics over the next five years. Fee Disclosure, based in Westlake Village, California, has developed a patent pending online portal to create an open marketplace to break down complicated vendor fees associated with the mortgage process. Fee Disclosure empowers consumers with comprehensive information to make informed real estate decisions and reduce their real estate and mortgage transaction costs. The purchase price was paid with cash on hand. The acquisition was accounted for as a purchase and the results of operations of Fee Disclosure are included in the Company’s consolidated results from the acquisition date. Approximately $635,000 in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. The Company expects goodwill to be amortizable and deductible for income tax purposes. Approximately $2.2 million was recorded as intangible assets consisting of customer relationships—$1.1 million; developed technology—$1.0 million; and Internet domain name—$130,000. The Company made this acquisition to compliment its online publishing business.

The following unaudited pro forma data summarizes the results of operations for the periods presented as if the acquisitions of InsureMe, Fee Disclosure, CCG and Bankaholic had been completed on January 1, 2007. The pro forma data give effect to the actual operating results of these acquired operations prior to the acquisitions and adjustments to interest income, intangibles and income taxes. These pro forma amounts are not intended to be indicative of the results that would have been actually reported if the acquisitions had occurred on January 1, 2007, or that may be reported in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except share and per share data)	2008	2007	2008	2007
Total revenue	$45,566	$41,981	$135,241	$115,376

Income from operations	$11,460	$7,226	$31,121	$19,132

Net income	$6,852	$4,544	$18,697	$11,786

Basic and diluted earnings per share:
Basic	$0.36	$0.25	$0.99	$0.64
Diluted	$0.36	$0.24	$0.96	$0.62
Weighted average common shares outstanding:
Basic	18,807,840	18,424,428	18,865,018	18,334,190
Diluted	19,091,963	19,249,130	19,545,793	19,146,545

The Company determined the fair value of the intangibles and the resulting goodwill in the purchase price allocations for the acquisitions. These valuations principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. Certain of these purchase price allocations are preliminary and tentative and subject to final adjustments in accordance with the related asset purchase agreements. Purchase price allocations for business combinations accounted for under the purchase method of accounting in 2008 were as follows:

(In thousands)
Furniture, fixtures and equipment	$224
Indentifiable intangible assets:
Goodwill	41,552
Customer relationships	14,348
Agent relationships	4,900
Developed technologies	5,600
Internet domain names	43,340
Non-compete agreements	862
Affiliated networks	1,900
Accounts receivable and other assets acquired	4,057
Accounts payable, accrued expenses and other liabilities assumed	(3,081)

Cash used in business acquisitions, net of cash acquired	$113,702

The weighted average amortization periods for intangible assets recorded in the InsureMe, Fee Disclosure, CCG and Bankaholic acquisitions are as follows:

Years
Customer relationships	10.3
Internet domain names	17.0
Agent/vendor relationships	5.0
Developed technologies	5.0
Non-compete agreements	4.5
Affiliated networks	3.0
Total	13.3

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY

Overview

Bankrate, Inc. and its subsidiaries (the “Company”, “Bankrate,” “we”, “us,” “our”) own and operate an Internet-based consumer banking and personal finance network (“Online Network”) including Bankrate.com, Interest.com, Bankaholic.com, Mortgage-calc.com, CreditCardGuide.com, Nationwidecardservices.com, creditcardsearchengine.com, Savingforcollege.com, Feedisclosure.com, Insureme.com, and Bankrate.com.cn (China). Each of these businesses helps consumers make better informed decisions about their personal finance matters by offering a suite of products and services. Our flagship brand, Bankrate.com, is a destination site of personal finance channels including banking, investing, taxes, debt management and college finance. Bankrate.com is one of the web’s leading aggregators of rates and other information on more than 300 financial products, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans, online banking fees, insurance products, college finance and other financial products. Through our recent acquisitions in the fourth quarter of 2007 and first and third quarters of 2008, we also market a comprehensive line of consumer and business credit cards; we offer consumers competitive insurance rates for auto, home life, health and long-term care; we maintain an open marketplace to break down complicated vendor fees associated the mortgage loan process, empowering consumers with comprehensive information to make informed decisions and reduce their real estate and mortgage transaction costs; and we offer editorial listings and other products that assist consumers and financial professionals learn more about options for college financing. Additionally, we provide financial applications and information to a network of online distribution partners and national, regional and local publications. Our Online Network also includes operations of Bankrate Select, our mortgage loan lead generator partnership.

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

We believe that an important component of our success has resulted from being recognized as the leader in providing fully researched, comprehensive, independent, objective financial content and data. As a result, we continue to maximize distribution of our research to gain brand recognition as a research authority. We continue to build greater brand awareness of our Online Network and to reach a greater number of online users. Bankrate.com had nearly 53 million unique visitors for the year ended December 31, 2006, nearly 60 million unique visitors for the year ended December 31, 2007, and nearly 55 million unique visitors in the nine months ended September 30, 2008 according to Omniture, a web analytics tool.

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

Our most common graphic advertisement sizes are leader boards (728 x 90 pixels) and banners (486 x 60 pixels), which are prominently displayed at the top or bottom of a page, skyscrapers (160 x 600 or 120 x 600 pixels), islands (250 x 250 pixels), and posters (330 x 275 pixels). Posters are oversized advertisements that contain more information than traditional banner advertisements. These advertisements are sold according to the cost-per-thousand impressions (“CPM”) the advertiser receives, and in fixed-billed campaigns. With the planned launch of the new re-designed web site in the fourth quarter of 2008, we plan to accommodate additional advertisement configurations including video. The new re-designed web site will also provide dynamic page reformatting to help optimize the monetization of the site. These advertisements can be targeted to specific areas of our Online Network or on a general rotation basis. In addition, we offer product specific issues that are available for single sponsorships. Rates for product special issues are based on expected impression levels and additional content requirements. Advertising rates may vary depending upon the product areas targeted (home equity has a higher CPM than auto), geo-targeting (a premium for targeting advertisements to a specific state), the quantity of advertisements purchased by an advertiser, and the length of time an advertiser runs an advertisement on our Online Network.

We also generate revenue through the sale of leads in the mortgage, credit card and insurance channels. Through Bankrate Select and FastFind, Nationwide Card Services, CreditCardGuide.com and InsureMe, we sell leads to mortgage lenders and brokers, to credit card issuers, and to insurance agents, respectively. In the mortgage and insurance categories, we receive revenue on a cost-per-lead (“CPL”) basis, while credit card issuers pay us on a per approved application basis. Leads are generated through the various affiliate networks, via co-brands, and through display advertisements.

The key drivers of our business include the content we produce, the number of in-market consumers visiting our Online Network, the number of page views they generate, and the demand of our Online Network advertisers. Since 2001, the number of advertisers on our web sites has grown steadily. Annual unique visitors and page views have grown from approximately 40 million and 237 million, respectively, in 2001, to almost 60 million and 554 million, respectively, in 2007. Page views for the quarter ended September 30, 2008 were 160.1 million compared to 144.2 million for the same period in 2007; and were 522.4 million for the nine months ended September 30, 2008 compared to 423.5 million for the same period in 2007.

Our gross margin as a percentage of revenue averaged 75% from 2002 to 2005. Our gross margin percentage decreased for the year ended December 31, 2006 to 69%, due to the inclusion of the results of FastFind, MMIS and Interest.com, which we acquired in the fourth quarter of 2005, and increased to 73% for the year ended December 31, 2007. The newspaper rate table business gross margin percentage has averaged 11% over the last two years, and we expect margins for this business to be in the 6% to 10% range for fiscal 2008. As online publishing revenue continued to grow as a percentage of total revenue, our overall gross margin percentage expanded. Through the end of 2007, online revenue represented 88% of total revenue and 98% of gross margin dollars, compared to 80% of total revenue and 97% of gross margin dollars for the year ended December 31, 2006. For the nine months ended September 30, 2008, online revenue represented 95% of total revenue and 99% of gross margin dollars. With the addition of Nationwide Card Services (“NCS”), and InsureMe, Inc. (“InsureMe”), whose “affiliate driven” business models operate at significantly lower gross margins than our online publishing business, our gross margin declined to 60% for the nine months ended September 30, 2008. We believe we can improve NCS’s and InsureMe’s gross margins by driving Bankrate traffic to these products, through our advertising efforts, our content sharing and other products. Additionally, we expect further margin improvement as we integrate the

CreditCardGuide.com and Bankaholic acquisitions through reductions in affiliate and revenue sharing expenses. Our gross margin was favorably impacted in the third quarter of 2008 by a 12.2 million, or 8%, increase in page views from the second quarter, as well as from increases in click volume and revenue per click (see Results of Operations – Online Publishing Revenue below). We expect our online publishing revenue to continue to grow and command a larger percentage of revenue in the future while print publishing and licensing revenue remains flat or decreases.

We have steadily reduced operating expenses as a percentage of total revenue from 54% in 2004, to 44% in 2007, and to 38% in the third quarter of 2008, down from 40% in the second quarter of 2008 due to a sequential increase in online revenue (see Results of Operations – Online Publishing Revenue below). We generated approximately $34.7 million in cash from operations in the first nine months of 2008 and our cash balance was $41.2 million as of September 30, 2008 after spending an aggregate of approximately $144.1 million for acquisitions in the fourth quarter of 2007 and first and third quarters of 2008.

Operating Expenses as a Percentage of Total Revenue

(In thousands)	Q3 08	Q2 08	Q1 08	2007	2006	2005	2004	2003
Total revenue	$44,033	$40,193	$42,463	$95,592	$79,650	$49,049	$39,204	$36,621
Operating expenses	16,607	16,038	15,195	42,099	40,749	21,993	21,130	19,301
Operating expenses as a percentage of total revenue	38%	40%	36%	44%	51%	45%	54%	53%

Significant Developments

The acquisitions described below affect the comparability of our results of operations for the three and nine-month periods ended September 30, 2008 to the comparable periods in 2007 since the results of operations of these acquired companies are not included in those periods. As of September 30, 2008, no amounts have been paid related to the potential cash earn-out payments.

On September 23, 2008, we completed the acquisition of certain assets and liabilities of Blackshore Properties, Inc. (“Blackshore”), a California corporation, for $12.4 million in cash with an additional $2.5 million in potential cash earn-out payments based on achieving certain performance metrics over the next twelve months. The principal asset of Blackshore is its web site, Bankaholic.com (“Bankaholic”), which offers consumers rate and product information as well as research tools on a variety of financial products including mortgage loans and lender information, certificates of deposit, money market accounts, savings accounts, credit cards, insurance quotes and college savings plans. We paid $11.9 million in cash on September 23, 2008, and $500,000 in cash was placed in escrow to satisfy certain indemnification obligations of the Blackshore shareholder. The purchase price was paid with cash on hand. The acquisition was accounted for as a purchase and the results of operations of Bankaholic are included in our consolidated results from the acquisition date. We will estimate the fair value of identified assets acquired in the fourth quarter. Approximately $12.4 million is expected to be recorded as intangible assets. This acquisition was made to expand the product lines offered in the online publishing business.

On September 5, 2008, we completed the acquisition of certain assets and liabilities of LinkSpectrum Co., a North Carolina corporation, for $34.1 million in cash with an additional $10 million in potential cash earn-out payments based on achieving certain financial performance metrics over the next two years. The principal asset of LinkSpectrum Co. is its web site, CreditCardGuide.com (“CCG”), which offers consumers the ability to shop, compare and apply for credit cards online. We paid $30.9 million in cash on September 5, 2008, and $3.2 million in cash was placed in escrow to satisfy certain indemnification obligations of the LinkSpectrum Co. shareholder. The purchase price was paid with cash on hand. The acquisition was accounted for as a purchase and the results of operations of CCG are included in our consolidated results from the acquisition date. No goodwill was recorded as the excess cost over the value of assets acquired was equal to the fair value of identified intangible assets. Approximately $32.2 million was recorded as intangible assets consisting of Internet domain name—$31.1 million; customer relationships—$900,000; and non-compete agreement—$200,000. This acquisition was made to expand the product lines offered in the online publishing business.

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

Also on February 5, 2008, we acquired certain assets and liabilities of Lower Fees, Inc., a California corporation d/b/a “Fee Disclosure” (“Fee Disclosure”), for $2.85 million in cash and an additional amount in potential cash earn-out payments based on the achievement of certain financial performance metrics over the next five years. Fee Disclosure, based in Westlake Village, California, has developed a patent pending online portal to create an open marketplace to break down complicated vendor fees associated with the mortgage process. Fee Disclosure empowers consumers with comprehensive information to make informed real estate decisions and reduce their real estate and mortgage transaction costs. We paid $2.85 million on February 5, 2008 utilizing cash on hand. The acquisition was accounted for as a purchase and the results of operations of Fee Disclosure for the period from February 1, 2008 to March 31, 2008 are included in our condensed consolidated financial statements. Approximately $635,000 in goodwill was recorded by us, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed.

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

The acquisitions described above affect the comparability of our results of operations for the three and nine-month periods ended September 30, 2008 to the comparable periods in 2007 since the results of operations of these acquired companies are not included in those periods.

In April 2008, we launched the Bankrate China web site (Bankrate.com.cn). Bankrate China provides Chinese consumers with the same type of financial education programs that Bankrate.com provides to the United States consumer with our financial basics, guides, calculators, product comparisons, and rate information. To date, no material revenues have been generated by Bankrate China.

Business Environment Challenges

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system in the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Current market turmoil and tightening of credit have led to an increased level of consumer and commercial delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has, in some cases, adversely affected the financial services industry. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on our customers, which may have a negative impact on our revenues and profitability in a variety of ways, including but not limited to the following:

•

Consolidation of our banking customers can impact our net revenues due to the tiered pricing structure of most customer agreements, which typically offer lower pricing as higher business volumes are achieved.

•

Consolidation of and the financial challenges confronting our customers can increase the bargaining power of our customers during new and renewal contract negotiations which may lower our net revenues.

•	Our customers may decrease advertising, thereby reducing our net revenues.

•	Tightening of credit availability can impact our revenues by limiting the need to advertise for loan and deposit products.

See Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion of these and other risks facing our business.

Legal Proceedings

BanxCorp Litigation

On July 20, 2007, BanxCorp, a privately held company located in White Plains, New York, filed a complaint against us in the United States District Court for the District of New Jersey. The complaint alleged that we had engaged in a plan of misconduct that has unreasonably restrained trade and substantially lessened competition in the marketplace, thereby monopolizing trade and commerce. BanxCorp alleged that we had engaged in predatory pricing, vendor lock-in, exclusionary product and distribution bundling and tie-in arrangements, anticompetitive acquisitions and market division agreements.

The action brought by the complaint is for unspecified equitable and monetary relief under the Sherman and Clayton Acts, including treble damages, and under state statutes, including the New Jersey Antitrust Act.

On October 19, 2007, we filed a motion to dismiss the complaint for failure to state a claim upon which relief could be granted. On July 7, 2008, the Court issued an opinion in which it found that the complaint failed to state claims under the Sherman Act, but denied the motion to dismiss and directed the plaintiff to file an amended complaint providing greater detail regarding the Sherman Act claims and certain other claims. On August 21, 2008, the plaintiff filed its first amended complaint. In the First Amended Complaint, the plaintiff added new causes of action under the Sherman Act. We moved to dismiss the First Amended Complaint. While that motion was pending, on October 31, 2008 the plaintiff filed its Second Amended Complaint, in which it alleges violations of the Sherman Act, the Clayton Act, and New Jersey State antitrust laws. We believe that the allegations in the Second Amended Complaint are without merit, intend to vigorously defend against them, and intend to move for dismissal of the Second Amended Complaint.

Because the outcome of the suit is uncertain at this time, we cannot estimate the amount of loss, if any, that could result from an adverse resolution of this matter.

ACCOUNTING POLICIES

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable, share-based compensation, useful lives of intangible assets and intangible asset impairment, goodwill impairment, and acquisition accounting, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. There have been no significant changes in our critical accounting policies or estimates during the nine months ended September 30, 2008 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Results of Operations

Revenue

Total Revenue

(In thousands)	Q3 08	Q2 08	Q1 08	Q4 07	Q3 07	Q2 07	Q1 07
Online publishing	$41,946	$37,814	$40,005	$22,779	$21,624	$20,240	$19,052
Print publishing and licensing	2,087	2,379	2,458	2,453	3,229	3,039	3,176

	$44,033	$40,193	$42,463	$25,232	$24,853	$23,279	$22,228

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

Quarterly Online Publishing Revenue

(In thousands)	Q3 08	Q2 08	Q1 08	Q4 07	Q3 07	Q2 07	Q1 07
Graphic ads and lead generation	$27,838	$27,139	$26,445	$12,503	$11,747	$12,040	$10,472
Hyperlinks	14,108	10,675	13,560	10,276	9,877	8,200	8,580

	$41,946	$37,814	$40,005	$22,779	$21,624	$20,240	$19,052

Online publishing revenue of $41,946,000 for the three months ended September 30, 2008 was approximately $20,322,000, or 94%, higher than the $21,624,000 reported for the same period in 2007. This increase was due to a $16,091,000, or 137%, increase in graphic ad and lead generation revenue, and a $4,231,000, or 43%, increase in hyperlink revenue.

Page views for the quarter ended September 30, 2008 were 160.1 million and were 15.9 million, or 11%, higher than the 144.2 million reported in the same period in 2007.

The 137% increase in graphic ad and lead generation revenue during the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 was driven by an increase in advertiser demand for our Bankrate Select lead generation products, and the new credit card and insurance products revenue acquired in the fourth quarter 2007, and our first quarter and third quarter 2008 acquisitions, offset by a decline in graphic ad network revenue. The graphic ad revenue decline was a result of the global problems in the banking and financial sectors which directly impacted display advertising volumes from several of our largest financial advertisers. While it is difficult to determine if the display advertising environment will further deteriorate, we believe we can drive more traffic to higher-value areas of our Online Network, including search results and lead generation, to offset the declines in display advertising.

The increase in hyperlink revenue of 43% for the quarter ended September 30, 2008 compared to the same period in 2007 was driven by a 25% increase in revenue per click as well as a 14% increase in the total amount of clicks processed.

Online publishing revenue of $119,765,000 for the nine months ended September 30, 2008 was approximately $58,849,000, or 97%, higher than the $60,916,000 reported for the same period in 2007. This increase was due to a $47,162,000, or 138%, increase in graphic ad and lead generation revenue, and an $11,687,000, or 44%, increase in hyperlink revenue.

Page views for the nine months ended September 30, 2008 were 522.4 million and were 98.9 million, or 23%, higher than the 423.5 million reported in the same period in 2007.

The 138% increase in graphic ad and lead generation revenue during the nine months ended September 30, 2008 was driven by an increase in advertiser demand for our Bankrate Select lead generation products, and the new credit card and insurance products revenue acquired in the fourth quarter 2007, and our first and third quarter 2008 acquisitions, offset by a decline in graphic ad network revenue. The graphic ad revenue decline was a result of the global problems in the banking and financial sectors which directly impacted display advertising volumes from several of our largest financial advertisers. While it is difficult to determine if the display advertising environment will further deteriorate, we believe we can drive more traffic to higher-value areas of our Online Network, including search results and lead generation, to offset the declines in display advertising.

The 44% increase in hyperlink revenue for the nine months ended September 30, 2008 compared to the same period in 2007 was driven by a 22% increase in revenue per click as well as an 18% increase in the total amount of clicks processed.

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

Page Views

(Millions)

	2008	2007	2006	2005	2004	2003
Q1	214.4	143.2	124.2	111.0	117.2	106.7
Q2	147.9	136.1	116.0	113.8	92.6	121.8
Q3	160.1	144.2	126.6	107.8	92.0	100.3
Q4		131.0	120.6	97.6	91.3	75.8

Year		554.5	487.4	430.2	393.1	404.6

Print Publishing and Licensing Revenue

Print publishing and licensing revenue represents advertising revenue from the sale of advertising in the Mortgage Guide and Deposit and CD Guide (formerly called Consumer Mortgage Guide) rate tables, newsletter subscriptions, and licensing of research information. We charge a commission for placement of the Mortgage Guide and Deposit and CD Guides in a print publication. Advertising revenue and commission income is recognized when the Mortgage Guide and Deposit and CD Guides run in the publication. Revenue from our newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period.

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

Quarterly Print Publishing and Licensing Revenue

(In thousands)	Q3 08	Q2 08	Q1 08	Q4 07	Q3 07	Q2 07	Q1 07
Mortgage and Deposit Guides	$1,992	$2,283	$2,364	$2,348	$2,824	$2,906	$2,864
Editorial	95	96	94	105	405	133	312

	$2,087	$2,379	$2,458	$2,453	$3,229	$3,039	$3,176

Print publishing and licensing revenue for the quarter ended September 30, 2008 was down $1,142,000, or 35%, compared to the same period in 2007, primarily due to an $832,000, or 29%, decline in Mortgage and Deposit Guide revenue due to lower advertising units in 2008 compared to 2007, and approximately $25,000 lower editorial sales revenue. Additionally, we sold $285,000 in FSIs in the third quarter of 2007. We expect quarterly print publishing and licensing revenue to decline for the remainder of 2008.

Print publishing and licensing revenue for the nine months ended September 30, 2008 was down $2,520,000, or 27%, compared to the same period in 2007, primarily due to a $1,955,000, or 23%, decline in Mortgage and Deposit Guide revenue due to lower advertising units in 2008 compared to 2007, and approximately $105,000 lower editorial sales revenue. Additionally, we sold $460,000 in FSIs in the nine months ended September 30 of 2007 compared to $0 in the same period in 2008.

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

Online Publishing Gross Margin

(In thousands)	Q3 08	Q2 08	Q1 08	Q4 07	Q3 07	Q2 07	Q1 07
Online publishing revenue	$41,946	$37,814	$40,005	$22,779	$21,624	$20,240	$19,052
Cost of online publishing revenue	15,311	15,147	14,098	5,816	3,142	3,049	3,142

Gross margin	$26,635	$22,667	$25,907	$16,963	$18,482	$17,191	$15,910

Gross margin as a percentage of revenue	63%	60%	65%	74%	85%	85%	84%

Online publishing costs for the three months ended September 30, 2008 were approximately $12.2 million, or 387%, higher than in the same period in 2007. Approximately $12.6 million of this increase relates to cost of revenue for our new credit card and insurance acquisitions (InsureMe incurred $2.9 million in affiliate payments, $3.7 million in lead acquisition costs, and $136,000 in human resource and other costs. NCS incurred $5.8 million in affiliate payments). The remainder of the increase was due primarily to $342,000 higher revenue sharing payments to distribution partners consistent with higher levels of revenue; offset by $504,000 lower cost allocations and other infrastructure costs; and $259,000 lower share-based compensation expense. Our online gross margin for the three months ended September 30, 2008 was 63% compared to 85% for the same period in 2007 due primarily to the addition of NCS and InsureMe, whose “affiliate driven” business models operate at significantly lower gross margins. Online publishing revenue was 95% of total revenue and represented just under 100% of gross margin during the quarter ended September 30, 2008. We believe we can improve NCS’s and InsureMe’s business margins by driving Bankrate traffic to these products, through our advertising efforts, our content sharing and other products. The CCG acquisition will significantly reduce affiliate costs for NCS. We expect our online publishing revenue to continue to grow and command a larger percentage of revenue in the future.

Online publishing costs for the nine months ended September 30, 2008 were approximately $35.2 million, or 377%, higher than in the same period in 2007. Approximately $34.4 million of this increase relates to cost of revenue for our new credit card and insurance acquisitions (InsureMe incurred $8.2 million in affiliate payments, $8.2 million in lead acquisition costs, and $345,000 in human resource and other costs. NCS incurred $17.2 million in affiliate payments, and $443,000 in human resource and other costs). The remainder of the increase was due primarily to $1.6 million higher revenue sharing payments to distribution partners consistent with higher levels of revenue; $199,000 higher share-based compensation expense; and $1 million lower net other infrastructure costs. Our online gross margin for the nine months ended September 30, 2008 was 63% compared to 85% for the same period in 2007 due primarily to the addition of NCS and InsureMe, whose business models operate at significantly lower gross margins. Online publishing revenue was 95% of total revenue and represented 99% of gross margin during the nine months ended September 30, 2008.

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

Print Publishing and Licensing Gross Margin

(In thousands)	Q3 08	Q2 08	Q1 08	Q4 07	Q3 07	Q2 07	Q1 07
Print publishing & licensing revenue	$2,087	$2,379	$2,458	$2,453	$3,229	$3,039	$3,176
Cost of print publishing & licensing revenue	1,975	2,212	2,308	2,283	2,873	2,713	2,828

Gross margin	$112	$167	$150	$170	$356	$326	$348

Gross margin as a percentage of revenue	5%	7%	6%	7%	11%	11%	11%

Print publishing and licensing costs for the quarter ended September 30, 2008 of $1,975,000 decreased by approximately $898,000, or 31%, from the comparable amount reported in the third quarter of 2007 due to a $748,000 decline in revenue sharing payments in line with the decrease in revenue; $235,000 lower advertising and printing costs associated with the Q3 07 FSI; and $85,000 higher payroll and other infrastructure costs.

Print publishing and licensing costs for the nine months ended September 30, 2008 of $6,495,000 decreased by approximately $1,919,000, or 23%, from the comparable amount reported in the same period in 2007 due to an $1,580,000 decline in revenue sharing payments in line with the decrease in revenue; $307,000 lower advertising and printing costs associated with the Q1 07 and Q3 07 FSIs; and $32,000 lower other infrastructure costs.

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, allocated overhead, and share-based compensation expense.

Sales costs for the three months ended September 30, 2008 were $2,508,000, and were approximately $735,000, or 41%, higher than the comparable amount reported in the third quarter of 2007. The increase is due primarily to $470,000 of sales expenses related to the acquisitions; $116,000 higher share-based compensation expense; $89,000 related to the Bankrate annual sales conference; $71,000 lower sales commissions; and $131,000 higher other infrastructure costs.

Sales costs for the nine months ended September 30, 2008 were $6,793,000, and were approximately $2,093,000, or 45%, higher than the comparable amount reported in the same period in 2007. The increase is due primarily to $1,269,000 of sales expenses related to the acquisitions; $762,000 higher share-based compensation expense; $229,000 higher human resource costs from additional hires; $89,000 related to the Bankrate annual sales conference; $249,000 in lower sales commissions and $7,000 lower other infrastructure costs.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs, and share-based compensation expense.

Marketing costs for the three months ended September 30, 2008 were $3,448,000 and were $1,162,000, or 51%, higher than the comparable amount reported in the same period in 2007. We invested approximately $203,000 more to drive traffic to our Online Network in the third quarter of 2008 compared to the same period in 2007 and we will continue to increase our key word campaigns as we more efficiently monetize the resulting traffic across our Online Network. Other marketing costs in our insurance and credit card acquisitions were $882,000; $64,000 in higher media production costs; and all other infrastructure costs were a net $13,000 higher.

Marketing costs for the nine months ended September 30, 2008 were $9,391,000 and were $3,528,000, or 60%, higher than the comparable amount reported in the same period in 2007. We invested approximately $772,000 more to drive traffic to our Online Network in the first nine months of 2008 compared to the same period in 2007 and we will continue to increase our key word campaigns as we more efficiently monetize the resulting traffic across our Online Network. Other marketing costs in our insurance and credit card acquisitions were $2.3 million; $266,000 in higher media production costs; share-based compensation expense was $150,000 higher in the first nine months of 2008 compared to the same period in 2007; and all other infrastructure costs were a net $40,000 higher.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development, other technology costs and share-based compensation expense. Product development costs for the three months ended September 30, 2008 were $440,000, or 36%, higher than the comparable amount reported in the third quarter of 2007 due primarily to $509,000 of expenses related to the acquisitions; $172,000 lower outside contract labor costs; $24,000 higher share-based compensation expense; $22,000 higher costs associated with web analytics tools; and a net $57,000 higher cost allocations and other infrastructure expenses.

Product development costs for the nine months ended September 30, 2008 were $1,921,000, or 58%, higher than the comparable amount reported in the same period in 2007 due primarily to $1,463,000 of expenses related to the acquisitions; $257,000 higher share-based compensation expense; $171,000 higher costs associated with web analytics tools; $121,000 lower outside contract labor costs; and a net $151,000 higher cost allocations and other infrastructure expenses.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead, other general corporate expenses and share-based compensation expense. In the third quarter of 2008, these costs were $901,000, or 16% higher than the comparable amount reported in the third quarter of 2007 due primarily to $1,163,000 of costs related to the acquisitions; $268,000 higher payroll and related costs; $177,000 higher legal and accounting fees; $63,000 higher bad debt expense; expenses associated with Bankrate China of $40,000; and $53,000 higher other costs and expenses; offset by $601,000 lower incentive compensation plan expense.

General and administrative costs for the first nine months of 2008 were $5,167,000, or 35% higher than the comparable amount reported in the same period in 2007 due primarily to $3,225,000 of costs related to the acquisitions; higher share-based compensation expense of $1,569,000; higher human resource and related payroll costs of $529,000; expenses associated with Bankrate China of $336,000; $124,000 higher information technology infrastructure costs; $691,000 lower incentive plan compensation expense; and $75,000 net higher other costs and expenses.

Depreciation and Amortization

Depreciation and amortization expense for the three and nine months ended September 30, 2008 was higher than the amounts reported in the comparable periods in 2007 due to the amortization of intangible assets related to our fourth quarter 2007 and first and third quarter 2008 acquisitions.

Interest Income

Interest income consists of income generated from invested cash and cash equivalents. Interest income for the three and nine months ended September 30, 2008 was lower than the amounts reported in the comparable periods in 2007 due to declines in interest rates and lower cash balances during the periods due to the cash payments made for our fourth quarter 2007 and first and third quarter 2008 acquisitions.

Income Taxes

The changes in our effective tax rates in the three and nine months ended September 30, 2008 compared to the same periods in 2007 was primarily due to the impact of incentive stock options for which a tax benefit is not realized until there is a disqualifying disposition.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	September 30, 2008	December 31, 2007	Change
Cash and cash equivalents	$41,215	$125,058	$(83,843)
Working capital	54,649	139,437	(84,788)
Stockholders’ equity	242,481	217,266	25,215

Our principal ongoing source of operating liquidity is the cash generated by our product revenue. In addition, as of September 30, 2008, we remain liquid due to our secondary offering in May 2006 whereby we completed the sale of 2,697,776 shares of our common stock, of which 2,005,991 shares were sold by us and 691,785 shares were sold by certain of our existing stockholders, at a price of $48.25 per share resulting in net proceeds to us of approximately $92.4 million.

We consider all highly liquid debt instruments purchased with an original maturity of less than three months to be cash equivalents. The carrying value of these investments approximates fair value. Since August 2007, and as of September 30, 2008, we were not invested in any investment grade auction rate securities, and we do not contemplate investing in these securities in the future.

As of September 30, 2008, we had working capital of $54.7 million and our primary commitments were approximately $9.6 million in operating lease payments over the next ten years, and capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $13.5 million through September 30, 2009. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, we acquired two companies in September 2008, two companies in February 2008, and two companies in December 2007, for which we made immediate cash payments of approximately $144.1 million. In addition, there are potential cash earn-out payments of over $41.5 million in the aggregate over the next five years based on the businesses acquired achieving certain financial performance metrics. Goodwill increased by approximately $41.7 million from December 31, 2007 to September 30, 2008 due to amounts recorded for the CreditCardGuide.com and Bankaholic acquisitions, the InsureMe and Fee Disclosure acquisitions, and adjustments to the amounts recorded for the NCS and SFC acquisitions.

We assess acquisition opportunities as they arise. Financing in excess of the proceeds from our May 2006 offering and our cash generated by operations may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities may arise, or that any such acquisitions may be consummated. Additional financing may not be available on satisfactory terms when required.

In April 2008, our board of directors approved a stock repurchase plan (the “Repurchase Plan”). According to the terms of the Repurchase Plan, we may repurchase up to $50 million of our outstanding common stock. Stock repurchases under the Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using our working capital. The timing and amount of specific repurchases are subject to the requirements of the Securities and Exchange Commission, market conditions, alternative uses of capital and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of shares and the Repurchase Plan may be limited or terminated at any time without prior notice. Shares of stock repurchased under the Repurchase Plan will be cancelled. As of September 30, 2008, 165,000 shares were purchased for an average price of $26.57 under the Repurchase Plan and were subsequently retired.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of September 30, 2008.

Payments Due

(In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations (1)	$8,493	$1,593	$2,130	$1,762	$3,008
Purchase obligations (2)	1,208	583	625	—	—

	$9,701	$2,176	$2,755	$1,762	$3,008

(1)	Includes our obligations under existing operating leases.

(2)	Represents base contract amounts for Internet hosting, co-location, content distribution and other infrastructure costs.

During the nine months ended September 30, 2008, we generated $34.7 million of net cash from operating activities. Our net income of $17.0 million was adjusted for the impact of share-based compensation expense of $10.6 million; depreciation and amortization of $6.5 million; bad debt expense of $886,000; excess tax benefits from share-based compensation of $452,000; and a net positive change in the components of operating assets and liabilities of $228,000. Of this positive change in operating assets and liabilities, $731,000 resulted from a decrease in accounts receivable; $137,000 resulted from an increase in prepaid expenses and other assets (primarily due to a decrease in prepaid income taxes); $913,000 resulted from a decrease in accounts payable and accrued expenses (decline in incentive plan accrual and the timing of operating accruals); $175,000 resulted from an increase in other liabilities; and $372,000 resulted from an increase in deferred revenue.

Cash used in investing activities includes $114.9 million of cash used for our second and third quarter acquisitions, and $1.3 million in purchases of furniture, fixtures, equipment and software.

Cash used in financing activities includes $4.4 million in cash used to repurchase 165,000 shares of our common stock, $1.6 million in proceeds from the exercise of employee and director stock options, and $452,000 in excess tax benefits related to stock options.

Our existing cash and cash equivalents may decline in the event of further weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Also, while we currently have no committed lines of credit, we believe that our banking relationships and good credit should afford us the opportunity to raise sufficient debt in the banking or public markets, if required.

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

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of September 30, 2008, all of our cash equivalents mature in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal as we do not have any revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting (as defined in Rule 13-a-15(f) under the Securities Exchange Act of 1934). There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 5 – Commitments and Contingencies in the Condensed Consolidated Financial Statements for litigation and regulatory disclosure that supplements the disclosure in our 2007 Annual Report on Form 10-K.

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

The following table presents information related to repurchases of our common stock made by us and our affiliated purchasers during the three months ended September 30, 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
July 1 - 31, 2008	175,000	$26.51	165,000	$45,615,000

*	In April 2008, our board of directors approved a stock repurchase plan (the “Repurchase Plan”). According to the terms of the Repurchase Plan, we may repurchase up to $50 million of our outstanding common stock. Stock repurchases under the Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using our working capital. The timing and amount of specific repurchases are subject to the requirements of the Securities and Exchange Commission, market conditions, alternative uses of capital and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of shares and the Repurchase Plan may be limited or terminated at any time without prior notice. Shares of stock repurchased under the Repurchase Plan will be cancelled. See Note 5 in Notes to Condensed Consolidated Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits

2.1	Asset Purchase Agreement, effective as of September 1, 2008 by and among the Registrant, LinkSpectrum Co., and Rafael David – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K (filed September 11, 2008) (No. 0-25681). (The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

2.2	Asset Purchase Agreement, effective as of September 23, 2008 by and among the Registrant, Blackshore Properties, Inc., and Johns Wu. (The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

31.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Dated: November 10, 2008	By:	/s/ EDWARD J. DIMARIA
Edward J. DiMaria
Senior Vice President and Chief Financial Officer
(Mr. DiMaria is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)