Form 10-K
period 2008-12-31
BANKRATE INC
filed 2009-03-13
CIK 1080866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company”, in Rule 12b-2 of the Exchange Act.    ☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer    ☐  (Do not check if a smaller reporting company)    ☐  Smaller reporting company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the price at which the Common Stock was last sold on June 30, 2008 as reported by the NASDAQ Global Select Market was approximately $557,756,000. As of February 27, 2009, the registrant had outstanding 18,816,986 shares of Common Stock.

Documents Incorporated By Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 17, 2009, are incorporated by reference in Part III.

Introductory Note

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, as well as:

•	the willingness of our advertisers to advertise on our web sites;

•	interest rate volatility and our ability to manage the fluctuations in the demand for our advertisements;

•	our ability to develop and maintain a strong brand;

•	our ability to establish and maintain distribution arrangements;

•	our ability to integrate the business and operations of companies that we have acquired, and those we may acquire in the future;

•	our ability to realize expected benefits, including synergies, of companies that we have acquired, and those that we may acquire in the future;

•	our ability to maintain the confidence of our advertisers by detecting click-through fraud and unscrupulous advertisers;

•	the effects of unexpected liabilities we assume from our acquisitions;

•	the effects of expanding our operations internationally;

•	the impact of lawsuits to which we are a party;

•	the ability of consumers to access our Online Network through non-PC devices;

•	increased competition and its effect on our web site traffic, advertising rates, margins, and market share;

•	our ability to manage traffic on our web sites and service interruptions;

•	our ability to protect our intellectual property;

•	the effects of facing liability for content on our web sites;

•	the concentration of ownership of our common stock;

•	the fluctuations of our results of operations from period to period;

•	the accuracy of our financial statement estimates and assumptions;

•	our ability to adapt to technological changes;

•	the impact of legislative or regulatory changes affecting our business;

•	changes in consumer spending and saving habits;

•	changes in accounting principles, policies, practices or guidelines;

•	the effect of provisions in our Articles of Incorporation, Bylaws and certain laws on change-in-control transactions;

•	effect of changes in the stock market and other capital markets;

•	the strength of the United States economy in general;

•	changes in monetary and fiscal policies of the United States Government;

•	other risks described from time to time in our filings with the Securities and Exchange Commission; and

•	our ability to manage the risks involved in the foregoing.

Other factors besides those referenced could adversely affect our results and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Annual Report. We do not undertake to update any forward-looking statement, except as required by law.

PART I

Item 1.	Business

Overview

Bankrate, Inc. and its subsidiaries (the “Company,” “Bankrate,” “we,” “us,” “our”) operate a traditional media business on the Internet. Bankrate.com, our flagship Web site, is one of the leading web sites for personal financial information and advice according to comScore Media Metrix. Bankrate.com had nearly 53 million unique visitors for the year ended December 31, 2006, nearly 60 million unique visitors for the year ended December 31, 2007, and nearly 72 million unique visitors for the year ended December 31, 2008 according to Omniture, a web analytics tool.

Since 2007, we have strategically broadened and diversified our product, content and consumer offerings through acquisitions and development activities. We now:

•	Expanded financial applications and information to a network of online distribution partners and national, regional and local publications;

•	Offer online visitors competitive insurance rates for auto, home life, health and long-term care;

•	Market a comprehensive line of consumer and business credit cards;

•

Maintain an open marketplace to break down complicated vendor fees associated the mortgage loan process, empowering consumers with comprehensive information to make informed decisions and reduce their real estate and mortgage transaction costs; and

•	Offer editorial listings and other products that assist consumers and financial professionals learn more about options for college financing;

•	Launched our Bankrate China web site offering Chinese consumers with similar types of financial education programs that Bankrate.com provides.

As a result of these acquisitions, our entire Internet-based consumer banking and personal finance network (“Online Network”) includes Bankrate.com, Interest.com, Bankaholic.com, Mortgage-calc.com, CreditCardGuide.com, Nationwidecardservices.com, creditcardsearchengine.com, Savingforcollege.com, Feedisclosure.com, Insureme.com, and Bankrate.com.cn (China).

In addition to our Online Network, we also produce traditional print products, including the Mortgage Guide and the CD & Deposit Guide, as well as three newsletters. We also syndicate our original editorial content to major print publications such as The Wall Street Journal, The New York Times, USA Today and others.

Our Growth

Bankrate was founded approximately 30 years ago as a print publisher of the newsletter Bank Rate Monitor. From 1976 through 1996, our principal business was the publication of print newsletters, the syndication of unbiased editorial bank and credit product research to newspapers and magazines and advertising sales of the Mortgage Guide and the CD & Deposit Guide, a newspaper-advertising table consisting of product and rate information from local mortgage companies and financial institutions. The company that we operate today was incorporated in the State of Florida in 1993.

In 1996, we began our online operations by placing our editorially unbiased research on our web site, Bankrate.com. By offering our information online, we created new revenue opportunities through the sale of graphical and hyperlink advertising associated with our rate and yield tables. Over the following decade, we implemented a strategy to concentrate on building our online operations, and have added to and complimented these operations through acquisitions.

We now regularly survey more than 4,800 financial institutions in more than 575 markets in all 50 states to compile current, objective, and unbiased information. Because we have developed a reputation of providing current, objective, and unbiased information, hundreds of print and online partner publications have come to depend on us as their trusted source for financial rates and information.

As part of our strategic expansion, several developments have occurred since January 1, 2008. First, on February 5, 2008, we acquired certain assets and liabilities of InsureMe, Inc. (“InsureMe”) for $65 million in cash with an additional $20 million in potential cash earn-out payments ($10 million paid in February 2009 related to the year ended December 31, 2008) based on achieving certain performance metrics over the next two years. InsureMe, based in Englewood, Colorado, operates a web site and has a relationship with a network of hundreds of affiliates that offer consumers competitive insurance rates for auto, home, life, health and long-term care. InsureMe sells consumer leads to insurance providers who in turn provide consumers quotes for a variety of consumer insurance products.

Second, also on February 5, 2008, we acquired certain assets and liabilities of Lower Fees, Inc. (“Fee Disclosure”) for $2.85 million in cash and an additional amount in cash in potential earn-out payments based on the achievement of certain financial performance metrics over the next five years. Fee Disclosure, based in Westlake Village, California, developed a patent pending online portal to create an open marketplace to break down complicated vendor fees associated with the mortgage closing process. Fee Disclosure empowers consumers with comprehensive information to make informed real estate decisions and reduce their real estate and mortgage transaction costs. The operations of this acquisition have been under development in 2008 and will require additional development in 2009. We believe that the acquisition will begin to make a revenue contribution in late 2009 or early 2010. See Item 3. Legal Proceedings for a discussion of a legal matter concerning this acquisition.

Third, in April 2008, we launched our Bankrate China web site (Bankrate.com.cn). Bankrate China provides Chinese consumers with similar types of financial education programs that Bankrate.com provides to the domestic consumer with our financial basics, guides, calculators, product comparisons and rate information. To date, no material revenue has been generated by Bankrate China nor do we anticipate a material revenue contribution in 2009.

Fourth, on September 5, 2008, we completed the acquisition of certain assets and liabilities of LinkSpectrum Co., a North Carolina corporation, for $34.1 million in cash with an additional $10 million in potential cash earn-out payments based on achieving certain financial performance metrics over the next two years. The principal asset of LinkSpectrum Co. was its web site, CreditCardGuide.com (“CCG”), which offers online users the ability to shop, compare and apply for credit cards online. We paid $30.9 million in cash on September 5, 2008, and $3.2 million in cash was placed in escrow to satisfy certain indemnification obligations of LinkSpectrum Co. and its sole shareholder.

Fifth, on September 23, 2008, we completed the acquisition of certain assets and liabilities of Blackshore Properties, Inc. (“Blackshore”), a California corporation, for $12.4 million in cash with an additional $2.5 million in potential cash earn-out payments based on achieving certain performance metrics over the next twelve months. The principal asset of Blackshore was its web site, Bankaholic.com (“Bankaholic”), which offers online users rate and product information as well as research tools on a variety of financial products including mortgage loans and lender information, certificates of deposit, money market accounts, savings accounts, credit cards, insurance quotes and college savings plans. We paid $11.9 million in cash on September 23, 2008, and $500,000 in cash was placed in escrow to satisfy certain indemnification obligations of Blackshore and its sole shareholder.

Our Success

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

Our efforts during the past several years have been focused on developing Bankrate.com into a leading destination web site for consumer banking and personal finance information. Key drivers of our business include the content we produce, the number of in-market consumers visiting our Online Network, the page views they generate, and the demand of our Online Network advertisers. Since 2001, the number of advertisers on our web sites has grown steadily. Annual unique visitors and page views have grown from approximately 40 million and 237 million in 2001, to almost 72 million and 687 million in 2008, respectively.

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

Our 2009 Outlook

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system in the past year, and that trend appears to be continuing into 2009. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Current market turmoil and tightening of credit have led to an increased level of consumer and commercial delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has, in some cases, adversely affected the financial services industry. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on our advertisers and our online users, which may have a negative impact on our revenues and profitability in a variety of ways, including but not limited to the following:

•

Consolidation of and the financial challenges confronting our advertisers can increase the bargaining power of our advertisers during new and renewal contract negotiations which may lower our net revenues.

•	Our advertisers may decrease advertising, thereby reducing our net revenues.

•	Tightening of credit availability can impact our revenues by limiting the need to advertise for loan and deposit products.

With the backdrop of the severe global economic crisis, in 2009, we are focusing on:

•	Integrating our recent acquisitions to maximize synergies and efficiencies.

•	Optimizing the revenue of our cost per thousand impressions (“CPMs”) and cost per clicks (“CPCs”) on our Online Network including the integration of the new acquisitions.

•	Completing the successful launch of our web site re-design.

•	Expanding our co-brand and affiliate footprint.

•	Increasing advertising for our CD & Deposit Guide rate tables.

•	Broadening the breadth and depth of the personal finance content and products that we offer on our Online Network.

•	Containing our cost and expenses.

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

According to a 2007 Federal Reserve survey:

	Transaction Accounts	CDs	Stock Holdings	Home- Secured Debt	Installment Loans	Credit Card Balances	Any Debt
% of American Families that have:	92.1	16.1	51.1	48.7	46.9	46.1	77.0

We believe the majority of financial information available on the Internet is oriented toward investment advice and providing business news and stock market information, rather than personal and consumer finance information, advice and interest rate data. Our efforts are targeted to fulfill the slightly less competitive, but equally important demand for consumer banking and personal finance information. As a result, we believe we can maintain a loyal base of online users comprised of targeted audiences that are attractive to our advertisers.

We have seen increased interest in our primary niches—mortgages, automobile loans, home equity loans, CD/savings accounts, credit cards, college savings plans, and insurance products. Our ability to provide a platform for frictionless communication between consumers and businesses has not changed. We believe that we are well-positioned to benefit from growth in the Internet personal finance advertising market.

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

•

Remaining a leadership brand in consumer personal finance data and content: We plan to extend our U.S. leadership position in online comparative research for consumer mortgage and deposit products into additional vertical markets we cover such as college savings, insurance and credit cards. The recent acquisitions are initial components towards achieving this goal.

•

Continuing growth through partnering with top web sites: Our partner network provides our Online Network with a steady stream of visitors, with little to no up-front payment risk to us. As substantially all of these agreements are revenue-sharing, we only pay our partners a percentage of the revenue earned. We will continue to expand the breadth and depth of our product distribution offerings and services to consumers by distribution of our newer products and content across our partner network.

How We Generate Revenue

We generate revenue through advertising sales, lead generation, distribution arrangements, and traditional media avenues such as syndication of editorial content and subscriptions. We operate in one industry segment.

Advertising Sales

Our sales team sells online and offline advertising to national, regional, and local advertisers. Our sales team focuses on several categories of the financial industry: lending (mortgage, home equity and auto loans), banking (CDs, MMAs and credit cards) and general personal finance (college loans, taxes, insurance and retirement), as well as other consumer oriented products, such as credit cards and insurance products. We have three sales regions with offices in each region: East (New York City), Midwest (Chicago), and West (San Francisco and Orange County). Each salesperson is responsible for a designated geographic region of the United States. They are paid based on their individual performance within their territory.

Our sales team is responsible for selling all of our products including graphic advertising on our Online Network, hyperlink listings on the Bankrate rate tables, and rate table listings in the Mortgage and CD & Deposit Guides. We believe this approach enhances the value for advertisers and direct marketers by (1) alleviating the need to purchase advertising from numerous vendors, (2) providing advertisers and direct marketers the opportunity to optimize their marketing dollars among four different products, and (3) offering integrated marketing packages that meet the strategic needs of our advertisers. Advertisers and direct marketers can enhance the effectiveness of their campaigns by customizing advertising delivery on our Online Network within a particular content channel, geographically, or across an entire network.

We sell advertising to local advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country. No advertiser represents more than 5% of our graphic advertising or hyperlink listing revenue. We believe Bankrate.com is attractive to both the larger advertisers such as Capital One, GMAC, HSBC and others attracted to a high quality, in market audience, as well as hundreds of smaller local advertisers who can compete with the larger advertiser on our detailed rate research tables through competitive rates or service.

For the years ended December 31, 2008, 2007, and 2006, the percentage of total revenue generated by graphic advertising and lead generation was 64%, 49% and 47%, respectively. For the years ended December 31, 2008, 2007 and 2006, the percentage of total revenue generated by hyperlink advertising was 31%, 39% and 34%, respectively.

Graphic Advertising

Our most common graphic advertisement sizes are leader boards (728 x 90 pixels) and banners (486 x 60 pixels), which are prominently displayed at the top or bottom of a page, skyscrapers (160 x 600 or 120 x 600 pixels), islands (250 x 250 pixels), and posters (330 x 275 pixels). These advertisements are sold according to the cost-per-thousand impressions (“CPM”) the advertiser receives, and in fixed-billed campaigns. With the planned launch of the new re-designed web site in the second quarter of 2009, we plan to accommodate additional advertisement configurations, including video. The new re-designed web site will also provide dynamic page reformatting to help optimize the monetization of the site. These advertisements can be targeted to specific areas of our Online Network or on a general rotation basis. In addition, we offer product specific topics that are available for single sponsorships. Rates for product special topics are based on expected impression levels and additional content requirements. Advertising rates may vary depending upon the product areas targeted (home equity has a higher CPM than auto), geo-targeting (a premium for targeting advertisements to a specific state), the quantity of advertisements purchased by an advertiser, and the length of time an advertiser runs an advertisement on our Online Network.

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

We typically sell our hyperlink listing on a CPC pricing model, where advertisers pay Bankrate a specific, pre-determined cost each time a consumer clicks on that advertiser’s hyperlink or phone icon (usually found under the advertiser’s name in the rate table listings). All clicks are screened for fraudulent characteristics by an independent third party vendor and then charged to the advertiser’s account.

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

Lead Generation

We sell leads to advertisers, lenders, insurance companies, brokers, credit card issuers, financial institutions and other customers. The method we use to monetize this revenue opportunity varies depending on the products and customers, between cost per lead and cost per approved application. In general, we have found that the most effective means for monetizing this business is cost per approved application as a result of the quality consumers on Bankrate.com and the associated high conversion rates. We anticipate growing our lead generation business in insurance, credit cards, lending, college savings, retirement and other products with more comprehensive content and site functionality, additional consumer traffic as well as the acquisitions which provide Bankrate with the monetization platforms to process Bankrate.com traffic.

In early 2007, we re-launched our mortgage lead generation business as Bankrate Select. In doing so we focused on access to a well established lender network, which we believe better and more fully monetizes the leads we generate.

Print Advertising

We continue to produce traditional print products to drive revenue and absorb part of the cost of producing research and original editorial content. Additionally, we believe that our print publishing activities contribute to greater exposure, branding opportunities for and drives traffic to our Online Network. We sell advertising for our print publications as follows:

•

Mortgage Guide: We generate revenue through the sale of mortgage rate and product listings in approximately 500 newspapers across the United States with combined daily circulation in excess of 40 million copies. We enter into agreements with the newspapers for blocks of print space, which is in turn sold to mortgage lenders and we share the revenue with the newspapers on a percentage basis.

•

CD & Deposit Guide: We generate revenue through the sale of deposit rate and product listings in 34 newspapers across the United States with combined daily circulation of more than 13 million copies. We enter into agreements with the newspapers for blocks of print space. This print space is then sold to financial institutions and we share a percentage of the revenue with the newspapers on a percentage basis.

•

Free Standing Inserts: We occasionally create a free standing publication with our original editorial content that is inserted into a newspaper. We then sell sponsorship of the free standing publication to an advertiser.

For the fiscal years ended December 31, 2008, 2007, and 2006, the percentage of total revenue generated by Mortgage Guide and CD & Deposit Guide advertising was 5%, 11%, and 18%, respectively.

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

Traditional Media Activity

As discussed above, we continue to produce limited traditional print products to drive revenue and absorb part of the cost of producing research and original editorial content. Our main traditional print activity is as follows:

•

Syndication of Editorial Content and Research: We syndicate editorial research to more than 150 newspapers, which have a combined Sunday circulation of more than 40 million copies, and three national magazines with combined monthly circulation in excess of 3 million copies.

•

Newsletters: We publish three newsletters: 100 Highest Yields and Jumbo Flash Report, which target individual consumers, and Bank Rate Monitor, which targets an institutional audience. These newsletters provide bank deposit, loan and mortgage interest rate information with minimal editorial content. We recognize subscription revenue for the distribution of these newsletters.

How We Drive Traffic to Our Online Network

We believe that an important factor for us to drive traffic to our Online Network is our ability to provide fully researched, comprehensive, independent, objective financial content and data. Since we began publishing Bankrate Monitor in 1984 through today with our comprehensive Online Network, we have been recognized as a leading research authority in the financial industry. Thus, the creation of content is a key aspect of our business.

Financial Product Research

Our research staff tracks comparative information on more than 300 financial products and services, including checking accounts, consumer loans, lines of credit, mortgages, certificates of deposit, savings accounts, credit cards, money market accounts, insurance products, college savings products and other online accounts. We estimate that over 3 million items of data are gathered each day for approximately 575 markets across the United States from over 4,800 financial institutions. The information obtained includes not only interest rates and yields, but also related data such as lock periods, fees, points, and loan sizes for mortgages, and grace periods, late penalties, cash advance fees, cash advance annual percentage rates, annual percentage yields, minimum payments, and terms and conditions of credit cards. Once we compile our research, we include the information in searchable rate tables where consumers can compare financial products, free of charge.

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

Editorial Content

In addition to our research department, as of December 31, 2008, we maintained a content team of 24 editors, writers, researchers, technical producers and designers who create original content, research studies and decision tools. We also have relationships with more than 30 freelance journalists. Our reporters and editors have extensive media experience in newspaper, magazine, new media and/or broadcast with a combined average of 22 years experience in journalism. We believe the quality of our original content plays a critical role in attracting visitors to our Online Network and to our co-branded partners’ web sites.

Most of our content is original and produced internally. There is a very limited amount of third-party content, acquired under advertising revenue-sharing agreements or licenses, which allows us to incorporate relevant information on our web site that would otherwise require additional resources to produce. An example of this type of arrangement is the incorporation in Bankrate.com of currency conversion functionality from OANDA.com, a comprehensive provider of foreign exchange and currency trading information services.

Consumer Marketing

Our primary marketing expenditures are for key word cost-per-click advertising campaigns on Internet search engines. We actively conduct earned media public relations campaigns to promote our editorial content and personnel to the consumer and trade media. In 2008, Bankrate was referenced in over 11,700 media exposures. Bankrate spokespersons are routinely featured in newspapers, magazines and in broadcast media, and are promoted to and are featured as expert commentators on major broadcast and cable news programs and talk radio. Our spokespersons were featured in 203 television interviews, including CBS’s Evening News, Fox News Channel, Fox Business Network, MSNBC, CNBC, and CNN; over 1,000 print articles, including The New York Times, The Wall Street Journal and USA Today; and over 200 interviews on numerous talk radio broadcasts. Finally, we produce “The Bankrate.com Personal Finance Minute” which is distributed to Sirius XM satellite radio and selected terrestrial radio stations throughout the U.S.

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

Competition

We compete for advertising revenues across the broad category of personal finance information, both in traditional media such as newspapers, magazines, radio, and television, and in the rapidly growing market for online financial information. There are many competitors in our market segment. Our online and print competition includes the following:

•	Personal finance sections of general interest web sites such as Yahoo! Finance, AOL Money & Finance and MSN Money;

•	Personal finance destination sites such as The Motley Fool, MarketWatch, SmartMoney.com, Kiplinger.com, and CNNMoney.com;

•	E-commerce oriented sites that include banking and credit products such as LendingTree;

•	Lead aggregators such as LowerMyBills, Quinstreet, Adchemy and NexTag;

•

Rate listing web sites, such as Informa Research Services and Loans.com/CarsDirect; and in the credit card and insurance businesses we compete with firms such as CreditCards.com and Netquote.com, respectively; and

•	Keyword CPC advertising sites/networks such as Google, Yahoo! Search Marketing, and Ask.com.

Competition in the online publishing business is generally directed at growing users and revenue using marketing and promotion to increase traffic to web sites. We believe that our original content, focus and objective product information differentiate us from our competitors.

Seasonality

In terms of page views, we believe our Online Network’s quarterly page view volumes will continue to be relatively consistent quarter to quarter with the exception of the fourth quarter when we typically experience lower traffic volume due to the holiday season. The first quarter of 2008 was atypically high in page view volume due to favorable mortgage interest rates and re-finance activity. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of our traffic and page views.

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

Employees

As of February 27, 2009, we employed 285 people. We have never had a work stoppage and none of our employees is represented under collective bargaining agreements. We consider our employee relations to be favorable.

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

Risks Related to Our Business

Our Success Depends on Internet Advertising Revenue

We have historically, and we expect to continue, to derive the majority of our revenue through the sale of advertising space, financial product leads and hyperlinks on our Online Network. Any factors that limit the amount advertisers are willing to spend on advertising on our web sites could have an adverse effect on our business. These factors may include our ability to:

•	maintain a significant number of unique web site visitors and corresponding significant reach of Internet visitors;

•	compete with alternative advertising sources;

•	maintain a significant number of sellable impressions generated from web site visitors available to advertisers;

•	accurately measure the number and demographic characteristics of our visitors;

•	successfully sell and market our Online Network to our advertisers including mortgage loan, credit card and insurance product leads;

•	handle temporary high volume traffic spikes to our Online Network;

•	convince traditional media advertisers to advertise on our Online Network; and

•	increase traffic to our Online Network.

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

Deterioration in General Economic Conditions Has Caused and Could Cause Additional Decreases or Delays in Marketing Services Spending By Our Advertisers and Could Harm Our Ability to Sell Advertising, Which Would Adversely Affect Our Results of Operations.

Advertising expenditures tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive most of our revenues from selling advertising, the current deterioration in economic conditions has caused and could cause additional decreases in or delays in advertising spending and is likely to reduce our revenue and negatively impact our short term ability to grow our revenues. Further, any decreased collectability of accounts receivable or early termination of agreements due to the current deterioration in economic conditions could negatively impact our results of operations.

Difficult Market Conditions and Economic Trends Have Adversely Affected the Financial Services Industry and Our Business

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings.

The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has caused a substantial decrease in the demand for advertising financial products and services. We expect this decrease in demand to adversely affect our business, financial condition, results of operations and stock price.

We do not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on us and our advertisers.

Recent Legislative and Regulatory Initiatives to Address Difficult Market and Economic Conditions May Not Stabilize the U.S. Banking System

The recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) authorizes the United States Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.

The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In 2009, with the change in presidential administrations, additional changes have been announced, such as the creation of a Public-Private Investment Fund to purchase “toxic assets,” which are primarily mortgage-backed securities and nonperforming mortgage loans, from financial institutions. Further, a new capital injection plan has been unveiled accompanied with significantly more restrictions on the payment of executive compensation and dividends, and a prohibition on acquisitions. As of mid-February, many of the details have yet to be finalized on these new programs.

The purpose of all of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Current Levels of Market Volatility are Unprecedented

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.

Our Visitor Traffic is Impacted By Interest Rate Volatility

We provide interest rate information for mortgages and other loans, credit cards and a variety of deposit accounts. Visitor traffic to our web sites tends to increase with interest rate movements. Factors that have caused significant visitor fluctuations in the past have been Federal Reserve Board actions and general market conditions affecting home mortgage and deposit interest rates. Additionally, the level of traffic to our web sites can be dependent on interest rate levels as well as mortgage financing and refinancing activity. Accordingly, a slowdown in mortgage production volumes could have an adverse effect on our business. Conversely, a sudden, steep drop in interest rates could dramatically increase our page views such that we would be unable to sell sufficient advertisements to take full advantage of the spike in traffic.

We believe that as we continue to develop our web sites with broader personal finance topics, the percentage of overall traffic seeking mortgage and deposit information will remain stabilized at current levels. To accelerate the growth of traffic to our web sites, we are working with our syndication partners to provide timely content, and we are aggressively promoting all of our products.

Our Business Depends on a Strong Brand and Content, Thus We Will Not be Able to Attract Visitors and Advertisers if We Do Not Maintain and Develop Our Brands and Content

It is critical for us to maintain and develop our brands and Content so as to effectively expand our visitor base and our revenues. Our success in promoting and enhancing our brands, as well as our ability to remain relevant and competitive, depends on our success in offering high quality content, features and functionality. If we fail to promote our brands successfully or if visitors to our web sites or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting visitors and advertisers.

Risks Associated with Our Strategic Acquisitions Could Adversely Affect Our Business

We have acquired a number of companies in the past, and we expect to make additional acquisitions and strategic investments in the future. For example, in late 2005, we acquired FastFind and MMIS/Interest.com; in 2006 we acquired Mortgagecalc.com; in 2007 we acquired NCS and SFC; and in 2008 we acquired InsureMe, Fee Disclosure, CCG and Bankaholic. We will continue to consider acquisitions and joint ventures as a means of enhancing shareholder value. Our success in integrating our acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate the technical operations and personnel of the acquired companies, and achieve the expected financial results, synergies and other benefits from our acquisitions.

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

We Have Expanded Operations in China and May Possibly Expand to Other International Markets in Which We May Have Limited Experience

We expanded Bankrate branded online properties in China and plan to possibly expand to other international markets. We have developed a Bankrate web site written in Mandarin for the Chinese market. As we expand into international markets, we will have only limited experience in marketing and operating our products and services in those markets. Certain international markets may be slower than domestic markets in adopting the Internet as an advertising and commerce medium and so our operations in international markets may not develop at a rate that supports our level of investment. In addition, international consumers may not adopt the Internet for personal finance information at all or as quickly, as U.S. consumers.

Our Chinese Operations, as Well as Any Other International Operations We Commence, Are Subject to Increased Risks Which Could Harm Our Business, Operating Results and Financial Condition

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

We are also exposed to the risk that advertisers who advertise on our web site will advertise interest rates or other terms on a variety of financial products that they do not intend to honor. Such “bait and switch” activity encourages consumers to contact fraudulent advertisers over legitimate advertisers because the fraudulent advertisers claim to offer better interest rates or other terms.

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

We May Be Required to Record a Significant Charge to Earnings If Our Goodwill or Amortizable Intangible Assets Become Impaired

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include, among others, unanticipated competition, loss of key personnel, or a significant adverse change in the business environment, including a loss in the market value of our common stock We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This could adversely impact our results of operations. See Note 2 in Notes to Consolidated Financial Statements in Item 8 below for a discussion of the impairment charges we recorded in the fourth quarter of 2008.

Risks Related to Our Industry, the Internet and Our Technology Infrastructure

Our Markets Are Highly Competitive

We compete for Internet advertising revenues with the personal finance sections of general interest sites such as Yahoo! Finance, AOL Money & Finance, and MSN Money; personal finance destination sites such as The Motley Fool, MarketWatch, SmartMoney.com, Kiplinger.com, Bankingmyway.com and CNNMoney.com; e-commerce oriented sites that include banking and credit products such as LendingTree; lead aggregators such as LowerMyBills, Quinstreet, Adchemy and NexTag; print mortgage table sellers such as National Financial News Service; rate listing sites such as Realtor.com/Move.com, Informa Research Services and Loan.com/CarsDirect; and in the credit card and insurance businesses we compete with firms such as CreditCards.com and Netquote.com, respectively; and key word cost-per-click advertising sites/networks such as Google, Yahoo! Search Marketing and Ask.com. In addition, new competitors may enter this market as there are few barriers to entry. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Many competitors have complementary products or services that drive traffic to their web sites. Increased competition could result in lower web site traffic, advertising rate reductions, reduced margins or loss of market share, any of which would adversely affect our business.

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

Our web sites have in the past, and may in the future, experience slower response times or interruptions as a result of increased traffic or other reasons. These delays and interruptions resulting from failure to maintain Internet service connections to our site could frustrate visitors and reduce our future web site traffic, which could have a material adverse effect on our business.

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

We May Face Liability for, and May Be Subject to Claims Related to, Inaccurate Advertising Content Provided to Us

Much of the information on our web sites that is provided by advertisers and collected from third parties relates to the rates, costs and features for various loan, depository, personal credit and investment products offered by financial institutions, mortgage companies, investment companies, insurance companies and others participating in the consumer financial marketplace. We are exposed to the risk that some advertisers may provide us, or directly post on our web sites, (i) inaccurate information about their product rates, costs and features, or (ii) rates, costs and features that are not available to all consumers. This could cause consumers to lose confidence in the information provided by advertisers on our web sites, causing certain advertisers to become dissatisfied with our web sites, and result in lawsuits being filed against us. Our insurance may not adequately protect us against these types of lawsuits.

Future Government Regulation of the Internet is Uncertain and Subject to Change

As Internet commerce continues to evolve, increasing regulation by federal or state agencies or foreign governments may occur. Such regulation is likely in the areas of privacy, pricing, content and quality of products and services. Additionally, taxation of Internet use or electronic commerce transactions may be imposed. Any regulation imposing fees for Internet use or electronic commerce transactions could result in a decline in the use of the Internet, which could have a material adverse effect on our business.

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

Risks Related to Corporate Control and Our Stock Price

Our Ownership is Heavily Concentrated

At December 31, 2008, approximately 24% of our outstanding common stock was beneficially owned by our officers and directors, including Peter C. Morse, a director and our largest shareholder, who beneficially owned approximately 21% of our outstanding common stock. As a result, our officers and directors, if acting together, may be able to exercise significant influence over matters requiring shareholder approval, including the election of our directors and significant corporate transactions. This influence could be used to prevent or significantly delay another company or person from acquiring or merging with us, and could inhibit our liquidity and affect trading in our common stock.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2008 fiscal year and that remain unresolved.

Item 2.	Properties

Our principal administrative, sales, web operations, marketing and research functions are located in one leased facility in North Palm Beach, Florida. The lease is for approximately 20,900 square feet of office space and expires on April 30, 2016. We entered into this lease on November 3, 2005. The initial lease term is for 10 years with an option to renew for one additional 5-year term. In addition to our main office facility, we lease approximately 23,000 square feet of office space at various properties in the United States and 3,200 square feet in China. We use the properties for administration, sales, operations, and business development. The leases expire at various times.

We currently operate our Online Network and supporting systems on servers at secure third-party co-locations, including facilities in Atlanta, Georgia and Denver, Colorado. The third-party facilities and our infrastructure and network connectivity are monitored continuously, on a 24 hours a day, 365 days a year basis. Many of our critical properties and operations operate concurrently from multiple data centers. Multiple data centers are key to our business continuity strategy, providing recovery options if either data center should suffer a major outage. These facilities are powered continuously from multiple sources, including uninterruptible power supplies and emergency power generators. The facilities are connected to the Internet with redundant high-speed data lines. The systems at each data center are protected by a multi-layered security system including multiple firewalls at each data center. To provide maximum scalability, many of our high-traffic web pages are served from an independent content distribution network. Multi-node clusters or multiple load shared systems are used for key functions, including web serving and SQL databases. The vast majority of the information presented on our web sites, including back-end databases that provide the raw information, is stored and delivered via such multi-node or multi-system configurations from one or both of the co-location facilities.

All of our systems are controlled and updated remotely via encrypted virtual private network (“VPN”) links to our operating locations. The technical services team, based in North Palm Beach, Florida, extensively monitors all key systems, both internally and from a web perspective, using multiple locations and methodologies. This provides continuous real-time response capability should key systems or network connections fail. Some of the content on our web sites is prepared on systems located in secure server rooms, then transferred at scheduled intervals via the VPN to the systems at the co-location facilities. The North Palm Beach facility systems are also powered by uninterruptible power supply units, have multiple Internet connections, and backup generators. In the event that North Palm Beach or any other location is temporarily unavailable, temporary access is established from alternative locations to provide continuity for key operations and content updates.

We believe that all of our facilities are adequate and suitable for operations in the foreseeable future. However, we may undertake the expansion of certain facilities from time to time in the ordinary course of business.

See Note 6 in Notes to Consolidated Financial Statements in Item 8 below for more information about our leased facilities.

Item 3.	Legal Proceedings

On or about November 20, 2008, Lower Fees, Inc. filed in the Circuit Court in and for Palm Beach County, Florida a civil action against us and our Chief Executive Officer and our Chief Financial Officer. The complaint is designated as an “Amended Complaint,” even though a complaint had not been served on us previously. The one-count Amended Complaint alleges “fraud in the inducement” by the defendants in respect of us having entered into an asset purchase agreement with Lower Fees, Inc., dated February 5, 2008. Pursuant to that agreement, we purchased certain assets and assumed certain liabilities of Lower Fees, Inc., and made a cash payment in the amount specified in the agreement. The Amended Complaint is for unspecified monetary relief.

On December 15, 2008, we filed a motion to dismiss the Amended Complaint because we believe the allegations of the complaint are baseless and fail to state a cause of action. The court has set a hearing on the motion to dismiss for March 23, 2009. We believe that the allegations in the Amended Complaint are without merit and intend to vigorously defend against them.

Because the outcome of this suit is uncertain at this time, we cannot estimate the amount of loss, if any, that could result from an adverse resolution of this matter.

On July 20, 2007, BanxCorp, a privately held company located in White Plains, New York, filed a complaint against us in the United States District Court for the District of New Jersey. The complaint alleged that we engaged in a plan of misconduct that has unreasonably restrained trade and substantially lessened competition in the marketplace, thereby monopolizing trade and commerce. BanxCorp alleged that we engaged in predatory pricing, vendor lock-in, exclusionary product and distribution bundling and tie-in arrangements, anticompetitive acquisitions and market division agreements.

The action brought by the complaint is for unspecified equitable and monetary relief under the Sherman and Clayton Acts, including treble damages, and under state statutes, including the New Jersey Antitrust Act.

On October 19, 2007, we filed a motion to dismiss the complaint for failure to state a claim upon which relief could be granted. On July 7, 2008, the Court issued an opinion, in which it found that the complaint failed to state claims under the Sherman Act, but denied the motion to dismiss and directed the plaintiff to file an amended complaint providing greater detail regarding the Sherman Act claims and certain other claims. On August 21, 2008, the plaintiff filed its first amended complaint. In the First Amended Complaint, the plaintiff added new causes of action under the Sherman Act. We moved to dismiss the First Amended Complaint. While that motion was pending, on October 31, 2008 the plaintiff filed its Second Amended Complaint, in which it alleges violations of the Sherman Act, the Clayton Act, and New Jersey State antitrust laws. We believe that the allegations in the Second Amended Complaint are without merit, intend to vigorously defend against them, and in December 2008 moved to dismiss the Second Amended Complaint. That motion is currently pending.

Because the outcome of the suit is uncertain at this time, we cannot estimate the amount of loss, if any, that could result from an adverse resolution of this matter.

From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business. In accordance with U.S. generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies. We expense legal costs as incurred.

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

	HIGH	LOW
Year ended December 31, 2007
First quarter	$44.77	$32.94
Second quarter	50.69	33.91
Third quarter	51.96	36.21
Fourth quarter	53.05	35.92

Year ended December 31, 2008
First quarter	$56.85	$39.12
Second quarter	52.05	39.04
Third quarter	36.46	25.13
Fourth quarter	38.01	23.05

The number of stockholders of record of our common stock as of February 27, 2009, was approximately 8,865.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Stock Repurchase Plan

In April 2008, our board of directors approved a stock repurchase plan (the “Repurchase Plan”). According to the terms of the Repurchase Plan, we may repurchase up to $50 million of our outstanding common stock. Stock repurchases under the Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using our working capital. The timing and amount of specific repurchases are subject to the requirements of the Securities and Exchange Commission, market conditions, alternative uses of capital and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of shares and the Repurchase Plan may be limited or terminated at any time without prior notice. Shares of stock repurchased under the Repurchase Plan will be cancelled. As of December 31, 2008, 165,000 shares were purchased for an average price of $26.57 per share under the Repurchase Plan and were subsequently retired.

Stock Performance Graph

The following graph provides a comparison of the cumulative total stockholder return on our common stock for the period from December 31, 2003 through December 31, 2008, against the cumulative stockholder return during such period achieved by the NASDAQ Global Select Market Index for U.S. Companies (“Nasdaq US”) and the Hemscott Internet Information Providers Index (“Hemscott Group Index”). The graph assumes that $100 was invested on December 31, 2003 in our common stock and in each of the comparison indices, and assumes reinvestment of dividends. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

	Bankrate, Inc.	NASDAQ Market Index	Hemscott Group Index
December 31,
2003	$100	$100	$100
2004	112	108	146
2005	238	111	222
2006	307	122	217
2007	388	134	296
2008	307	79	135

Item 6.	Selected Financial Data

The selected financial data set forth below should be read in conjunction with the financial statements and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statements of income data for the years ended December 31, 2008 and 2007, and the balance sheet data as of December 31, 2008 and 2007, are derived from, and are qualified by reference to, the financial statements of Bankrate, Inc. included elsewhere in this Form 10-K, which financial statements have been audited by Grant Thornton LLP, independent registered public accounting firm. The audit report is included elsewhere in this Form 10-K. The statement of income data for the year ended December 31, 2006 is derived from, and is qualified by reference to, the financial statements of Bankrate, Inc. included elsewhere in this Form 10-K, which financial statements have been audited by KPMG LLP, independent registered public accounting firm. The audit report is included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2005 and 2004, and the balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from audited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
(In thousands except share and per share data)	2008 (A)	2007 (B)	2006 (C)	2005 (D)	2004
Statement of Income Data:
Revenue:
Online publishing	$158,053	$83,695	$63,971	$43,296	$33,942
Print publishing and licensing	8,802	11,897	15,679	5,753	5,262

Total revenue	166,855	95,592	79,650	49,049	39,204

Cost of revenue:
Online publishing	57,905	15,149	11,101	7,389	5,535
Print publishing and licensing	8,190	10,698	13,846	5,346	4,359

Total cost of revenue	66,095	25,847	24,947	12,735	9,894

Gross margin	100,760	69,745	54,703	36,314	29,310

Operating expenses:
Sales	9,097	6,384	5,055	3,684	4,187
Marketing	13,197	8,475	4,836	5,923	6,357
Product development	7,135	4,656	3,621	2,457	2,406
General and administrative	26,662	19,853	21,835	9,035	6,667
Impairment charges	2,433	—	—	—	—
Legal settlements	—	—	3,000	—	510
Severance charge	—	—	—	—	260
Depreciation and amortization	9,134	2,731	2,402	895	743

	67,658	42,099	40,749	21,994	21,130

Income from operations	33,102	27,646	13,954	14,320	8,180
Other income, net	1,562	6,688	2,961	933	410
Gain on insurance proceeds	—	—	—	221	—

Income before income taxes	34,664	34,334	16,915	15,474	8,590
Income tax (expense) benefit	(15,043)	(14,280)	(6,911)	(5,800)	4,766

Net income	$19,621	$20,054	$10,004	$9,674	$13,356

Basic and diluted net income per share:
Basic	$1.04	$1.09	$0.58	$0.61	$0.87

Diluted	$1.01	$1.04	$0.56	$0.57	$0.84

Weighted average common shares outstanding:
Basic	18,848,125	18,423,414	17,332,632	15,809,259	15,438,097
Diluted	19,498,209	19,356,039	17,845,754	16,922,218	15,975,382

	As of December 31,
(In thousands)	2008 (A)	2007 (B)	2006 (C)	2005 (D)	2004
Balance Sheet Data:
Cash and cash equivalents	$46,055	$125,058	$13,125	$3,480	$27,735
Short-term investments	—	—	96,800	—	—
Working capital	48,874	139,437	122,157	9,809	33,628
Intangible assets, net	83,347	27,485	14,441	11,652	—
Goodwill	101,856	43,720	30,039	30,035	—
Total assets	270,750	228,354	176,684	62,553	46,007
Total stockholders’ equity	248,430	217,266	170,155	52,853	42,334

(A)	Includes the acquired operations of Bankaholic.com, CreditCardGuide.com, InsureMe, Inc. and Lower Fees, Inc. from the respective dates of acquisition.
(B)	Includes the acquired operations of Nationwide Card Services, Inc., and Savingforcollege.com, LLC from the respective dates of acquisition.
(C)	Includes the acquired operations of East West Mortgage, Inc. (Mortgage-calc.com, Mortgagecalc.com, and Mortgagemath.com) from the respective date of acquisition.
(D)	Includes the acquired operations of Wescoco LLC, and Mortgage Market Information Services, Inc. and Interest.com from the date of acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The MD&A is divided into sections entitled “Executive Summary,” “Accounting Policies,” “Results of Operations,” “Quarterly Results of Operations,” “Liquidity and Capital Resources,” and “Off Balance Sheet Arrangements.” Information therein should help provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2008 compares to prior years.

EXECUTIVE SUMMARY

Overview

Bankrate, Inc. and its subsidiaries (the “Company,” “Bankrate,” “we,” “us,” “our”) operate a traditional media business on the Internet. Bankrate.com, our flagship web site, is one of the leading web sites for financial information and advice according to comScore Media Metrix. Bankrate.com had nearly 53 million unique visitors for the year ended December 31, 2006, nearly 60 million unique visitors for the year ended December 31, 2007, and nearly 72 million unique visitors for the year ended December 31, 2008 according to Omniture, a web analytics tool.

Since 2007, we have strategically broadened and diversified our product offerings through acquisitions. We now:

•	Market a comprehensive line of consumer and business credit cards;

•	Offer online visitors competitive insurance rates for auto, home life, health and long-term care;

•

Maintain an open marketplace to break down complicated vendor fees associated the mortgage loan process, empowering consumers with comprehensive information to make informed decisions and reduce their real estate and mortgage transaction costs;

•	Offer editorial listings and other products that assist consumers and financial professionals learn more about options for college financing;

•	Provide financial applications and information to a network of online distribution partners and national, regional and local publications; and

As a result of these acquisitions, our entire Internet-based consumer banking and personal finance network (“Online Network”) includes Bankrate.com, Interest.com, Bankaholic.com, Mortgage-calc.com, CreditCardGuide.com, Nationwidecardservices.com, creditcardsearchengine.com, Savingforcollege.com, Feedisclosure.com, Insureme.com, and Bankrate.com.cn (China).

In addition to our Online Network, we also produce traditional print products, including the Mortgage Guide and the CD & Deposit Guide, as well as three newsletters. We also syndicate our original editorial content to major print publications such as The Wall Street Journal, The New York Times, USA Today and others.

Our Growth

Bankrate was founded approximately 30 years ago as a print publisher of the newsletter Bank Rate Monitor. From 1976 through 1996, our principal business was the publication of print newsletters, the syndication of unbiased editorial bank and credit product research to newspapers and magazines and advertising sales of the Mortgage Guide and the CD & Deposit Guide, a newspaper-advertising table consisting of product and rate information from local mortgage companies and financial institutions. The company that we operate today was incorporated in the State of Florida in 1993.

In 1996, we began our online operations by placing our editorially unbiased research on our web site, Bankrate.com. By offering our information online, we created new revenue opportunities through the sale of graphical and hyperlink advertising associated with our rate and yield tables. Over the following decade, we implemented a strategy to concentrate on building our online operations, and have added to and complimented these operations through acquisitions.

We now regularly survey more than 4,800 financial institutions in more than 575 markets in all 50 states to compile current, objective, and unbiased information. Because we have developed a reputation of providing current, objective, and unbiased information, hundreds of print and online partner publications have come to depend on us as their trusted source for financial rates and information.

As part of our strategic expansion, several developments have occurred since January 1, 2008. First, on February 5, 2008, we acquired certain assets and liabilities of InsureMe, Inc. (“InsureMe”) for $65 million in cash with an additional $20 million in potential cash earn-out payments ($10 million paid in February 2009 related to the year ended December 31, 2008) based on achieving certain performance metrics over the next two years. InsureMe, based in Englewood, Colorado, operates a web site and has a relationship with a network of hundreds of affiliates that offer consumers competitive insurance rates for auto, home, life, health and long-term care. InsureMe sells consumer leads to insurance providers who in turn provide consumers quotes for a variety of consumer insurance products.

Second, also on February 5, 2008, we acquired certain assets and liabilities of Lower Fees, Inc. (“Fee Disclosure”) for $2.85 million in cash and an additional amount in cash in potential earn-out payments based on the achievement of certain financial performance metrics over the next five years. Fee Disclosure, based in Westlake Village, California, developed a patent pending online portal to create an open marketplace to break down complicated vendor fees associated with the mortgage closing process. Fee Disclosure empowers consumers with comprehensive information to make informed real estate decisions and reduce their real estate and mortgage transaction costs. The operations of this acquisition have been under development in 2008 and will require additional development in 2009. We believe that the acquisition will begin to make a revenue contribution in late 2009 or early 2010. See Item 3. Legal Proceedings for a discussion of a legal matter concerning this acquisition.

Third, in April 2008, we launched our Bankrate China web site (Bankrate.com.cn). Bankrate China provides Chinese consumers with similar types of financial education programs that Bankrate.com provides to the domestic consumer with our financial basics, guides, calculators, product comparisons and rate information. To date, no material revenue has been generated by Bankrate China nor do we anticipate a material revenue contribution in 2009.

Fourth, on September 5, 2008, we completed the acquisition of certain assets and liabilities of LinkSpectrum Co., a North Carolina corporation, for $34.1 million in cash with an additional $10 million in potential cash earn-out payments based on achieving certain financial performance metrics over the next two years. The principal asset of LinkSpectrum Co. was its web site, CreditCardGuide.com (“CCG”), which offers online users the ability to shop, compare and apply for credit cards online. We paid $30.9 million in cash on September 5, 2008, and $3.2 million in cash was placed in escrow to satisfy certain indemnification obligations of LinkSpectrum Co. and its sole shareholder.

Fifth, on September 23, 2008, we completed the acquisition of certain assets and liabilities of Blackshore Properties, Inc. (“Blackshore”), a California corporation, for $12.4 million in cash with an additional $2.5 million in potential cash earn-out payments based on achieving certain performance metrics over the next twelve months. The principal asset of Blackshore was its web site, Bankaholic.com (“Bankaholic”), which offers online users rate and product information as well as research tools on a variety of financial products including mortgage loans and lender information, certificates of deposit, money market accounts, savings accounts, credit cards, insurance quotes and college savings plans. We paid $11.9 million in cash on September 23, 2008, and $500,000 in cash was placed in escrow to satisfy certain indemnification obligations of Blackshore and its sole shareholder. The purchase price was paid with cash on hand.

Our Business

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

We generate revenue through advertising sales, lead generation, distribution arrangements, and traditional media avenues such as syndication of editorial content and subscriptions. We operate in one industry segment.

We sell to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country.

Our most common graphic advertisement sizes are leader boards (728 x 90 pixels) and banners (486 x 60 pixels), which are prominently displayed at the top or bottom of a page, skyscrapers (160 x 600 or 120 x 600 pixels), islands (250 x 250 pixels), and posters (330 x 275 pixels). These advertisements are sold according to the cost-per-thousand impressions (“CPM”) the advertiser receives, and in fixed-billed campaigns. With the planned launch of the new re-designed web site in the second quarter of 2009, we plan to accommodate additional advertisement configurations including video. The new re-designed web site will also provide dynamic page reformatting to help optimize the monetization of the site. These advertisements can be targeted to specific areas of our Online Network or on a general rotation basis. In addition, we offer product specific topics that are available for single sponsorships. Rates for product special topics are based on expected impression levels and additional content requirements. Advertising rates may vary depending upon the product areas targeted (home equity has a higher CPM than auto), geo-targeting (a premium for targeting advertisements to a specific state), the quantity of advertisements purchased by an advertiser, and the length of time an advertiser runs an advertisement on our Online Network.

Financial institutions that are listed in our rate tables have the opportunity to hyperlink their listings. By clicking on the hyperlink, users are taken to the institution’s web site. We typically sell our hyperlinks on a cost-per-click (“CPC”) pricing model. Under this arrangement, advertisers pay Bankrate a specific, pre-determined cost each time a consumer clicks on that advertiser’s hyperlink or phone icon (usually found under the advertiser’s name in the rate table listings). All clicks are screened for fraudulent characteristics by an independent third party vendor and then charged to the advertiser’s account.

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

Although graphic advertisements, hyperlink listings, and lead generation represented approximately 95% of our revenue for the year ended December 31, 2008, we also derive revenue through the sale of print advertisements and the distribution (or syndication) of our editorial content.

The key drivers of our business include the content we produce, the number of in-market consumers visiting our Online Network, the number of page views they generate, and the demand of our Online Network advertisers. Since 2001, the number of advertisers on our web sites has grown steadily. Annual unique visitors and page views have grown from approximately 40 million and 237 million, respectively, in 2001, to almost 72 million and 687 million, respectively, in 2008.

Our gross margin as a percentage of revenue averaged 75% from 2002 to 2005. Our gross margin percentage decreased for the year ended December 31, 2006 to 69%, due to the inclusion of the results of FastFind, MMIS and Interest.com, which we acquired in the fourth quarter of 2005, and increased to 73% for the year ended December 31, 2007. The newspaper rate table business gross margin percentage has averaged 11% over the last two years, and declined to 7% for the year ended December 31, 2008. As online publishing revenue continued to grow as a percentage of total revenue, our overall gross margin percentage expanded. Through the end of 2007, online revenue represented 88% of total revenue and 98% of gross margin dollars, compared to 80% of total revenue and 97% of gross margin dollars for the year ended December 31, 2006. For the year ended December 31, 2008, online revenue represented 95% of total revenue and 99% of gross margin dollars. With the addition of Nationwide Card Services (“NCS”), and InsureMe, Inc. (“InsureMe”), whose “affiliate driven” business models operate at significantly lower gross margins than our online publishing business, our gross margin declined to 60% for the year ended December 31, 2008. If we can drive Bankrate traffic to NCS and InsureMe through our advertising efforts, our content sharing and other products, we believe we can improve gross margins. As we further integrate the CreditCardGuide.com and Bankaholic acquisitions we can expect further margin improvement if we can reduce affiliate and revenue sharing expenses. However, the current market turmoil and tightening of credit have led to an increased level of consumer and commercial delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has, in some cases, adversely affected the financial services industry. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on our advertisers and our online visitors, which may have a negative impact on our revenues and gross margins.

We expect our online publishing revenue to command a larger percentage of revenue in the future while print publishing and licensing revenue remains flat or decreases.

We have steadily reduced operating expenses as a percentage of total revenue from 58% in 2002 to 41% in 2008. We generated approximately $42.7 million in cash from operations in 2008 and our cash balance was $46.1 million as of December 31, 2008 after spending an aggregate of approximately $144.1 million for acquisitions in the fourth quarter of 2007 and first and third quarters of 2008.

Operating Expenses as a Percentage of Total Revenue

(In thousands)	2008	2007	2006	2005	2004
Total revenue	$166,855	$95,592	$79,650	$49,049	$39,204
Operating expenses	67,658	42,099	40,749	21,993	21,130
Operating expenses as a percentage of total revenue	41%	44%	51%	45%	54%

Our 2009 Outlook

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system in the past year, and that trend appears to continue into 2009. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Current market turmoil and tightening of credit have led to an increased level of consumer and commercial delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has, in some cases, adversely affected the financial services industry. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on our advertisers and our online users, which may have a negative impact on our revenues and profitability in a variety of ways, including but not limited to the following:

•

Consolidation of our advertisers can impact our revenues due to the tiered pricing structure of most advertising agreements, which typically offer lower pricing as higher business volumes are achieved.

•

Consolidation of and the financial challenges confronting our advertisers can increase the bargaining power of our advertisers during new and renewal contract negotiations which may lower our net revenues.

•	Our advertisers may decrease advertising, thereby reducing our net revenues.

•	Tightening of credit availability can impact our revenues by limiting the need to advertise for loan and deposit products.

With the backdrop of the severe global economic crisis, in 2009, we are focusing on:

•	Integrating our recent acquisitions to maximize synergies and efficiencies.

•	Optimizing the revenue of our cost per thousand impressions (“CPMs”) and cost per clicks (“CPCs”) on our Online Network including the integration of the new acquisitions.

•	Completing the successful launch of our web site re-design.

•	Enhancing search engine marketing and keyword buying to drive targeted impressions into our Online Network.

•	Expanding our co-brand and affiliate footprint.

•	Increasing advertising for our Deposit Guide rate tables.

•	Broadening the breadth and depth of the personal finance content and products that we offer on our Online Network.

•	Containing our costs and expenses.

ACCOUNTING POLICIES

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable, share-based compensation, useful lives of intangible assets and intangible asset impairment, goodwill impairment, acquisition accounting, and contingencies have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Below we discuss the critical accounting estimates associated with these policies. For further information on our critical accounting policies, see the discussion in the section titled “Results of Operations” below, and Note 2 of our Notes to Consolidated Financial Statements.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, or SFAS 109, “Accounting for Income Taxes,” as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of SFAS No. 109.

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

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. This estimate is inherently subjective because our estimates may be revised as more information becomes available. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the years ended December 31, 2008, 2007 and 2006, we charged approximately $1,225,000, $941,000 and $1,226,000, respectively, to bad debt expense, and wrote off approximately $1,961,000, $830,000 and $702,000, respectively, of accounts deemed uncollectible.

Share-Based Compensation

We adopted the provisions of, and account for share-based compensation in accordance with, SFAS No.123R, “Share-Based Payment,” effective January 1, 2006. We elected the modified-prospective method, pursuant to which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

We currently use the Black-Scholes option pricing model to determine the fair value of our stock options. As discussed in the notes to our consolidated financial statements, the determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the price of our common stock as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, expected dividends and estimated forfeiture rates.

We estimate the expected term of outstanding options by taking the average of the vesting term and the contractual term of the option, as illustrated in SEC Staff Accounting Bulletin (“SAB”) 107. We currently use the simplified method to estimate the expected term for employee stock option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for stock options granted after December 31, 2007. We adopted SAB 110 effective January 1, 2008 and will continue to apply the simplified method until enough historical experience is available to provide a reasonable estimate of the expected term for stock option grants. We estimate the volatility of our common stock by using a weighted average of historical stock price volatility and implied volatility in market traded options in accordance with SAB 107. Our decision to use a weighted average volatility factor was based upon the relatively short period of availability of data on actively traded options on our common stock, and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

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

There are significant differences among valuation models for estimating share-based compensation, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Share-based compensation expense recognized in our consolidated statements of income for each of the three years ended December 31, 2008 is as follows:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Income Statement Classifications
Cost of revenue:
Online publishing	$1,798	$1,984	$1,077
Print publishing and licensing	165	159	148

Operating expenses:
Sales	2,206	1,334	662
Marketing	760	630	—
Product development	1,068	803	474
General and administrative	7,420	6,299	6,363

Total	$13,417	$11,209	$8,724

See Note 3 of Notes to Consolidated Financial Statements for further information regarding SFAS No. 123R disclosures.

Goodwill Impairment

In accordance with “SFAS” No. 142, Goodwill and Other Intangible Assets, we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. We make judgments about goodwill whenever events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. The timing of an impairment test may result in charges to our statement of income in our current reporting period that could not have reasonably been foreseen in prior periods. In order to estimate the fair value of goodwill, we typically make various assumptions about the future prospects of the reporting unit in which the goodwill is recorded, consider market factors and estimate our future cash flows. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. More conservative assumptions of the anticipated future benefits could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values.

We have determined that we have one segment with two reporting units, online publishing and print publishing and licensing. The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, an impairment loss equal to the difference will be recorded. In determining the fair value of our reporting units, we relied on the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly traded companies are valued using Market Values of Invested Capital (“MVIC”) multiples (i.e., MVIC to revenue, MVIC to earnings before interest and taxes, MVIC to cash flow, etc.) and then these MVIC multiples are applied to a company’s operating results to arrive at an estimate of value.

We completed our annual goodwill impairment test during the fourth quarter of 2008 and determined that the carrying amount of goodwill was not impaired. Significant changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit, which could trigger future impairment. We did not recognize any goodwill impairment charges in 2008, 2007, or 2006.

Useful Lives and Impairment of Long-Lived Assets

We evaluate long-lived assets, including intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recorded for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

SFAS No. 142 also requires that intangible assets with finite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We continually monitor events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. In the fourth quarter of 2008, we recorded impairment charges of approximately $519,000 related to certain developed technology and Internet domain names that we ceased using. In the fourth quarter of 2008 we also recorded an impairment charge of approximately $1,914,000 related to customer relationships in our print publishing and licensing business due to the continuing trend of declining revenue and operating margins with no indications of improvement in the near future.

Acquisition Accounting

We completed four acquisitions in 2008, two acquisitions in 2007 and one acquisition in 2006. The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective. We generally use internal cash flow models. The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense. Additionally, SFAS 141R, “Business Combinations” will change how acquisitions are accounted for and will impact financial statements on both the acquisition date and in subsequent periods. We do not anticipate that revisions to the amounts allocated to acquired assets and liabilities, if any, will be significant to our consolidated financial statements.

Contingencies

As discussed in Note 6 to the consolidated financial statements (“Note 6”), two separate legal proceedings are pending against us.

We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed in Note 6, at the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, (i) management has concluded that it is not probable that a loss has been incurred; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.

Recent Accounting Pronouncements

See Note 2 in Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following is our analysis of the results of operations for the periods covered by our financial statements, including a discussion of the accounting policies and practices that we believe are critical to an understanding of our consolidated results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements. Other accounting policies are contained in Note 2 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data. A detailed discussion of our accounting policies and procedures is set forth in the applicable sections of this analysis.

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Year Ended December 31,
	2008	2007	2006
Statement of Income Data
Revenue:
Online publishing	95%	88%	80%
Print publishing and licensing	5	12	20

Total revenue	100	100	100

Cost of revenue:
Online publishing	35	16	14
Print publishing and licensing	5	11	17

Total cost of revenue	40	27	31

Gross margin	60	73	69

Operating expenses:
Sales	5	6	6
Marketing	8	9	6
Product development	4	5	5
General and administrative	16	21	27
Impairment charges	1	—	—
Legal settlement	—	—	4
Depreciation and amortization	6	3	3

	40	44	51

Income from operations	20	29	18
Interest income	1	7	4

Income before income taxes	21	36	22
Income tax expense	9	15	9

Net income	12%	21%	13%

Revenue

	Total Revenue Year Ended December 31,
(In thousands)	2008	2007	2006
Online publishing	$158,053	$83,695	$63,971
Print publishing and licensing	8,802	11,897	15,679

	$166,855	$95,592	$79,650

Online Publishing Revenue

We sell graphic advertisements on our Online Network consisting primarily of leaderboards, banners, badges, islands, posters, and skyscraper advertisements. These advertisements are typically sold to advertisers according to the cost-per-thousand impressions (“CPM”) or cost-per-lead (“CPL”) the advertiser receives, and in fixed-billed campaigns. The amount of advertising we sell is a function of (1) the number of visitors to our Online Network, (2) the number of ad pages we serve to those visitors, (3) the click through rate of our visitors on hyperlinks, (4) the number of advertisements per page, (5) the rate at which consumers apply for financial product offerings, and (6) advertiser demand. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions delivered at the contractual price or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned income on the balance sheet and is recognized later when the under-delivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM.

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

We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the revenue earned from each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

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

	Online Publishing Revenue Year Ended December 31,
(In thousands)	2008	YOY Change	2007	YOY Change	2006
Graphic ads and lead generation	$106,752	128%	$46,762	26%	$37,256
Hyperlinks	51,301	39%	36,933	38%	26,715

	$158,053	89%	$83,695	31%	$63,971

Online publishing revenue was $158,053,000, $83,695,000, and $63,971,000 in 2008, 2007, and 2006, respectively, representing annual growth rates of 89% and 31% for 2008 and 2007, respectively.

Page views for the year ended December 31, 2008 were 687.1 million and were 132.6 million, or 24%, higher than the 554.5 million reported in the same period in 2007.

The 128% increase in graphic ad and lead generation revenue during the year ended December 31, 2008 compared to the same period ended in 2007 was driven by an increase in advertiser demand for our Bankrate Select lead generation products which were up $4.6 million, or 326% over 2007, and the new credit card and insurance products revenue acquired in the fourth quarter 2007, and our first quarter and third quarter 2008 acquisitions, offset by a decline in graphic ad network revenue. The graphic ad revenue decline was a result of the global problems in the banking and financial sectors which directly impacted display advertising volumes from several of our largest financial advertisers.

Hyperlink revenue was up $14,369,000, or 39%, for the year ended December 31, 2008 compared to the same period in 2007 due to a 14% increase in the number of clicks processed and a 33% increase in the average revenue per click.

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

In terms of page views, we believe our online business’s quarterly page view volumes will continue to be relatively consistent quarter to quarter with the exception of the fourth quarter where we typically experience lower traffic volume due to the holiday season. The first and fourth quarters of 2008 were atypically high in page view volume in the first quarter due to declining mortgage interest rates and increasing refinance activity, and in the fourth quarter due to the economic challenges impacting consumers.

Page Views

(In millions)	2008	2007	2006	2005	2004
Q1	214.4	143.2	124.2	111.0	117.2
Q2	147.9	136.1	116.0	113.8	92.6
Q3	160.1	144.2	126.6	107.8	92.0
Q4	164.7	131.0	120.6	97.6	91.3

Year	687.1	554.5	487.4	430.2	393.1

Print Publishing and Licensing Revenue

Print publishing and licensing revenue represents advertising revenue from the sale of advertising in the Mortgage Guide and CD & Deposit Guide (formerly called Consumer Mortgage Guide) rate tables, newsletter subscriptions, and licensing of research information. We charge a commission for placement of the Mortgage Guide and CD & Deposit Guides in a print publication. Advertising revenue and commission income is recognized when the Mortgage Guide and CD & Deposit Guides run in the publication. Revenue from our newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period.

We also earn fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters, and from providing rate surveys to institutions and government agencies. In addition, we license research data under agreements that permit the use of rate information we develop to advertise the licensee’s products in print, radio, television and web site promotions. Revenue for these products is recognized ratably over the contract/subscription periods. Finally, we occasionally sell editorial free-standing inserts. A free-standing insert, or FSI, is a preprinted advertising booklet that is loosely inserted between the pages of a newspaper or magazine. We develop the FSIs with our editorial content, and then sell the sponsorship of the FSI to one or more advertisers.

	Print Publishing and Licensing Revenue Year Ended December 31,
(In thousands)	2008	YOY Change	2007	YOY Change	2006
Mortgage and CD & Deposit Guide	$8,421	-23%	$10,942	-26%	$14,713
Editorial	381	-60%	955	-1%	966

	$8,802	-26%	$11,897	-24%	$15,679

Print publishing and licensing revenue for the year ended December 31, 2008 of $8,802,000 was $3,095,000, or 26%, lower than the $11,897,000 reported in the same period in 2007 primarily due to a decline in Mortgage Guide and CD & Deposit Guide revenue related to lower advertising units in 2007. We expect the print publishing and licensing business to continue to account for 4% or less of total revenue for the next year with a gross margin similar to, or slightly less than, the 2008 gross margin. We continue to believe that this business assists in enhancing brand awareness and drives a significant amount of traffic to our Online Network.

Print publishing and licensing revenue for the year ended December 31, 2007 of $11,897,000 was $3,782,000, or 24%, lower than the $15,679,000 reported in the same period in 2006 primarily due to a decline in Mortgage and CD & Deposit Guide revenue related to lower advertising units in 2007.

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

Online Publishing Gross Margin

	Year Ended December 31,
(In thousands)	2008	2007	2006
Online publishing revenue	$158,053	$83,695	$63,971
Cost of online publishing revenue	57,905	15,149	11,101

Gross margin	$100,148	$68,546	$52,870

Gross margin as a percentage of revenue	63%	82%	83%

Online publishing costs for the year ended December 31, 2008 of $57,905,000 were $42,755,000, or 282%, higher than the same period in 2007. The majority of this increase relates to cost of revenue for our credit card and insurance acquisitions (approximately $32 million for affiliate payments and $12.7 million in lead acquisition costs). The remainder of the increase was due primarily to $1.6 million higher revenue sharing payments to distribution partners consistent with higher levels of revenue offset by $1.9 million in lower Internet hosting and other infrastructure costs. Our online gross margin for the year ended December 31, 2008 was 63%, compared to 82% for the same period in 2007, due primarily to the addition of NCS and InsureMe, whose business models operate at significantly lower gross margins. Online publishing revenue was 95% of total revenue and represented 99% of gross margin for 2008.

Online publishing costs for the year ended December 31, 2007 of $15,149,000 were $4,048,000, or 36%, higher than the same period in 2006. The increase was due to $2,158,000 of direct costs associated with the fourth quarter acquisitions; higher share-based compensation expense of $907,000; higher human resource, consulting and contract labor costs of $554,000; higher revenue sharing payments of $382,000; higher freelance writers expense of $143,000; $91,000 higher radio production costs; and $46,000 higher travel-related expenses. These higher costs were offset by $106,000 lower web analytics costs and $127,000 in net lower allocations and other department expenses.

Print Publishing and Licensing Costs

Print publishing and licensing costs represent expenses associated with print publishing revenue. These costs include contractual revenue sharing obligations with newspapers related to the Mortgage Guide and CD & Deposit Guides, compensation and benefits, printing, share-based compensation expense, and allocated overhead, and exclude depreciation and amortization. These costs typically vary proportionately with the related revenues.

	Print Publishing and Licensing Gross Margin Year Ended December 31,
(In thousands)	2008	2007	2006
Print publishing and licensing revenue	$8,802	$11,897	$15,679
Cost of print publishing and licensing revenue	8,190	10,698	13,845

Gross margin	$612	$1,199	$1,834

Gross margin as a percentage of revenue	7%	10%	12%

For the year ended December 31, 2008, print publishing and licensing costs decreased $2,508,000, or 23%, from the same period in 2007 due primarily to $2,148,000 lower revenue sharing payments consistent with a $3.1 million, or 26%, decline in revenue; $307,000 lower printing and advertising costs as no FSIs were sold in 2008; and $109,000 lower human resource costs. We expect the print publishing and licensing business to account for 4% or less of total revenue for the next year with a gross margin similar to, or slightly less than, the 2008 gross margin. We continue to believe that this business assists in enhancing brand awareness and drives a significant amount of traffic to our Online Network.

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

Sales costs for the year ended December 31, 2008 of $9,097,000, were $2,713,000, or 42%, higher than the same period in 2007. The increase was due primarily to $1.7 million in costs associated with the acquisitions; higher stock compensation expense of $872,000; higher human resource costs of $276,000 due to increased headcount and higher salaries; and $88,000 higher national conference costs; offset by lower commission expense of $201,000.

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

Marketing expenses for the year ended December 31, 2008, increased $4,722,000, or 56%, over the comparable period in 2007 primarily due to $3.3 million in costs associated with the acquisitions; $873,000 higher keyword campaign costs to drive more traffic to our Online Network; $323,000 higher production costs for video segments; $130,000 higher share-based compensation expense; and $126,000 higher human resource costs based on higher staffing levels.

Marketing expenses for the year ended December 31, 2007, increased $3,639,000, or 75%, over the comparable period in 2006 due to $1,866,000 higher keyword campaign costs to drive more traffic to our Online Network; $630,000 higher share-based compensation expense; $470,000 higher human resource costs supporting the management team put in place in the fourth quarter of 2006 to focus on our consumer marketing needs; $393,000 higher purchased software and web analytics tools to more efficiently manage keyword campaigns; $160,000 higher market research and promotions; and approximately $120,000 higher other department infrastructure costs.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development, other technology costs, and share-based compensation expense.

Product development costs for the year ended December 31, 2008, of $7,135,000 were $2,479,000, or 53%, higher than the comparable period in 2007 due primarily to $1.9 million in costs related to the acquisitions; $264,000 higher share-based compensation expense from new equity award grants; and $264,000 higher costs associated to web analytics tools.

Product development costs for the year ended December 31, 2007, of $4,656,000 were $1,035,000, or 29%, higher than the same period in 2006 due primarily to $594,000 higher human resource costs related to additional headcount and contract labor; $329,000 higher share-based compensation expense; $292,000 higher costs associated with software and web analytics tools; partially offset by $180,000 lower allocated corporate infrastructure costs.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, share-based compensation expense, non-allocated overhead and other general corporate expenses. These expenses for the year ended December 31, 2008 were $6.8 million, or 34%, higher than the same period in 2007 due primarily to $4.2 million of expenses related to the acquisitions; $1.1 million higher share-based compensation expense due to new equity award grants; $745,000 higher human resource and other infrastructure costs due to higher headcount; and $638,000 higher accounting fees due to the acquisitions.

General and administrative expenses for the year ended December 31, 2007 decreased $1,982,000, or 9%, from the year ended December 31, 2006. The decrease is primarily due to $1,438,000 in lower legal fees (American Interbanc matter settled in 2006); $492,000 lower human resource costs (lower headcount); $269,000 in lower accounting and professional fees (fewer specialists used in 2007); $657,000 more in allocations to other departments; and $188,000 in lower other infrastructure and operating costs. These lower expenses were partially offset by $628,000 higher rent expense; and $434,000 higher incentive plan compensation expense.

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

Legal Settlement Charge

On October 9, 2006, we entered into a Confidential Final Settlement Agreement and Mutual Release (the “Agreement”) with American Interbanc Mortgage, LLC. Under the terms of the Agreement, we agreed to make a one-time cash payment of $3.0 million to AI and AI agreed to dismiss the lawsuit with no ability to reassert its claims against us. We agreed to certain terms and conditions that permit AI to advertise on Bankrate.com. We believe that all of AI’s claims against us were factually and legally without merit and did not admit to any wrongdoing as part of the settlement. The $3.0 million cash payment is included in the accompanying consolidated statement of income as legal settlement.

Depreciation and Amortization

Depreciation and amortization expense represents the cost of capital asset acquisitions spread over their expected useful lives. These expenses are spread over three to seven years and are calculated on a straight-line basis. Depreciation and amortization also includes the amortization of intangible assets, consisting primarily of trademarks and URLs, software licenses, customer relationships, agent/vendor relationships, developed technologies and non-compete agreements, all of which were either acquired separately or as part of business combinations recorded under the purchase method of accounting. Intangible assets are being amortized over their estimated useful lives ranging from 2 years to 20 years, on a straight-line basis.

Depreciation and amortization expense increased $6.4 million, or 234%, for the year ended December 31, 2008 over 2007 due to $6.0 million of higher intangibles amortization expense related to our fourth quarter 2007 and first and third quarter 2008 acquisitions, and $462,000 higher depreciation expense related to depreciable asset purchases.

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

Interest Income

Interest income consists of income on invested cash and cash equivalents and short-term investments. Interest income for the year ended December 31, 2008 was 77% lower than the same amount reported in 2007 due to lower interest rates and lower cash balances during the period due to the $114.9 million cash payments made for the four 2008 acquisitions. Interest income for the year ended December 31, 2007 was approximately 126% higher than the comparable amount in 2007 due to the interest earned on the $92.4 million in net proceeds received in May 2006 from our secondary offering of common stock, and our cash generated from operations, net of the $29.7 million cash payments made for our two fourth quarter 2007 acquisitions.

Income Taxes

The change in our effective tax rate from approximately 41% in 2006 to approximately 43% in 2008 was primarily due to the effect of share-based compensation expense for incentive stock options.

	Year Ended December 31,
(In thousands)	2008	Change	2007	Change	2006
Income tax expense	$15,043	5%	$14,280	107%	$6,911
Effective tax rate	43%	—	42%	—	41%

As of December 31, 2008, we had no net operating loss carryforwards (“NOL”) for income tax purposes as we utilized approximately $9,676,000 of all remaining state NOLs in 2007.

Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. We have determined that we have one segment with two reporting units, online publishing and print publishing and licensing. The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, an impairment loss equal to the difference will be recorded. In determining the fair value of our reporting units, we relied on the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly traded companies are valued using Market Values of Invested Capital (“MVIC”) multiples (i.e., MVIC to revenue, MVIC to earnings before interest and taxes, MVIC to cash flow, etc.) and then these MVIC multiples are applied to a company’s operating results to arrive at an estimate of value.

We completed our annual goodwill impairment test during the fourth quarter of 2008 and determined that the carrying amount of goodwill was not impaired.

Impairment of Long-Lived Assets

We evaluate long-lived assets and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recorded in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

SFAS No. 142 also requires that intangible assets with finite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We continually monitor events and changes in circumstances that could indicate carrying amounts of its intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. In the fourth quarter of 2008, we recorded impairment charges of approximately $519,000 related to certain developed technology and Internet domain names that we ceased using. We also recorded an impairment charge of approximately $1,914,000 related to customer relationships in our print publishing and licensing business due to the continuing trend of declining revenue and operating margins with no indications of improvement in the near future.

QUARTERLY RESULTS OF OPERATIONS

The following table (presented in thousands, except share and per share amounts) presents certain unaudited quarterly statement of income data for each of the last 8 quarters through the year ended December 31, 2008. The information has been derived from our unaudited condensed consolidated financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in this Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

	Unaudited Year Ended December 31, 2008 (A)				Unaudited Year Ended December 31, 2007 (B)
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Revenue:
Online publishing	$38,288	$41,946	$37,814	$40,005	$22,779	$21,624	$20,240	$19,052
Print publishing and licensing	1,878	2,087	2,379	2,458	2,452	3,229	3,039	3,176

Total revenue	40,166	44,033	40,193	42,463	25,231	24,853	23,279	22,228

Cost of revenue:
Online publishing	13,349	15,311	15,147	14,098	5,816	3,142	3,049	3,142
Print publishing and licensing	1,695	1,975	2,212	2,308	2,283	2,873	2,713	2,828

Total cost of revenue	15,044	17,286	17,359	16,406	8,099	6,015	5,762	5,970

Gross margin	25,122	26,747	22,834	26,057	17,132	18,838	17,517	16,258

Operating expenses:
Sales	2,304	2,508	2,207	2,078	1,685	1,773	1,640	1,287
Marketing	3,806	3,448	3,115	2,828	2,612	2,286	2,121	1,455
Product development	1,885	1,658	1,890	1,702	1,327	1,218	1,158	953
General and administrative	6,722	6,570	6,580	6,790	5,080	5,669	4,877	4,227
Impairment charges (C)	2,433	—	—	—	—	—	—	—
Depreciation and amortization	2,668	2,423	2,246	1,797	805	632	649	645

	19,818	16,607	16,038	15,195	11,509	11,578	10,445	8,567

Income from operations	5,304	10,140	6,796	10,862	5,623	7,260	7,072	7,691
Interest income	46	310	360	846	1,727	1,824	1,675	1,462

Income before income taxes	5,350	10,450	7,156	11,708	7,350	9,084	8,747	9,153
Income tax expense	2,682	4,410	3,077	4,874	3,255	3,723	3,522	3,781

Net income	$2,668	$6,040	$4,079	$6,834	$4,095	$5,361	$5,225	$5,372

Basic and diluted net income per share:
Net income—
Basic	$0.14	$0.32	$0.22	$0.36	$0.22	$0.29	$0.29	$0.29
Diluted	0.14	0.32	0.21	0.35	0.21	0.28	0.28	0.28
Weighted average common shares outstanding:
Basic	18,797,814	18,807,840	18,907,321	18,880,521	18,688,571	18,424,428	18,325,404	18,250,836
Diluted	19,133,106	19,091,963	19,557,759	19,607,246	19,505,158	19,249,130	18,959,646	18,880,646

(A)	Includes the acquired operations of Bankaholic.com, CreditCardGuide.com, InsureMe, Inc. and Lower Fees, Inc. from the date of acquisition.
(B)	Includes the acquired operations of Nationwide Card Services, Inc., and Savingforcollege.com, LLC from the dates of acquisition.
(C)	Represents impairment losses on certain developed technology, Internet domain names and customer relationships in our print publishing and licencing business.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	December 31, 2008	December 31, 2007	Change
Cash, cash equivalents and short-term investments	$46,055	$125,058	$(79,003)
Working capital	48,874	139,437	(90,563)
Stockholders’ equity	248,430	217,266	31,164

Our principal ongoing source of operating liquidity is the cash generated by our business operations. We consider all highly liquid debt investments purchased with an original maturity of less than three months to be cash equivalents. The carrying value of these investments approximates fair value. As of December 31, 2008, we were not invested in any investment grade auction rate securities.

As of December 31, 2008, we had working capital of $48.9 million and our primary commitments were approximately $8.9 million in operating lease payments over the next eight years, acquisition cash earn-out payments to InsureMe of $10 million paid in February 2009 and $1.75 million to NCS to be paid in April 2009, and capital expenditures and recurring payables and accruals arising during the course of operating our business, all estimated at approximately $23.1 million through December 31, 2009. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. As discussed in Item 1. Business—Recent Developments, we acquired the assets of four companies in 2008 for which we made immediate cash payments of approximately $114.4 million.

We assess acquisition opportunities as they arise. Financing may be required if we decide to make additional acquisitions, or if we are required to make all of the potential cash earn-out payments to which the former owners of our acquired businesses may be entitled. There can be no assurance, however, that any such opportunities may arise, or that any such acquisitions may be consummated. Additional financing may not be available on satisfactory terms when required.

Stock Repurchase Plan

In April 2008, our board of directors approved a stock repurchase plan (the “Repurchase Plan”). According to the terms of the Repurchase Plan, we may repurchase up to $50 million of our outstanding common stock. Stock repurchases under the Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using our working capital. The timing and amount of specific repurchases are subject to the requirements of the Securities and Exchange Commission, market conditions, alternative uses of capital and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of shares and the Repurchase Plan may be limited or terminated at any time without prior notice. Shares of stock repurchased under the Repurchase Plan will be cancelled. As of December 31, 2008, 165,000 shares were purchased for an average price of $26.57 under the Repurchase Plan and were subsequently retired.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of December 31, 2008:

(In thousands)	Total	Payments Due Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations (1)	$8,912	$1,613	$2,439	$2,109	$2,751
Purchase obligations (2)	388	335	53	—	—
Acquisition earn-outs payable (3)	11,750	11,750	—	—	—

	$21,050	$13,698	$2,492	$2,109	$2,751

(1)	Includes our obligations under existing operating leases. See Note 6 to our consolidated financial statements in Item 8 for further details related to our lease obligations.

(2)	Represents base contract amounts for Internet hosting, co-location, content distribution and other infrastructure costs.
(3)	Represents contractual amounts due to InsureMe and NCS based on their respective acquisition agreements that have been earned but excludes any other contingent earn-out payments to be made pursuant to asset purchase agreements.

During the year ended December 31, 2008, we generated $42.7 million of net cash from operating activities. Our net income of $19.6 million was adjusted for the impact of share-based compensation expense of $13.4 million; excess tax benefits resulting from stock options of $521,000; depreciation and amortization of $9.1 million; a reduction in deferred income taxes of $3.7 million; bad debt expense of $1.2 million; impairment charges on certain intangible assets of $2.4 million; and a net positive change in the components of operating assets and liabilities of $1.0 million. Of this positive change in operating assets and liabilities, $4.5 million resulted from a decrease in prepaid expenses and other assets ($3.9 million decrease in prepaid income taxes; a $300,000 decrease in other receivables; and a $300,000 decrease in other prepaid expenses); a $2.8 million decrease in accrued expenses (a $2.3 million decrease in accrued management incentive plan payable; and $500,000 net other accruals); a $1.0 million increase in accounts receivable; a $468,000 increase in deferred revenue; and a net $139,000 decrease in accounts payable and other liabilities.

Cash flows used in investing activities include $114.9 million of cash used for our second and third quarter acquisitions; and $4.9 million for purchases of furniture, fixtures, equipment and capitalized web site development costs.

Cash flows used in financing activities includes $4.4 million of cash used to repurchase 165,000 shares of our common stock, and $2.0 million in cash proceeds from employee and director stock option exercises.

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

During the year ended December 31, 2007, we generated $28,299,000 of net cash from operating activities. Our net income of $20,054,000 was adjusted for the impact of share-based compensation expense of $11,209,000; excess tax benefits resulting from stock options of $4,996,000; depreciation and amortization of $2,731,000; a reduction in deferred income taxes of $1,583,000; bad debt expense of $941,000; a $12,000 loss on disposal of assets; and a net negative change in the components of operating assets and liabilities of $69,000. Of this negative change in operating assets and liabilities, $1,482,000 resulted from an increase in accrued expenses (primarily $1,375,000 acquisition related payments due; and $107,000 net other accruals); a $126,000 decrease in prepaid expenses and other assets (primarily prepaid rent); a $646,000 increase in accounts receivable; a $543,000 decrease in accounts payable; a $438,000 decrease in deferred revenue; and a $50,000 decrease in other liabilities.

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

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of December 31, 2008, all of our cash equivalents mature in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any material revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

ITEM 8.	Financial Statements and Supplementary Data

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bankrate, Inc.

We have audited the accompanying consolidated balance sheets of Bankrate, Inc. (a Florida corporation) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bankrate, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, effective January 1, 2007, Bankrate, Inc. adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bankrate, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion thereon

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bankrate, Inc.:

We have audited the consolidated statements of income, stockholders’ equity and cash flows of Bankrate, Inc. and subsidiaries (the Company or Bankrate) for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, stockholders’ equity and cash flows of Bankrate, Inc. and subsidiaries for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

March 16, 2007

Ft. Lauderdale, Florida

Certified Public Accountants

Bankrate, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$46,055	$125,058
Accounts receivable, net of allowance for doubtful accounts of $1,566 and $2,290 at December 31, 2008 and 2007, respectively	22,567	19,052
Deferred income taxes, current portion	816	878
Prepaid expenses and other current assets	1,608	5,350

Total current assets	71,046	150,338
Furniture, fixtures and equipment, net of accumulated depreciation and amortization of $5,302 and $4,122 at December 31, 2008 and 2007, respectively	2,521	1,802
Deferred income taxes	7,413	3,671
Intangible assets, net of accumulated amortization of $10,403 and $4,233 at December 31, 2008 and 2007, respectively	83,347	27,485
Goodwill	101,856	43,720
Other assets	4,567	1,338

Total assets	$270,750	$228,354

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$3,723	$2,246
Accrued expenses	5,665	8,092
Acquisition earn-outs payable	11,750	—
Deferred revenue	1,018	550
Other current liabilities	16	13

Total current liabilities	22,172	10,901
Other liabilities	148	187

Total liabilities	22,320	11,088

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share-100,000,000 shares authorized; 18,816,986 and 18,876,393 shares issued and outstanding at December 31, 2008 and 2007, respectively	188	189
Additional paid-in capital	219,294	205,306
Retained earnings	28,948	11,771

Total stockholders’ equity	248,430	217,266

Total liabilities and stockholders’ equity	$270,750	$228,354

See accompanying notes to consolidated financial statements.

Bankrate, Inc.

Consolidated Statements of Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Online publishing	$158,053	$83,695	$63,971
Print publishing and licensing	8,802	11,897	15,679

Total revenue	166,855	95,592	79,650

Cost of revenue:
Online publishing	57,905	15,149	11,101
Print publishing and licensing	8,190	10,698	13,846

Total cost of revenue	66,095	25,847	24,947

Gross margin	100,760	69,745	54,703

Operating expenses:
Sales	9,097	6,384	5,055
Marketing	13,197	8,475	4,836
Product development	7,135	4,656	3,621
General and administrative	26,662	19,853	21,835
Impairment charges	2,433	—	—
Legal settlement	—	—	3,000
Depreciation and amortization	9,134	2,731	2,402

	67,658	42,099	40,749

Income from operations	33,102	27,646	13,954
Interest income	1,562	6,688	2,961

Income before income taxes	34,664	34,334	16,915
Income tax expense	15,043	14,280	6,911

Net income	$19,621	$20,054	$10,004

Basic and diluted net income per share:
Basic	$1.04	$1.09	$0.58

Diluted	$1.01	$1.04	$0.56

Shares used in computing basic net income per share	18,848,125	18,423,414	17,332,632
Shares used in computing diluted net income per share	19,498,209	19,356,039	17,845,754

See accompanying notes to consolidated financial statements.

Bankrate, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
	Common Stock
	Shares	Amount
Balances, December 31, 2005	15,858	$159	$70,981	$(18,287)	$52,853
Proceeds from sale of common stock, net of offering costs of $6,101	2,006	20	90,668	—	90,688
Stock options exercised	361	3	4,849	—	4,852
Tax benefit-stock options	—	—	3,033	—	3,033
Share-based compensation	—	—	8,724	—	8,724
Net income for the period	—	—	—	10,004	10,004

Balances, December 31, 2006	18,225	182	178,255	(8,283)	170,154
Stock options exercised	651	7	10,926	—	10,933
Tax benefit-stock options	—	—	4,996	—	4,996
Share-based compensation	—	—	11,209	—	11,209
Offering costs associated with sale of common stock in May 2006	—	—	(80)	—	(80)
Net income for the period	—	—	—	20,054	20,054

Balances, December 31, 2007	18,876	189	205,306	11,771	217,266
Stock options exercised	106	1	1,996	—	1,997
Common stock purchased	(165)	(2)	(1,946)	(2,444)	(4,392)
Share-based compensation	—	—	13,417	—	13,417
Tax benefit-stock options	—	—	521	—	521
Net income for the period	—	—	—	19,621	19,621

Balances, December 31, 2008	18,817	$188	$219,294	$28,948	$248,430

See accompanying notes to consolidated financial statements.

Bankrate, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$19,621	$20,054	$10,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,134	2,731	2,402
Provision for doubtful accounts receivable	1,225	941	1,226
Share-based compensation	13,417	11,209	8,724
Excess tax benefits from share-based compensation	(521)	(4,996)	(3,033)
Deferred income taxes	(3,680)	(1,583)	3,508
Impairment charges	2,433	—	—
Loss on disposal of assets	—	12	—
Changes in operating assets and liabilities, net of effects from business acquisitions:
Increase in accounts receivable	(1,013)	(646)	(7,954)
Decrease (increase) in prepaid expenses and other assets	4,540	126	(444)
Decrease in accounts payable	(194)	(543)	(2,903)
(Decrease) increase in accrued expenses	(2,835)	1,482	3,178
Increase (decrease) in other liabilities	55	(50)	35
Increase (decrease) in deferred revenue	468	(438)	(526)

Net cash provided by operating activities	42,650	28,299	14,217

Cash flows from investing activities:
Purchases of short-term investments	—	(233,372)	(96,800)
Sales of short-term investments	—	330,172	—
Purchases of furniture, fixtures and equipment and capitalized web site development costs	(4,883)	(760)	(1,543)
Cash used in business acquisitions, net of cash acquired	(114,896)	(28,252)	(4,572)
Proceeds from sale of assets	—	—	68
Restricted cash	—	(3)	(298)

Net cash (used in) provided by investing activities	(119,779)	67,785	(103,145)

Cash flows from financing activities:
Proceeds from the sale of common stock, net	—	—	90,688
Offering costs associated with the sale of common stock in May 2006	—	(80)	—
Proceeds from the exercise of stock options	1,997	10,933	4,852
Purchases of Company common stock	(4,392)	—	—
Excess tax benefits from share-based compensation	521	4,996	3,033

Net cash (used in) provided by financing activities	(1,874)	15,849	98,573

Net (decrease) increase in cash and cash equivalents	(79,003)	111,933	9,645
Cash and equivalents, beginning of period	125,058	13,125	3,480

Cash and equivalents, end of period	$46,055	$125,058	$13,125

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$13,244	$14,264	$1,286

Acquisition earn-outs payable	$11,750	$—	$—

See accompanying notes to consolidated financial statements.

BANKRATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

The Company

Bankrate, Inc. (“Bankrate”) and its subsidiaries (the “Company,” “We,” “Us,” “Our”) own and operate an Internet-based consumer banking and personal finance network (“Online Network”). Our flagship site, Bankrate.com, is one of the web’s leading aggregators of information on more than 300 financial products and fees, including mortgages, credit cards, new and used automobile loans, money market accounts, certificates of deposit, checking and ATM fees, home equity loans and online banking fees. We also market a comprehensive line of consumer and business credit cards as well as competitive insurance rates for auto, home, life, health and long-term care. Additionally, we provide financial applications and information to a network of distribution partners and through national and state publications. We are organized under the laws of the State of Florida.

Acquisition Accounting

We completed four acquisitions in 2008, two acquisitions in 2007 and one acquisition in 2006. The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective. We generally use internal cash flow models. The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense.

Stock Offering

In May 2006, we closed a public offering of 2,697,776 shares of our common stock, of which 2,005,991 shares were sold by the Company and 691,785 were sold by certain of our existing stockholders, at a price of $48.25 per share. The resulting $92.4 million in net proceeds included $1.7 million in proceeds from the exercise of stock options by existing stockholders and employees.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Bankrate and our wholly-owned subsidiaries, Wescoco LLC, Mortgage Market Information Services, Inc., Interest.com, and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd) after elimination of all intercompany accounts and transactions. See Note 7. Quarterly financial information for the years ended December 31, 2008 and 2007 are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the allowance for doubtful accounts receivable, share-based compensation, useful lives of intangible assets and intangible asset impairment, goodwill impairment, acquisition accounting, and contingencies have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Actual results could materially differ from those estimates.

Cash Equivalents

We consider all highly liquid debt investments purchased with an original maturity of less than three months to be cash equivalents. The carrying value of these investments approximates fair value. As of December 31, 2008, our cash equivalents consisted of approximately $40.4 million of U.S. Treasury securities with 30-day maturities. The remaining $5.7 million consisted of operating cash subject to the $250,000 FDIC insured deposit limit. We had $263,000 in cash outside of the United States as of December 31, 2008.

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

Intangible Assets

Intangible assets consist primarily of trademarks and URLs, software licenses, customer relationships, developed technologies and non-compete agreements acquired in connection with business combinations or asset acquisitions. Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerated bases. The asset categories and their estimated useful lives are as follows:

Years
Trademarks and URLs	5-20
Software licenses	2-3
Customer relationships	7-11
Agent/vendor relationships	3-5
Developed technologies	4-5
Non-compete agreements	3-5

We review our intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Impairment of Long-Lived Assets below for a discussion of impairment charges recorded in the fourth quarter of 2008.

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. We have determined that we have one segment with two reporting units, online publishing and print publishing and licensing. The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, an impairment loss equal to the difference will be recorded. In determining the fair value of our reporting units, we relied on the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly traded companies are valued using Market Values of Invested Capital (“MVIC”) multiples (i.e., MVIC to revenue, MVIC to earnings before interest and taxes, MVIC to cash flow, etc.) and then these MVIC multiples are applied to a company’s operating results to arrive at an estimate of value.

We completed our annual goodwill impairment test during the fourth quarter of 2008 and determined that the carrying amount of goodwill was not impaired. We did not recognize any goodwill impairment charges in 2008, 2007 or 2006.

Useful Lives and Impairment of Long-Lived Assets

We evaluate long-lived assets and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recorded in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

SFAS No. 142 also requires that intangible assets with finite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We continually monitor events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. In the fourth quarter of 2008, we recorded impairment charges of approximately $519,000 related to certain developed technology and Internet domain names that we have ceased using. We also recorded an impairment charge of approximately $1,914,000 related to customer relationships in our print publishing and licensing business due to the continuing trend of declining revenue and operating margins with no indications of improvement in the near future. After these impairment charges, there were no remaining intangible asset related to the print publishing and licensing business as of December 31, 2008.

Web Site Development

We account for our web site development costs under Emerging Issues Task Force Abstract (“EITF”) Issue Number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. The Company capitalized Web site development costs totaling $683,000 and $3.2 million during the years ended December 31, 2007 and 2008, respectively. These amounts are included in other assets in the accompanying consolidated balance sheets. Total capitalized costs will be amortized over a 36-month period once our redesigned web site is officially launched during the second quarter of 2009.

Basic and Diluted Earnings Per Share

We compute basic earnings per share by dividing net income for the year by the weighted average number of shares outstanding for the year. Diluted earnings per share includes the effects of dilutive common stock equivalents, consisting of outstanding share-based awards, unrecognized compensation expense and tax benefits in accordance with SFAS No. 123R, Share-Based Payment, to the extent the effect is not antidilutive, using the treasury stock method.

The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
(In thousands except share and per share data)	2008	2007	2006
Net income	$19,621	$20,054	$10,004

Weighted average common shares outstandings for basic earnings per share calculation	18,848,125	18,423,414	17,332,632
Additional dilutive shares related to share-based awards	650,084	932,625	513,122

Weighted average common shares and equivalents outstanding for diluted earnings per share calculation	19,498,209	19,356,039	17,845,754

Basic and diluted earnings per share:
Basic	$1.04	$1.09	$0.58
Diluted	$1.01	$1.04	$0.56

The weighted average number of common shares outstanding used in computing diluted net income per share for the years ended December 31, 2008, 2007 and 2006 includes the shares resulting from the dilutive effect of outstanding share-based awards. For the years ended December 31, 2008, 2007 and 2006, 716,500, 4,000 and 176,000 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. Additionally, 140,000 and 160,000 shares of restricted stock in 2008 and 2007, respectively, were excluded from the calculation of diluted net income since the vesting of those shares is contingent on achieving certain market conditions. See Note 3.

Share-Based Compensation

We account for share-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. We elected the modified prospective method of adoption on January 1, 2006, pursuant to which prior periods were not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date of SFAS No. 123R and are subsequently modified. Estimated compensation cost for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The adoption of SFAS No. 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 3 for further information regarding our share-based compensation assumptions and expense.

Deferred Compensation Plan

During 2002, we established a non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation liability (other non-current liabilities) was $148,000 and $187,000 at December 31, 2008 and 2007, respectively. We have established a grantor trust (Rabbi Trust) to provide funding for benefits payable under our non-qualified deferred compensation plan. The assets held in the trust at December 31, 2008 and 2007 amounted to $129,000 and $174,000, respectively. The Rabbi Trust’s assets consist of short-term cash investments and a managed portfolio of equity securities. These assets are included in other assets in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

We do not currently use derivative financial instruments in the normal course of our business. The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes as clarified by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies varies, adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of SFAS No. 109.

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

Revenue Recognition

Online revenue made up 95%, 88% and 80% of our total revenues in 2008, 2007, and 2006, respectively. Online advertising is the sale of advertising, sponsorships, and hyperlinks within our Online Network through Bankrate.com, Interest.com, Bankaholic.com, Mortgage-calc.com, CreditCardGuide.com, Nationwidecardservices.com, creditcardsearchengine.com, Savingforcollege.com, Feedisclosure.com,

Insureme.com, and Bankrate.com.cn (China). The print publishing and licensing business is primarily engaged in the sale of advertising in the Mortgage Guide and Deposit and CD Guide rate tables, newsletter subscriptions, and licensing of research information.

No single customer accounted for more than 10% of total revenue for the periods presented. No material revenues were generated outside of the United States.

Online Publishing Revenue

We sell graphic advertisements on our Online Network consisting primarily of leader boards, banners, badges, islands, posters and skyscraper advertisements. These advertisements are sold to advertisers according to the cost-per-thousand impressions (“CPM”) or cost-per-lead (“CPL”) the advertiser receives, and in fixed-billed campaigns. The amount of advertising we sell is a function of (1) the number of visitors to our Online Network, (2) the number of ad pages we serve to those visitors, (3) the click through rate of our visitors on hyperlinks, (4) the number of advertisements per page, (5) the rate at which visitors apply for financial product offerings, and (6) advertiser demand. Advertising sales are invoiced monthly at amounts based on specific contract terms. When the number of impressions over the contract term is guaranteed, the monthly invoiced amount is based on the monthly contractual number of impressions delivered at the contractual price or CPM. Revenue is recognized monthly based on the actual number of impressions delivered, and the revenue corresponding to any under-delivery is deferred as unearned income on the balance sheet and is recognized later when the under-delivery is served. When the number of impressions over the contract term is not guaranteed, the monthly invoiced amount is determined and revenue is recognized based on the actual number of impressions delivered at the contractual price or CPM. We also recognize revenue based on the actual number of leads generated in the month the lead is approved. Additionally, we generate revenue on a “per action” basis (i.e., a purchase or completion of an application) when a visitor to our Online Network transacts with one of our advertisers after viewing an advertisement. Revenue is recognized monthly based on the number of actions reported by the advertiser, subject to our verification. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the revenue earned from each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We also sell hyperlinks (interest rate table listings) on our Online Network on a cost-per-click, or CPC basis. Advertisers pay us each time a visitor to our Online Network clicks on a rate table listing, net of invalid clicks. We also sell text links on our rate pages to advertisers on a CPC basis. Advertisers enter an auction bidding process on a third-party web site for placement of their text link based on the amount they are willing to pay for each click through to their web site. We recognize revenue monthly for each text link based on the number of clicks, at the CPC contracted for, during the auction bidding process.

Print Publishing and Licensing Revenue

Print publishing and licensing revenue represents advertising revenue from the sale of advertising in the Mortgage Guide and CD & Deposit Guides (formerly called Consumer Mortgage Guide) rate tables, newsletter subscriptions, and licensing of research information. We charge a commission for placement of the Mortgage Guide and CD & Deposit Guides in a print publication. Advertising revenue and commission income is recognized when the Mortgage Guide and CD & Deposit Guides run in the publication. Revenue from our newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period.

We also earn fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters, and from providing rate surveys to institutions and government agencies. In addition, we license research data under agreements that permit the use of rate information we develop to advertise the licensee’s products in print, radio, television, and web site promotions. Revenue for these products is recognized ratably over the contract/subscription periods. Finally, we sell editorial free-standing inserts. A free-standing insert, or FSI, is a preprinted advertising booklet that is loosely inserted between the pages of a newspaper or magazine. We develop the FSIs with our editorial content, and then sell the sponsorship of the FSI to one or more advertisers.

Marketing Expenses

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs. Marketing costs are expensed as incurred.

Segment

Through the quarter ended September 30, 2008, we operated in two reportable business segments: online publishing, and print publishing and licensing. The online publishing segment was primarily engaged in the sale of advertising, sponsorships, leads and hyperlinks, and the print publishing and licensing segment is primarily engaged in the sale of advertising in the Mortgage Guide and Deposit and CD Guide rate tables, newsletter subscriptions, and licensing of research information. Prior to the acquisitions in 2007 and 2008 discussed in Note 7, the print publishing and licensing business represented as much as 20% of consolidated revenue for the year ended December 31, 2006. As discussed in Note 7, we acquired seven online businesses that significantly increased our online revenue by enhancing our existing product lines as well as adding lead generating businesses in the credit card and insurance product lines. Print publishing and licensing revenue dropped to under 5% of consolidated revenue for the quarter ended December 31, 2008. In integrating our 2007 and 2008 acquisitions, we made certain changes in our organizational structure, including the review by our chief operating decision maker of our financial information presented on a consolidated basis, and determined that we now operate as one reportable segment.

We evaluate the operating performance of our business as a whole. Our chief operating decision maker (i.e., chief executive officer) reviews financial information presented on a consolidated basis, accompanied by disaggregated product revenues for purposes of allocating resources and evaluating financial performance. There are no business unit managers who are held accountable by our chief operating decision-maker, or anyone else, for operations, operating results, budgeting and strategic planning for levels or components below the consolidated unit level.

Comprehensive Income

Comprehensive income is the same as net income for each of the years ended December 31, 2008, 2007, and 2006.

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful lives of recognizable intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or within a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact on our current consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We will adopt SFAS No. 141R beginning January 1, 2009 and will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). This standard clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We will adopt SFAS No. 160 beginning January 1, 2009 and do not expect a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for us beginning in the first fiscal quarter of 2008 although earlier adoption was permitted. We do not currently have any instruments eligible for the fair value option and therefore the adoption of SFAS No. 159 did not impact our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”, which defines fair value of certain assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but may change current practice for certain entities. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statements 157”, which delays the effective date of SFAS No. 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Although we will continue to evaluate the application of SFAS No. 157, we do not believe adoption will have a material impact on our consolidated financial statements.

Note 3—Share-Based Compensation

Stock Options

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of incentive and non-qualified stock options and restricted stock. Until June 17, 2008, when our stockholders approved the 2008 Equity Compensation Plan (the “2008 Plan”), we granted stock options from the Second Amended and Restated 1999 Equity Compensation Plan (the “1999 Plan”) and the 1997 Equity Compensation Plan (the “1997 Plan”). The 1997 Plan terminated in 2007 and the 1999 Plan will terminate in March 2009. Under the 2008 Plan, the Compensation Committee of the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The 2008 Plan was authorized to grant share-based awards for up to 1,500,000 shares of our common stock. The purpose of the 2008 Plan is to advance our interests by providing eligible participants in the 2008 Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders. The 2008 Plan is intended to accomplish these goals by enabling us to grant awards in the form of stock options, stock appreciation rights, restricted or unrestricted stock, restricted or unrestricted stock units, performance awards, any other awards that are convertible into or otherwise based on our common stock, or cash awards.

The exercise price of any option grant shall be determined by the Board of Directors and may be equal to, greater than, or less than the fair market value of the stock on the grant date. An incentive stock option may not be granted to an employee who at the time of the grant owns more than 10% of the total combined voting power of all classes of our stock, unless the exercise price is not less than 110% of the fair market value of the stock on the date of the grant. Options granted generally vest over various periods ranging from 1 to 5 years and expire between 7 and 10 years after the date of grant.

As of December 31, 2008, 1,399,000 and 66,916 shares were available for grant under the 2008 Plan and the 1999 Plan, respectively. Stock options exercisable into 102,500 shares were granted under the 2008 Plan in 2008. Stock options exercisable into 585,000, 466,500 and 732,000 shares, respectively, were granted under the 1999 Plan in 2008, 2007 and 2006, respectively. No stock options were granted under the 1997 Plan during the years ended December 31, 2007 and 2006.

Restricted Stock

In April 2007, we awarded 200,000 shares of restricted common stock to seven executive officers. The awards have an eight-year term and only vest if, at any point during the term of the award, the closing price of our stock is at or above the following specific thresholds for ninety consecutive days; $44.00—25% of award shares vest; $50.00—33% of award shares vest; $56.00—remaining 42% of award shares vest. Once the specific threshold has been satisfied, the applicable percentage of award shares vest as follows; one-third upon satisfying the incremental threshold; one-third on the first anniversary of satisfying the incremental threshold; and the remaining one-third on the second anniversary of satisfying the incremental threshold. The awards also vest on a change in control provided certain conditions are met. We valued the awards using a Monte Carlo simulation model that used the following assumptions: volatility factor—61.8% based on a weighted average of historical stock price volatility and implied volatility in market traded options; risk-free interest rate—4.73% on U.S. Treasury constant maturity issues having remaining terms similar to the expected term of the awards; and the dividend yield is 0%. The weighted average grant date fair value was $35.59 and the weighted average expected time to vest as of grant date was 2.37 years.

In April 2008, all seven restricted stock award agreements were amended to provide for vesting of 40,000 shares as follows: 10,000 shares upon the earlier of (i) the date on which the $44 threshold is satisfied or (ii) April 30, 2009; 13,200 shares upon the earlier of (i) the date on which the $50 threshold is satisfied or (ii) April 30, 2009; and 16,800 shares upon the earlier of (i) the date on which the $56 threshold is satisfied; or (ii) April 30, 2009. The incremental share-based compensation expense related to the modification was approximately $91,000.

In August 2008, a restricted stock award agreement for 25,000 shares was amended pursuant to the terms of a Severance and General Release Agreement (the “Agreement”) for one of the executive officers. The Agreement provided for post-termination vesting of 5,000 shares on April 30, 2009. The grant date fair value of the 20,000 shares forfeited was approximately $712,000. Approximately $158,000 of compensation expense was recorded related to the modification and approximately $307,000 of previously recognized compensation expense was reversed.

Share-based compensation expense for the years ended December 31, 2008 and 2007 included approximately $2,841,000 and $2,359,000, respectively, related to the restricted stock awards. Additionally, as of December 31, 2008, there was approximately $1.4 million of unrecognized compensation costs, adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately 0.8 year, related to non-vested restricted stock awards. No restricted stock award shares were vested as of December 31, 2008.

In February 2009, all six restricted stock award agreements were again amended to provide for vesting of the remaining 140,000 shares as follows: 35,000 shares upon the earlier of (i) the date on which the $44 threshold is satisfied or (ii) April 30, 2009; 35,000 shares upon the earlier of (i) the date on which the $50 threshold is satisfied or (ii) April 30, 2010; 35,000 shares upon the earlier of (i) the date on which the $56 threshold is satisfied or (ii) April 30, 2011; and 35,000 shares upon the earlier of (i) the date on which the $56 threshold is satisfied or (ii) April 30, 2012. The incremental share-based compensation expense related to the modification, if any, will be calculated and recorded in the first quarter of 2009. In addition, in February 2009, we granted 110,000 shares of restricted stock vesting over a 4-year period to 3 senior executives.

Share-Based Compensation

As described in Note 2, we currently use the Black-Scholes option pricing model to determine the fair value of our stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the price of our common stock, as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, expected dividends and the estimated forfeiture rate.

We estimated the expected term of outstanding stock options by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. We currently use the simplified method to estimate the expected term for employee stock option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for stock options granted after December 31, 2007. We adopted SAB 110 effective January 1, 2008 and will continue to apply the simplified method until enough historical experience is available to provide a reasonable estimate of the expected term for stock option grants. We estimated the volatility of our common stock by using a weighted average of historical stock price volatility and implied volatility in market traded options in accordance with SAB 107. The decision to use a weighted average volatility factor was based upon the relatively short period of availability of data on actively traded options on our common stock, and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We based the risk-free interest rate used in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The following table provides the fair value of the stock options granted during the years ended December 31, 2008, 2007, and 2006 using the Black-Scholes option pricing model together with a description of the weighted average assumptions used to calculate the fair value. For the year ended December 31, 2008, the risk free interest rates used ranged from 2.66 % to 3.66%, and the expected volatility factors ranged from 53.6% to 61.4%.

	Year Ended December 31,
	2008	2007	2006
Weighted average grant date fair value	$25.54	$27.01	$20.90
Expected volatility	58%	58%	70%
Risk free rate	2.9%	4.8%	4.7%
Expected lives	4.99 years	4.75 years	4.75 years
Expected dividend yield	0%	0%	0%

The share-based compensation expense, including the related income tax benefits, for stock options and restricted stock awards recognized in our consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 was as follows:

(In thousands)	Year Ended December 31,
Income Statement Classifications	2008	2007	2006
Cost of revenue:
Online publishing	$1,798	$1,984	$1,077
Print publishing and licensing	165	159	148
Operating expenses:
Sales	2,206	1,334	662
Marketing	760	630	—
Product development	1,068	803	474
General and administrative	7,420	6,299	6,363

Total share-based compensation expense	13,417	11,209	8,724
Income tax benefit	(4,053)	(3,475)	(2,109)

Share-based compensation expense, net of tax	$9,364	$7,734	$6,615

Pursuant to the income tax provisions of SFAS No. 123R, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. As of December 31, 2008, there was approximately $19.9 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, which will be recognized over a weighted average period of approximately 3.03 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The total fair value of stock options that vested during the years ended December 31, 2008, 2007, and 2006 was approximately $8.0 million, $8.5 million and $6.1 million, respectively.

Stock option activity during the years ended December 31, 2008, 2007, and 2006 was as follows:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2005	2,631,955	$0.85 to $32.25	$12.69
Granted	732,000	$28.91 – $47.47	$34.66
Exercised	(360,668)	$0.85 – $32.25	$13.45
Forfeited	(253,697)	$0.85 – $35.75	$39.98
Expired	—	—	—

Balance, December 31, 2006	2,749,590	$0.85 – $47.47	$17.08
Granted	466,500	$27.26 – $40.36	$34.44
Exercised	(651,197)	$0.85 – $42.33	$16.77
Forfeited	(180,209)	$12.63 – $38.43	$29.75
Expired	—	—	—

Balance, December 31, 2007	2,384,684	$0.85 – $47.47	$19.61
Granted	687,500	$38.90 – $53.68	$49.04
Exercised	(105,592)	$0.85 – $38.43	$18.91
Forfeited	(122,982)	$14.96 – $53.68	$47.87
Expired	—	—	—

Balance, December 31, 2008	2,843,610	$0.85 – $53.68	$25.52	$42,283,000

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $2.3 million, $21.1 million, and $11.1 million, respectively, and is calculated as the difference between the market value on the date of exercise and the exercise price of the stock options. The aggregate intrinsic value is calculated as the difference between the market value as of December 31, 2008 of $38.00 and the exercise price of the stock options.

Additional information with respect to outstanding options as of December 31, 2008 was as follows:

	Options Outstanding		Options Exercisable
Prices	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Number of Shares	Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
$0.85 – $8.46	822,373	2.60	822,373	$7.46	2.60
$10.01 to $13.32	409,535	2.73	409,535	$10.69	2.73
$14.96 to $18.44	125,239	3.18	110,076	$18.31	3.17
$26.98 to $32.75	363,835	4.72	169,092	$29.56	4.59
$35.75 to $40.36	415,128	5.00	218,199	$36.93	4.84
$40.42 to $53.68	707,500	5.32	132,666	$43.28	4.92

	2,843,610	4.40	1,861,941	$13.26	3.27	$40,115,000

Note 4—Financial Statement Details

Allowance for doubtful accounts—

	For year ended December 31,
(In thousands)	2008	2007	2006
Balance, beginning of year	$2,290	$2,155	$1,631
Provision	1,225	941	1,226
Write-offs	(1,961)	(830)	(702)
Recoveries	12	24	—

Balance, end of year	$1,566	$2,290	$2,155

Furniture, fixtures and equipment—

	December 31,
(In thousands)	2008	2007
Furniture, fixtures and equipment consisted of the following:
Furniture and fixtures	$739	$704
Computers and software	6,210	4,410
Equipment	237	192
Leasehold improvements	637	618

	7,823	5,924
Less accumulated depreciation and amortization	(5,302)	(4,122)

	$2,521	$1,802

Depreciation expense was $1,167,000, $855,000, and $744,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Intangible Assets—

Intangible assets consisted of the following at December 31, 2008:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and URLs	$46,445	$(1,537)	$44,908	17.6
Software licenses	7	(7)	—	2.5
Customer relationships	32,100	(5,066)	27,034	9.0
Agent/vendor relationships	6,800	(2,207)	4,593	4.4
Developed technology	6,700	(1,241)	5,459	4.8
Non-compete agreements	1,698	(345)	1,353	4.7

	$93,750	$(10,403)	$83,347	12.5

Intangible assets consisted of the following at December 31, 2007:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and URLs	$7,768	$(544)	$7,224	17.7
Software licenses	569	(560)	9	2.5
Customer relationships	20,500	(2,570)	17,930	8.6
Developed technology	1,900	(356)	1,544	4.4
Non-compete agreements	981	(203)	778	4.4

	$31,718	$(4,233)	$27,485	10.3

Amortization expense was $7,967,000, $1,876,000, and $1,658,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Future amortization expense as of December 31, 2008 is expected to be:

Year Ending December 31,	Amortization Expense
(In thousands)
2009	$10,751
2010	10,401
2011	9,351
2012	8,478
2013	5,911
Thereafter	38,455

Total expected amortization expense of intangible assets	$83,347

Accrued Expenses—

Accrued expenses consisted of the following:

	December 31,
(In thousands)	2008	2007
Accrued payroll and related benefits	$521	$2,920
Vacation	411	343
Sales commissions	339	294
Marketing	123	670
Due to distribution partners	1,302	1,323
Acquisition related payables	—	1,094
Professional fees	854	157
Deferred rent	472	381
Legal fees	109	289
Income taxes	1,025	—
Other	509	621

	$5,665	$8,092

Note 5—Income Taxes

Income before income taxes includes a loss from foreign operations of approximately $712,000 and $238,000 for the years ended December 31, 2008 and 2007, respectively. The components of the income tax expense are as follows:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Current:
Federal	$15,179	$13,007	$2,850
State	3,544	2,856	553

Total current	18,723	15,863	3,403

Deferred:
Federal	(3,284)	(1,335)	2,757
State	(455)	(189)	751
Foreign	59	(59)	—

Total deferred	(3,680)	(1,583)	3,508

Total income tax expense	$15,043	$14,280	$6,911

The difference between income tax expense computed at the statutory rate and the reported income tax expense is as follows:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Income taxes at statutory rate	$12,133	$12,017	$5,751
State income taxes, net of federal benefit	2,068	1,674	861
Share-based compensation expense	945	175	523
Non deductible items, change in rates and other	(103)	414	(224)

Total income tax expense	$15,043	$14,280	$6,911

Our effective rate differs from the statutory federal income tax rate, primarily due to state income taxes and the effect of share-based compensation expense for incentive stock options.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2008	2007
Deferred tax assets:
Current—
Allowance for doubtful accounts	$644	$713
Accrued expenses	172	105
Net operating loss carryforwards	—	60

	816	878
Long-term—
Share-based compensation	8,598	4,747

Total gross deferred tax assets	9,414	5,625
Deferred tax liabilities:
Long-term—
Depreciation and amortization	(1,185)	(1,076)

Net deferred tax assets	$8,229	$4,549

As required by SFAS No. 109, Accounting for Income Taxes, we recognize tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Based upon a sustained trend of historical earnings, management believes it is more likely than not that we will realize the benefits of its net deferred tax assets, and thus no valuation allowance was recorded at December 31, 2008 or 2007.

As of December 31, 2008, we had no net operating loss carryforwards (“NOL”) for income tax purposes as we utilized approximately $9,676,000 of all remaining state NOLs in 2007.

We adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN No. 48, which clarifies SFAS No. 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we did not recognize a change in the liability for unrecognized tax benefits.

There were no unrecognized tax benefits as of January 1, 2008, and there have been no material changes in unrecognized tax benefits through December 31, 2008.

We are subject to income taxes in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2004.

There are no accruals for the payment of interest and penalties at December 31, 2008. We would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Note 6—Commitments and Contingencies

Leases

On May 14, 2008, we entered into a lease for approximately 4,900 square feet of office space in Chicago, Illinois commencing on December 1, 2008. The lease term expires on August 31, 2012. We initially paid a $79,000 refundable security deposit which was replaced with an irrevocable letter of credit secured by the cash deposit.

On January 20, 2006, we entered into a lease for approximately 8,800 square feet of office space on Madison Avenue, New York, New York. The initial lease term is for 10 years and six months. We initially paid a $210,000 refundable security deposit which was replaced with an irrevocable letter of credit secured by the cash deposit.

On November 3, 2005, we entered into a lease for approximately 21,000 square feet of office space in North Palm Beach. The initial lease term is for 10 years with an option to renew for one additional 5-year term.

We lease approximately 520 square feet in San Francisco, California, that is used as a sales office, under the terms of a lease which expires on April 30, 2009, and lease office space in Sherman Oaks, California on a month-to-month basis.

In connection with the acquisition of certain assets and liabilities of NCS, we assumed a lease for approximately 6,400 square feet of office space in Memphis, Tennessee, from the former owners of NCS. The initial lease term expires on December 31, 2011.

In connection with the acquisition of certain assets and liabilities of SFC, we entered into a sublease with the SFC seller for approximately 1,900 square feet of office space in Pittsford, New York. The initial lease term expires on March 31, 2009.

Total rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $2,007,000, $1,728,000 and $1,101,000, respectively.

We recognize rent expense for operating leases with periods of free rent (including construction periods), step rent provisions and escalation clauses on a straight-line basis over the applicable lease term. We consider lease renewals in the useful life of our leasehold improvements when such renewals are reasonably assured. We take these provisions into account when calculating minimum aggregate rental commitments under non-cancelable operating leases. Future minimum lease payments under non-cancelable operating leases having initial lease terms in excess of one year as of December 31, 2008 were:

(In thousands)	Operating Leases
Year Ending December 31,
2009	$1,613
2010	1,209
2011	1,230
2012	1,091
2013	1,018
Thereafter through 2016	2,751

Total minimum lease payments	$8,912

Distribution Agreements

We have various agreements with advertisers, content providers and other web sites that require us to feature such parties exclusively in certain sections of our web site.

Legal Proceedings

Lower Fees, Inc. Litigation

On or about November 20, 2008, Lower Fees, Inc. filed in the Circuit Court in and for Palm Beach County, Florida a civil action against us and our Chief Executive Officer and our Chief Financial Officer. The complaint is designated as an “Amended Complaint,” even though a complaint had not been served on us previously. The one-count Amended Complaint alleges “fraud in the inducement” by the defendants in respect of us having entered into an asset purchase agreement with Lower Fees, Inc., dated February 5, 2008. Pursuant to that agreement, we purchased certain assets and assumed certain liabilities of Lower Fees, Inc., and made a cash payment of the consideration specified in the agreement. The Amended Complaint is for unspecified monetary relief.

On December 15, 2008, we filed a motion to dismiss the Amended Complaint because we believe the material allegations of the complaint are baseless and fail to state a cause of action. The court has set a hearing on the motion to dismiss for March 23, 2009. We believe that the allegations in the Amended Complaint are without merit and intend to vigorously defend against them.

Because the outcome of this suitis uncertain at this time, we cannot estimate the amount of loss, if any, that could result from an adverse resolution of this matter.

BanxCorp Litigation

On July 20, 2007, BanxCorp, a privately held company located in White Plains, New York, filed a complaint against us in the United States District Court for the District of New Jersey. The complaint alleged that we engaged in a plan of misconduct that has unreasonably restrained trade and substantially lessened competition in the marketplace, thereby monopolizing trade and commerce. BanxCorp alleged that we engaged in predatory pricing, vendor lock-in, exclusionary product and distribution bundling and tie-in arrangements, anticompetitive acquisitions and market division agreements.

The action brought by the complaint is for unspecified equitable and monetary relief under the Sherman and Clayton Acts, including treble damages, and under state statutes, including the New Jersey Antitrust Act.

On October 19, 2007, we filed a motion to dismiss the complaint for failure to state a claim upon which relief could be granted. On July 7, 2008, the Court issued an opinion, in which it found that the complaint failed to state claims under the Sherman Act, but denied the motion to dismiss and directed the plaintiff to file an amended complaint providing greater detail regarding the Sherman Act claims and certain other claims. On August 21, 2008, the plaintiff filed its first amended complaint. In the First Amended Complaint, the plaintiff added new causes of action under the Sherman Act. We moved to dismiss the First Amended Complaint. While that motion was pending, on October 31, 2008 the plaintiff filed its Second Amended Complaint, in which it alleges violations of the Sherman Act, the Clayton Act, and New Jersey State antitrust laws. We believe that the allegations in the Second Amended Complaint are without merit, intend to vigorously defend against them, and have moved to dismiss the Second Amended Complaint. That motion is currently pending.

Because the outcome of the suit is uncertain at this time, we cannot estimate the amount of loss, if any, that could result from an adverse resolution of this matter.

American Interbanc Mortgage Litigation

On October 9, 2006, we entered into a Confidential Final Settlement Agreement and Mutual Release with American Interbanc Mortgage, LLC (“AI”) in settlement of the claims pending against us in the lawsuit filed in the Superior Court of California in March 2002. AI had originally filed suit against several of our competitors (but not us) who advertised on Bankrate.com alleging false advertising under the Lanham Act, common law unfair competition, and violations of certain sections of the California Business and Professional Code. AI later amended its complaint to include us as a defendant, alleging, in short, that we conspired with the co-defendants to allow the co-defendants to engage in false advertising on Bankrate.com while prohibiting AI to advertise on Bankrate.com. AI sought damages of at least $16.5 million, to have those damages tripled, and “reasonable attorneys fees pursuant to 15 U.S.C. Section 1117(b) and California Business and Professional Code Section 16750(a),” and costs.

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

From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business. In accordance with U.S. generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies. We expense legal costs as incurred.

Other Commitments

We have executed employment agreements with nine key executives, including our President and Chief Executive Officer, between January 2004 and September 2006. Each employment agreement provides for a minimum annual base salary, an annual bonus contingent on our achieving certain performance criteria, and severance provisions ranging from six months to one year’s annual base salary. Under the terms of the employment agreements, the individuals are entitled to receive minimum annual base salaries of $2.4 million in the aggregate.

Note 7—Acquisitions

On September 23, 2008, we completed the acquisition of certain assets and liabilities of Blackshore Properties, Inc. (“Blackshore”), a California corporation, for $12.4 million in cash with an additional $2.5 million in potential cash earn-out payments based on achieving certain performance metrics over the next twelve months. The principal asset of Blackshore was its web site, Bankaholic.com (“Bankaholic”), which offers consumers rate and product information as well as research tools on a variety of financial products including mortgage loans and lender information, certificates of deposit, money market accounts, savings accounts, credit cards, insurance quotes and college savings plans. We paid $11.9 million in cash on September 23, 2008, and $500,000 in cash was placed in escrow to satisfy certain indemnification obligations of Blackshore and its sole shareholder. The purchase price was paid with cash on hand. No cash earn-out payments or escrow payments have been made to date. The acquisition was accounted for as a purchase and the results of operations of Bankaholic are included in our consolidated results from the acquisition date. In the third quarter of 2008 we estimated the fair values of identified assets acquired and recorded approximately $12.4 million in intangible assets consisting of $12 million for the Internet domain name, $347,000 for the customer list and $75,000 for the non-compete agreement. In the fourth quarter of 2008, approximately $4.7 million was reclassified from Internet domain name to goodwill based on valuation work that was completed in the fourth quarter of 2008.

On September 5, 2008, we completed the acquisition of certain assets and liabilities of LinkSpectrum Co., a North Carolina corporation, for $34.1 million in cash with an additional $10 million in potential cash earn-out payments based on achieving certain financial performance metrics over the next two years. The principal asset of LinkSpectrum Co. was its web site, CreditCardGuide.com (“CCG”), which offers consumers the ability to shop, compare and apply for credit cards online. We paid $30.9 million in cash on September 5, 2008, and $3.2 million in cash was placed in escrow to satisfy certain indemnification obligations of LinkSpectrum Co. and its sole shareholder. The purchase price was paid with cash on hand. No cash earn-out payments or escrow payments have been made to date. The acquisition was accounted for as a purchase and the results of operations of CCG are included in our consolidated results from the acquisition date. No goodwill was recorded as the excess cost over the value of assets acquired was equal to the fair value of identified intangible assets. Approximately $32.2 million was recorded as intangible assets consisting of Internet domain name—$31.1 million; customer relationships—$900,000; and non-compete agreement—$200,000.

On February 5, 2008, we completed the acquisition of certain assets and liabilities of InsureMe, Inc., a Colorado corporation (“InsureMe”), for $65 million in cash with an additional $20 million in potential cash earn-out payments based on achieving certain performance metrics over the next two years. InsureMe, based in Englewood, Colorado, operates a web site and a network of hundreds of affiliates that offer consumers competitive insurance rates for auto, home, life, health and long-term care. The Company paid $58.5 million in cash on February 5, 2008, and $6.5 million in cash was placed in escrow to satisfy certain indemnification obligations of InsureMe and its shareholders. The purchase price was paid with cash on hand. No escrow payments have been made to date. We paid the InsureMe sellers a $10 million earn-out payment in February 2009 related to the year ended December 31, 2008 which was recorded as additional goodwill. The acquisition was accounted for as a purchase and the results of operations of InsureMe are included in our consolidated results from the acquisition date. We recorded approximately $40.9 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. We expect goodwill to be amortizable and deductible for income tax purposes. Approximately $24.1 million was recorded as intangible assets consisting of customer relationships—$12.0 million; agent relationships— $4.9 million; developed technology—$4.6 million; affiliated network—$1.9 million; non-compete agreements—$590,000; and Internet domain name—$130,000.

Also on February 5, 2008, we acquired certain assets and liabilities of Lower Fees, Inc., a California corporation d/b/a Fee Disclosure (“Fee Disclosure”), for $2.85 million in cash and an additional amount in potential cash earn-out payments based on the achievement of certain financial performance metrics over the next five years. The purchase price was paid with cash on hand. No cash earn-out payments have been made to date. Fee Disclosure, based in Westlake Village, California, has developed a patent pending online portal to create an open marketplace to break down complicated vendor fees associated with the mortgage process. Fee Disclosure empowers consumers with comprehensive information to make informed real estate decisions and reduce their real estate and mortgage transaction costs. The purchase price was paid with cash on hand. The acquisition was accounted for as a purchase and the results of operations of Fee Disclosure are included in our consolidated results from the acquisition date. Approximately $635,000 in goodwill was recorded by us, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. We expect goodwill to be amortizable and deductible for income tax purposes. Approximately $2.2 million was recorded as intangible assets consisting of customer relationships—$1.1 million; developed technology—$1.0 million; and Internet domain name—$130,000. See Note 6 regarding legal proceedings related to this acquisition.

The following unaudited pro forma data summarizes the results of operations for the periods presented as if the acquisitions of InsureMe, Fee Disclosure, CCG and Bankaholic had been completed on January 1, 2007. The unaudited pro forma data give effect to the actual operating results of these acquired operations prior to the acquisitions and adjustments to interest income, intangible assets and income taxes. These unaudited pro forma amounts are not intended to be indicative of the results that would have been actually reported if the acquisitions had occurred on January 1, 2007, or that may be reported in the future.

(Unaudited)

	Year Ended December 31,
(In thousands except share and per share amounts)	2008	2007
Total revenue	$175,909	$158,125

Income from operations	$36,425	$25,256

Net income	$21,414	$15,469

Basic and diluted net income per share:
Basic	$1.14	$0.84
Diluted	$1.10	$0.80

Shares used in computing basic net income per share	18,848,125	18,423,414
Shares used in computing diluted net income per share	19,498,209	19,356,039

We determined the fair value of the intangible assets and the resulting goodwill in the purchase price allocations for the acquisitions. These valuations principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. Purchase price allocations for business combinations accounted for under the purchase method of accounting in 2008 were as follows:

(In thousands)
Property and equipment	$224
Goodwill	56,285
Customer relationships	14,000
Agent/vendor relationships	6,800
Developed technologies	5,600
Internet domain names	38,860
Non-compete agreements	987
Accounts receivable and other assets acquired	4,027
Accounts payable, accrued expenses and other liabilities assumed	(13,081)

Cash used in business acquisitions, net of cash acquired	$113,702

The weighted average amortization periods for intangible assets recorded in the InsureMe, Fee Disclosure, CCG and Bankaholic acquisitions are as follows:

Years
Trademarks and URLs	17.0
Customer relationships	10.3
Agent/vendor relationships	4.4
Developed technologies	5.0
Non-compete agreements	4.5
Total	8.6

On December 7, 2007, we completed the acquisition of certain assets and liabilities of Nationwide Card Services, Inc., a Tennessee corporation (“NCS”), for $27.4 million in cash. We paid $23.9 million in cash to the sellers and $3.5 million was placed in escrow to satisfy certain indemnification obligations of the NCS sellers. The purchase price was paid with cash on hand. Section 2.9 of the NCS Agreement calls for potential Earn-Out Payments of up to $7 million through December 31, 2009 based on the achievement of certain financial performance metrics. We paid the $3.5 million escrow amount in 2008. We will also pay the NCS sellers a $1.75 million Earn-Out Payment in April 2009 related to the year ended December 31, 2008 which was recorded as additional goodwill. The acquisition was accounted for as a purchase and the results of operations of NCS are included in our consolidated results from the acquisition date Approximately $13.2 million in goodwill was recorded by us, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. We expect goodwill to be amortizable and deductible for income tax purposes. Approximately $13.1 million was recorded as intangible assets consisting of customer and affiliate relationships—$10.5 million; developed technology—$1.1 million; non-compete agreements—$700,000; and Internet domain name—$500,000. Additionally, the NCS sellers owe us approximately $62,000 for uncollected pre-acquisition accounts receivable which is included in other assets in our consolidated balance sheet as of December 31, 2008.

On December 5, 2007, we completed the acquisition of certain assets and liabilities of Savingforcollege.com, LLC, a New York limited liability company (“SFC”), for $2.3 million in cash. We paid $1.9 million to the SFC sellers and $400,000 was placed in escrow to satisfy certain indemnification obligations of the SFC sellers. The purchase price was paid with cash on hand. Section 2.9 of the SFC Agreement calls for potential Earn-Out Payments of up to $2 million through December 31, 2010 based on the achievement of certain financial performance metrics. We paid the $400,000 escrow amount in 2008 and no Earn-Out payments have been made to date. The acquisition was accounted for as a purchase and the results of operations of SFC are included in our consolidated results from the acquisition date. Approximately $521,000 in goodwill was recorded by us, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. We expect goodwill to be amortizable and deductible for income tax purposes.

The following unaudited pro forma data summarizes the results of operations for the periods presented as if the acquisitions of NCS and SFC had been completed on January 1, 2006. The unaudited pro forma data give effect to the actual operating results prior to the acquisitions and adjustments to interest income, intangibles and income taxes. These unaudited pro forma amounts are not intended to be indicative of the results that would have been actually reported if the acquisitions had occurred on January 1, 2006, or that may be reported in the future.

(Unaudited)

	Year Ended December 31,
(In thousands except share and per share amounts)	2007	2006
Total revenue	$126,737	$102,889

Net income	$20,150	$8,149

Basic and diluted earnings per share:
Basic	$1.09	$0.47
Diluted	$1.04	$0.46
Weighted average common shares outstanding
Basic	18,423,414	17,332,632
Diluted	19,356,039	17,845,754

On August 4, 2006, we completed the acquisition of a group of assets that consists of three web sites (Mortgage-calc.com, Mortgagecalc.com and Mortgagemath.com, collectively “Mortgage-calc.com”) owned and operated by East West Mortgage, Inc. for $4.4 million in cash. The acquisition was funded with cash on hand. As a result of the acquisition, approximately $4,411,000 in intangible assets was recorded by us, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired.

Note 8—Employee Benefit Plan

We sponsor a 401(k) plan for certain employees over the age of 18 who have completed a minimum of 12 months of employment. We make safe-harbor contributions of 3.0% of an employee’s salary. Our contributions totaled approximately $556,000, $413,000 and $400,000 in 2008, 2007 and 2006, respectively.

Note 9—Stock Repurchase Plan

In April 2008, our board of directors approved a stock repurchase plan (the “Repurchase Plan”). According to the terms of the Repurchase Plan, we may repurchase up to $50 million of our outstanding common stock. Stock repurchases under the Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using our working capital. The timing and amount of specific repurchases are subject to the requirements of the Securities and Exchange Commission, market conditions, alternative uses of capital and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of shares and the Repurchase Plan may be limited or terminated at any time without prior notice. Shares of stock repurchased under the Repurchase Plan will be cancelled. As of December 31, 2008, 165,000 shares were purchased for an average price of $26.57 per share under the Repurchase Plan and were subsequently retired.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation our management, including the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management (“management”) is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Management has concluded that, as of December 31, 2008, we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as amended. Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008, nor subsequent to the date of their evaluation, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bankrate, Inc.

We have audited Bankrate, Inc.’s (a Florida corporation) (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 13, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2008.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2008.

Equity Compensation Plan Information

The following table sets forth certain information relating to the shares of common stock that may be issued under our stock-based incentive plans at December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by securities holders (A)	3,023,610	$25.52	1,543,865
Equity compensation plans not approved by securities holders	—	—	—

Total	3,023,610	$25.52	1,543,865

(A)	Includes 180,000 shares of restricted stock awards. See footnote 3 in Notes to Consolidated Financial Statements in Item 8.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2008.

Item 15.	Exhibits and Financial Statement Schedules

Documents Filed as Part of This Report:

(1)	Financial Statements.

See Index to Financial Statements under Item 8.

(2)	Financial Statement Schedules.

All financial statement schedules have been omitted since the required information is not applicable or is included in the consolidated financial statements or notes thereto.

(3)	Exhibits.

The exhibits to this report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are incorporated by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

Exhibits	Description
2.1	Agreement and Plan of Reorganization dated November 20, 2005, by and among Registrant FastFind, LLC, and Wescoco LLC—incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 12/6/05) (No. 0-25681).

2.2	Agreement and Plan of Merger dated November 20, 2005, by and among Registrant Sub 1, Sub 2, Mortgage Market Information Services, Inc. and Interest.com, Inc., Scarlett Enterprises, Ltd., and James R. De Both—incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 12/6/05) (No. 0-25681).

2.3	Asset Purchase Agreement by and among Registrant East West Mortgage, Inc., The Doug Bui Family Trust (2006), and Doug Bui, dated August 4, 2006 (the schedules and exhibits were omitted pursuant to Item 601(b)(2) of Regulation S-K)—incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 10-Q (filed 8/9/06) (No. 0-25681).

2.4	Asset Purchase Agreement by and among Registrant Nationwide Card Services, Inc., and Ronnie H. Fowler, Scott A. Langdon, Robert E. Langdon, Dixon G. Schafer, and James Rumptz, effective as of November 30, 2007 (the schedules and exhibits were omitted pursuant to Item 601(b)(2) of Regulation S-K)—incorporated herein by reference to Exhibit 2.4 of the registrant’s Form 10-K (filed 3/17/08) (No. 0-25681) #

2.5	Asset Purchase Agreement by and among Registrant InsureMe, Inc., Tim A. McTavish, Robin L. Paquette, Michael T. Sajdak, McTavish Family Irrevocable Trust and Paquette Family Irrevocable Trust, effective as of February 1, 2008 (The schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K)—incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 10-Q (filed 5/12/08) (No. 0-25681). #

2.6	Asset Purchase Agreement, effective as of September 1, 2008 by and among the Registrant, LinkSpectrum Co., and Rafael David (The schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K)—incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K (filed 9/11/08) (No. 0-25681).

2.7	Asset Purchase Agreement, effective as of September 23, 2008, by and among the Registrant, Blackshore properties, Inc. and Johns Wu (The schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K)—incorporated herein by reference to Exhibit 2.2 of the Registrant’s Form 10-Q (filed 11/10/08) (No. 0-25681).

3.1	Amended and Restated Articles of Incorporation incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form S-1/A (filed 4/16/99) (No. 333-74291).

Exhibits	Description
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation—incorporated herein by reference to Exhibit 2.2 of the Registrant’s Form 10-Q (filed 11/13/00) (No. 0-25681).

3.3	Amended and Restated Bylaws—incorporated herein by reference to Exhibit 3.1(i) of the Registrant’s Form 8-K (filed 10/4/07) (No. 0-25681).

10.1	Executive Employment Agreement effective June 21, 2004, between Thomas R. Evans and the Registrant—incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (filed 6/30/04) (No. 0-25681). *

10.2	Executive Employment Agreement effective July 15, 2004, between Bruce J. Zanca and the Registrant—incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-K (filed 3/16/05) (No. 0-25681). *

10.3	Executive Employment Agreement effective October 4, 2004, between Steve Horowitz and the Registrant—incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-K (filed 3/16/05) (No. 0-25681). *

10.4	Bankrate, Inc. Second Amended and Restated 1999 Equity Compensation Plan—incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on Form 14A (filed 4/30/07) (No. 0-25681). *

10.5	Form of Stock Option Agreement under the 1997 Equity Compensation Plan and 1999 Compensation Plan—incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form S-1 (filed 2/11/99) (No. 333-74291). *

10.6	Executive Employment Agreement dated January 1, 2004 between Robert J. DeFranco and Registrant—incorporated herein by reference to Exhibit 10.15 on Registrant’s Form 10-K (filed 3/15/04) (No. 0-25681). *

10.7	Executive Employment Agreement dated May 31, 2005 between Daniel P. Hoogterp and Registrant—incorporated herein by reference to Exhibit 10.1 on Registrant’s Form 10-Q (filed 8/9/05) (No. 0-25681). *

10.8	Lease Agreement dated November 3, 2005 between Gardens Plaza Investors, LLC and Registrant—incorporated herein by reference to Exhibit 10.14 on Registrant’s Form 10-K (filed 3/16/06) (No. 0-25681).

10.9	Executive Agreement effective April 3, 2006 between Edward J. DiMaria and registrant—incorporated herein by reference to Exhibit 10.1 on Registrant’s Form 10-Q (filed 5/2/06) (No. 0-25681). *

10.10	Executive Agreement effective September 11, 2006 between Donaldson Ross and Registrant—incorporated herein by reference to Exhibit 10.1 on Registrant’s Form 10-Q (filed 11/9/06) (No. 0-25681). *

10.11	2008 Equity Compensation Plan—incorporated herein by reference to Exhibit 10.1 on Registrant’s Form 10-Q (filed 8/11/08) (No. 0-25681).

11.1	Statement re: Computation of Per Share Earnings **

21.1	Subsidiaries of the Registrant +

23.1	Consent of Grant Thornton LLP. +

23.2	Consent of KPMG LLP. +

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

Exhibits	Description
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

+	Filed herewith.
#	Confidential treatment has been granted with respect to certain information in this exhibit pursuant to a confidential treatment request.
**	Information required to be presented in Exhibit 11 is provided in Note 2 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 13th day of March, 2009.

By:	/S/ THOMAS R. EVANS
Thomas R. Evans
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ THOMAS R. EVANS	President Chief Executive Officer (Principal Executive Officer)	March 13, 2009
Thomas R. Evans

By:	/s/ EDWARD J. DIMARIA	Senior Vice President Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009
Edward J. DiMaria

By:	/s/ WILLIAM C. MARTIN	Director	March 13, 2009
William C. Martin

By:	/s/ PETER C. MORSE	Director	March 13, 2009
Peter C. Morse

By:	/s/ ROBERT P. O’BLOCK	Director	March 13, 2009
Robert P. O’Block

By:	/s/ RICHARD J. PINOLA	Director	March 13, 2009
Richard J. Pinola

By:	/s/ RANDALL E. POLINER	Director	March 13, 2009
Randall E. Poliner