Form 10-Q
period 2009-03-31
BANKRATE INC
filed 2009-05-08
CIK 1080866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-25681

(Exact name of registrant as specified in its charter)

Florida	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11760 U.S. Highway One, Suite 200 North Palm Beach, Florida	33408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 630-2400

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the issuer’s common stock as of April 30, 2009 was as follows: 18,782,185 shares of Common Stock, $.01 par value.

Bankrate, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2009

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report on Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q; and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. as well as:

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

Bankrate, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$47,038	$46,055
Accounts receivable, net of allowance for doubtful accounts of approximately $1,026 and $1,566 at March 31, 2009 and December 31, 2008, respectively	21,023	22,567
Deferred income taxes, current portion	816	816
Prepaid expenses and other current assets	1,215	1,608

Total current assets	70,092	71,046
Furniture, fixtures and equipment, net of accumulated depreciation and amortization of $5,634 and $5,302 at March 31, 2009 and December 31, 2008, respectively	7,026	2,521
Deferred income taxes	7,413	7,413
Intangible assets, net of accumulated amortization of $12,909 and $10,403 at March 31, 2009 and December 31, 2008, respectively	80,694	83,347
Goodwill	101,886	101,856
Other assets	667	4,567

Total assets	$267,778	$270,750

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$3,470	$3,723
Accrued expenses	8,638	5,665
Acquisition earn-outs payable	—	11,750
Deferred revenue	1,086	1,018
Other current liabilities	15	16

Total current liabilities	13,209	22,172
Other liabilities	142	148

Total liabilities	13,351	22,320

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share-100,000,000 shares authorized; 18,776,986 and 18,816,986 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	188	188
Additional paid-in capital	220,833	219,294
Retained earnings	33,406	28,948

Total stockholders’ equity	254,427	248,430

Total liabilities and stockholders’ equity	$267,778	$270,750

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
Revenue	$38,337	$42,463
Cost of revenue	14,995	16,406

Gross margin	23,342	26,057

Operating expenses:
Sales	2,434	2,078
Marketing	2,477	2,828
Product development	1,817	1,702
General and administrative	5,513	6,790
Depreciation and amortization	2,983	1,797

	15,224	15,195

Income from operations	8,118	10,862
Interest income	10	846

Income before income taxes	8,128	11,708
Income tax expense	3,413	4,874

Net income	$4,715	$6,834

Basic and diluted net income per share:
Basic	$0.25	$0.36

Diluted	$0.25	$0.35

Shares used in computing basic net income per share	18,808,819	18,880,521
Shares used in computing diluted net income per share	19,203,903	19,607,246

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$4,715	$6,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,983	1,797
Provision for doubtful accounts receivable	9	358
Share-based compensation	2,011	3,416
Excess tax benefits from share-based compensation	—	(33)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Decrease (increase) in accounts receivable	1,535	(4,425)
Decrease in prepaid expenses and other assets	402	3,531
Decrease in accounts payable	(253)	(346)
Increase (decrease) in accrued expenses	2,973	(1,559)
(Decrease) increase in other liabilities	(7)	246
Increase in deferred revenue	68	504

Net cash provided by operating activities	14,436	10,323

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment and capitalized web site development costs	(946)	(1,219)
Cash used in business acquisitions, net of cash acquired	(11,780)	(68,329)
Restricted cash	2	2

Net cash used in investing activities	(12,724)	(69,546)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	204
Repurchase of Company common stock	(729)	—
Excess tax benefits from share-based compensation	—	33

Net cash (used in) provided by financing activities	(729)	237

Net increase (decrease) in cash and cash equivalents	983	(58,986)
Cash and equivalents, beginning of period	46,055	125,058

Cash and equivalents, end of period	$47,038	$66,072

Supplemental disclosures of noncash investing information:

Web site development costs reclassified from other assets to furniture, fixtures and equipment	$4,597	$—

See accompanying notes to condensed consolidated financial statements.

BANKRATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

Acquisition Accounting

We completed four acquisitions in 2008, two acquisitions in 2007 and one acquisition in 2006. The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective. We generally use internal cash flow models. The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and the related amortization expense we record in periods subsequent to the date of acquisition.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bankrate and its wholly-owned subsidiaries, Wescoco LLC, Mortgage Market Information Services, Inc., Interest.com, and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd.) after elimination of all intercompany accounts and transactions. We have prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete annual financial statements. The interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary to provide a fair statement of our results for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 (“fiscal 2009”), or for any future periods.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in our 2008 Annual Report on Form 10-K.

The condensed consolidated income statement for the three months ended March 31, 2008 has been reclassified to conform with the 2009 presentation.

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

Basic and Diluted Earnings Per Share

We compute basic earnings per share by dividing net income for the period by the weighted average number of shares outstanding for the period. Diluted earnings per share includes the dilutive effect of common stock equivalents, consisting of outstanding share-based awards and unrecognized compensation expense and tax benefits in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, to the extent the effect is not anti-dilutive, using the treasury stock method.

The weighted average number of common shares outstanding used in computing diluted earnings per share for the three months ended March 31, 2009 and 2008 includes 395,083 and 726,725 shares, respectively, resulting from the dilutive effect of outstanding stock options and restricted stock awards. For the three months ended March 31, 2009 and 2008, 1,338,561 and 411,500 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the three months ended March 31, 2009 and 2008, we charged approximately $9,000 and $358,000 respectively, to bad debt expense, and wrote off (net of recoveries) approximately $549,000 and $1,016,000, respectively, of accounts deemed uncollectible.

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

SFAS No. 142 also requires that intangible assets with finite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We continually monitor events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. In the fourth quarter of 2008, we recorded impairment charges of approximately $519,000 related to certain developed technology and Internet domain names that we have ceased using. We also recorded an impairment charge in the fourth quarter of 2008 of approximately $1,914,000 related to customer relationships in our print publishing and licensing reporting unit due to the continuing trend of declining revenue and operating margins with no indications of improvement in the near future. After these impairment charges, there were no remaining intangible asset related to the print publishing and licensing reporting unit as of December 31, 2008.

Web Site Development

We account for our web site development costs under Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, Accounting for Web Site Development Costs. EITF 00-2 provides guidance on the accounting for the costs of development of company web sites, dividing the web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing web site are incurred. The costs incurred in the web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. We capitalized web site development costs totaling $683,000 and $3.2 million during the years ended December 31, 2007 and 2008, respectively, and $708,000 during the first quarter of 2009. These amounts are included in furniture, fixtures and equipment in the accompanying condensed consolidated balance sheet as of March 31, 2009. Total capitalized costs will be amortized over a 36-month period beginning on April 1, 2009, the launch date.

Share-Based Compensation

We account for share-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 2 for further information regarding our share-based compensation assumptions and expense.

Stockholders’ Equity

The activity in stockholders’ equity for the three months ended March 31, 2009 is shown below.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balances, December 31, 2008	18,817	$188	$219,294	$28,948	$248,430
Common stock repurchased	(40)	—	(472)	(257)	(729)
Share-based compensation	—	—	2,011	—	2,011
Net income for the period	—	—	—	4,715	4,715

Balances, March 31, 2009	18,777	$188	$220,833	$33,406	$254,427

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

Segment Reporting

Through the quarter ended September 30, 2008, we operated in two reportable business segments: online publishing, and print publishing and licensing. The online publishing segment was primarily engaged in the sale of advertising, sponsorships, leads and hyperlinks, and the print publishing and licensing segment is primarily engaged in the sale of advertising in the Mortgage Guide and Deposit and CD & Guide rate tables, newsletter subscriptions, and licensing of research information. Prior to our acquisitions in 2007 and 2008, the print publishing and licensing business represented as much as 20% of consolidated revenue for the year ended December 31, 2006. As discussed above, we acquired seven online businesses that significantly increased our online revenue by enhancing our existing product lines as well as adding lead generating businesses in the credit card and insurance product lines. Print publishing and licensing revenue dropped to under 5% of consolidated revenue for the quarter ended December 31, 2008 and has continued for the quarter ended March 31, 2009. In integrating our 2007 and 2008 acquisitions, we made certain changes in our organizational structure, including the review by our chief operating decision maker of our financial information presented on a consolidated basis, and determined that we now operate as one reportable segment.

We evaluate the operating performance of our business as a whole. Our chief operating decision maker (i.e., chief executive officer) reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by type for purposes of allocating resources and evaluating financial performance. There are no business unit managers who are held accountable by our chief operating decision-maker, or anyone else, for operations, operating results, budgeting and strategic planning for levels or components below the consolidated unit level.

Comprehensive Income

Comprehensive income is the same as net income for the three months ended March 31, 2009 and 2008.

Recent Accounting Pronouncements

With the exception of those disclosed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in our 2008 Annual Report on Form 10-K.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirements under this FSP are effective for our interim reporting period ending on June 30, 2009. We do not currently have any instruments eligible for these disclosures and we do not expect any impact on our consolidated financial statements upon adoption.

In April 2008, the FASB issued FASB Staff Position FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors included in SFAS No. 142. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under SFAS No. 142. We adopted FSP FAS No. 142-3 as of the required effective date of January 1, 2009. We did not acquire any intangible assets during the three months ended March 31, 2009 nor did we have intangible assets with implicit or explicit renewal or extension terms and thus the adoption of FSP FAS No. 142-3 did not have a significant effect on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We adopted SFAS No. 141R beginning January 1, 2009 and will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of Accounting Research Bulletin No. 51. This standard clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We adopted SFAS No. 160 beginning January 1, 2009 with no material impact on our consolidated financial statements.

NOTE 2 – SHARE-BASED COMPENSATION

Stock Options

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of incentive and non-qualified stock options and restricted stock. Until June 17, 2008, when our stockholders approved the 2008 Equity Compensation Plan (the “2008 Plan”), we granted stock options from the Second Amended and Restated 1999 Equity Compensation Plan (the “1999 Plan”) and the 1997 Equity Compensation Plan (the “1997 Plan”). The 1997 Plan terminated in 2007 and the 1999 Plan terminated in March 2009. Under the 2008 Plan, the Compensation Committee of the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The 2008 Plan was authorized to grant share-based awards for up to 1,500,000 shares of our common stock. The purpose of the 2008 Plan is to advance our interests by providing eligible participants in the 2008 Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders. The 2008 Plan is intended to accomplish these goals by enabling us to grant awards in the form of stock options, stock appreciation rights, restricted or unrestricted stock, restricted or unrestricted stock units, performance awards, any other awards that are convertible into or otherwise based on our common stock, or cash awards.

Restricted Stock

In April 2007, we awarded 200,000 shares of restricted common stock to seven executive officers. In April 2008 and February 2009, we modified these awards. The original terms were as follows: The awards have an eight-year term and only vest if, at any point during the term of the award, the closing price of our stock is at or above the following specific thresholds for ninety consecutive days; $44.00—25% of award shares vest; $50.00—33% of award shares vest; $56.00—

remaining 42% of award shares vest. Once the specific threshold has been satisfied, the applicable percentage of award shares vest as follows; one-third upon satisfying the incremental threshold; one-third on the first anniversary of satisfying the incremental threshold; and the remaining one-third on the second anniversary of satisfying the incremental threshold. The awards also vest on a change in control provided certain conditions are met. We valued the awards using a Monte Carlo simulation model that used the following assumptions: volatility factor—61.8% based on a weighted average of historical stock price volatility and implied volatility in market traded options; risk-free interest rate—4.73% on U.S. Treasury constant maturity issues having remaining terms similar to the expected term of the awards; and the dividend yield is 0%. The weighted average grant date fair value was $35.59 and the weighted average expected time to vest as of grant date was 2.37 years.

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

In February 2009, all six remaining restricted stock award agreements were again amended to provide for vesting of the remaining 140,000 shares as follows: 35,000 shares upon the earlier of (i) the date on which the $44 threshold is satisfied or (ii) April 30, 2009; 35,000 shares upon the earlier of (i) the date on which the $50 threshold is satisfied or (ii) April 30, 2010; and 35,000 shares upon the earlier of (i) the date on which the $56 threshold is satisfied or (ii) April 30, 2011; and 35,000 shares upon the earlier of (i) the date on which the $56 threshold is satisfied or (ii) April 30, 2012. The incremental share-based compensation expense related to the modification was approximately $776,000 and will be amortized over the remaining service period.

Share-based compensation expense for the three months ended March 31, 2009 and 2008 included approximately $714,000 and $862,000, respectively, related to the restricted stock awards. Additionally, as of March 31, 2009, there was approximately $5.1 million of unrecognized compensation costs, adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately 1.7 years, related to non-vested restricted stock awards. No restricted stock award shares were vested as of March 31, 2009.

Share-Based Compensation

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

The following table provides the weighted average fair value of the stock options granted during the three-month periods ended March 31, 2009 and 2008 using the Black-Scholes option pricing model together with a description of the weighted average assumptions used to calculate the fair value. Options exercisable into 67,500 and 585,000 shares, respectively, were granted during the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Weighted average fair value	$16.90	$26.27
Expected volatility	57.8%	58.5%
Weighted average risk free rate	1.7%	2.8%
Expected lives	4.19 years	5.03 years
Expected dividend yield	0%	0%

The share-based compensation expense for stock options and restricted stock awards recognized in our condensed consolidated statements of income for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008
Income Statement Classifications
Cost of revenue	$372	$603
Other expenses:
Sales	579	495
Marketing	178	196
Product development	233	267
General and administrative	649	1,855

Total	$2,011	$3,416

Pursuant to the income tax provisions of SFAS No. 123R, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. As of March 31, 2009, there was approximately $13.6 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, which will be recognized over a weighted average period of approximately 2.11 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The total fair value of stock options that vested during the three months ended March 31, 2009 and 2008 was approximately $3.4 million and $1.5 million, respectively.

General Stock Option Information

The following table sets forth the summary of option activity under our stock option plans for the three months ended March 31, 2009:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2008	2,843,610	$0.85 to $53.68	$25.52
Granted	67,500	$26.61 - $38.93	$36.61
Exercised	—	—	—
Forfeited	(212,913)	$18.44 - $53.68	$53.04
Expired	—	—	—

Balance, March 31, 2009	2,698,197	$0.85 - $53.68	$23.63	$21,055,000

The aggregate intrinsic value of stock options outstanding as of March 31, 2009 is calculated as the difference between the market value at March 31, 2009 ($24.95) and the exercise price of the stock options.

Additional information with respect to outstanding stock options as of March 31, 2009, was as follows:

Prices	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Number of Shares	Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
$0.85 - $8.46	822,373	2.38	822,373	$7.46	2.38
$10.01 to $13.32	409,535	2.49	409,535	$10.69	2.49
$14.96 to $18.44	125,228	2.93	121,769	18.30	2.93
$26.61 to $32.75	381,335	4.58	195,249	29.53	4.37
$35.75 to $40.36	458,780	4.99	241,820	36.94	4.59
$40.42 to $53.68	500,946	5.40	215,143	44.41	5.04

	2,698,197	3.74	2,005,889	$18.44	3.18	$21,032,000

NOTE 3 – INCOME TAXES

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

There were no unrecognized tax benefits as of December 31, 2008, and there have been no material changes in unrecognized tax benefits through March 31, 2009.

We are subject to income taxes in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2005.

There are no accruals for the payment of interest and penalties at March 31, 2009. We would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Stock Repurchase Plan

In April 2008, our board of directors approved a stock repurchase plan (the “Repurchase Plan”). According to the terms of the Repurchase Plan, we may repurchase up to $50 million of our outstanding common stock. Stock repurchases under the Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using our working capital. The timing and amount of specific repurchases are subject to the requirements of the Securities and Exchange Commission, market conditions, alternative uses of capital and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of shares and the

Repurchase Plan may be limited or terminated at any time without prior notice. Shares of stock repurchased under the Repurchase Plan will be cancelled. As of March 31, 2009, 205,000 shares were purchased for an average price of $24.94 under the Repurchase Plan and were subsequently cancelled.

Legal Proceedings

Lower Fees, Inc. Litigation

On or about November 20, 2008, Lower Fees, Inc. (“LF”) filed in the Circuit Court in and for Palm Beach County, Florida a civil action against us and our Chief Executive Officer and our Chief Financial Officer. The complaint is designated as an “Amended Complaint,” even though a complaint had not been served on us previously. The one-count Amended Complaint alleges “fraud in the inducement” by the defendants in respect of us having entered into an asset purchase agreement with LF dated February 5, 2008. Pursuant to that agreement, we purchased certain assets and assumed certain liabilities of LF and made a cash payment of the consideration specified in the agreement. The Amended Complaint is for unspecified monetary relief.

On December 15, 2008, we filed a motion to dismiss the Amended Complaint because we believe the material allegations of the complaint are baseless and fail to state a cause of action. Following a court hearing on March 23, 2009, the court dismissed the Amended Complaint, and allowed plaintiff 30 days within which to file a second Amended Complaint. Plaintiff filed a second Amended Complaint on April 22, 2009 listing us and our Chief Executive Officer as defendants. The second Amended Complaint contains only one count that alleges “fraud in the inducement” by the defendants in respect of us having entered into an asset purchase agreement dated February 5, 2008. Plaintiff seeks rescission as its only remedy. We believe that the allegations in the second Amended Complaint are without merit and intend to vigorously defend against them.

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

Acquisition Earn-Out Payments

Pursuant to the terms of our acquisition agreements, there are potential cash earn-out payments to the former owners of acquired businesses of approximately $29.8 million in the aggregate through December 31, 2010 based on the businesses acquired achieving certain financial performance metrics.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors in our 2008 Annual Report on Form 10-K, as updated in our subsequent reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report, for a more detailed discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, factors other than those discussed in the Introductory Note, in Items 1A. Risk Factors or elsewhere in this Quarterly Report or our 2008 Annual Report on Form 10-K also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

The MD&A is divided into sections entitled “Executive Summary,” “Accounting Policies”, “Results of Operations,” “Liquidity and Capital Resources,” and “Off Balance Sheet Arrangements.” Information therein should help provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2009 compares to prior periods.

EXECUTIVE SUMMARY

Overview

Bankrate, Inc. and its subsidiaries (the “Company,” “Bankrate,” “we,” “us,” “our”) operate a traditional media business on the Internet. Bankrate.com, our flagship Web site, is one of the leading web sites for financial information and advice according to comScore Media Metrix. Bankrate.com had nearly 53 million unique visitors for the year ended December 31, 2006, nearly 60 million unique visitors for the year ended December 31, 2007, and nearly 72 million unique visitors for the year ended December 31, 2008 according to Omniture, a web analytics tool. Since 2007, we have strategically broadened and diversified our product offerings through acquisitions. We now:

•

Aggregate information on over 300 financial products and fees including mortgages, home equity loans, credit cards, automobile loans, money market accounts, certificates of deposit, checking and ATM and online banking fees;

•	Market a comprehensive line of consumer and business credit cards;

•	Offer online visitors competitive insurance rates for auto, home life, health and long-term care;

•

Maintain an open marketplace to break down complicated vendor fees associated with the mortgage loan process, empowering consumers with comprehensive information to make informed decisions and reduce their real estate and mortgage transaction costs;

•	Offer editorial listings and other products that assist consumers and financial professionals learn more about options for college financing; and

•	Provide financial applications and information to a network of online distribution partners and national, regional and local publications.

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

Second, also on February 5, 2008, we acquired certain assets and liabilities of Lower Fees, Inc. (“Fee Disclosure”) for $2.85 million in cash and an additional amount in cash in potential earn-out payments based on the achievement of certain financial performance metrics over the next five years. Fee Disclosure, based in Westlake Village, California, developed a patent pending online portal to create an open marketplace to break down complicated vendor fees associated with the mortgage closing process. Fee Disclosure empowers consumers with comprehensive information to make informed real estate decisions and reduce their real estate and mortgage transaction costs. We expect this acquisition will begin to make a revenue contribution later in fiscal 2009. See Note 4 in Notes to Condensed Consolidated Financial Statements for a discussion of a legal matter concerning this acquisition.

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

Fourth, on September 5, 2008, we completed the acquisition of certain assets and liabilities of LinkSpectrum Co., a North Carolina corporation, for $34.1 million in cash with an additional $10 million in potential cash Earn-Out Payments based on achieving certain financial performance metrics over the next two years. The principal asset of LinkSpectrum Co. was its web site, CreditCardGuide.com (“CCG”), which offers online users the ability to shop, compare and apply for credit cards online. We paid $30.9 million in cash on September 5, 2008, and $3.2 million in cash was placed in escrow to satisfy certain indemnification obligations of LinkSpectrum Co. and its sole shareholder. No cash earn-out payments or escrow payments have been made to date.

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

Our most common graphic advertisement sizes are leader boards (728 x 90 pixels) and banners (486 x 60 pixels), which are prominently displayed at the top or bottom of a page, skyscrapers (160 x 600 or 120 x 600 pixels), islands (250 x 250 pixels), and posters (330 x 275 pixels). These advertisements are sold according to the cost-per-thousand impressions (“CPM”) the advertiser receives, and in fixed-billed campaigns. Our re-designed web site accommodates additional advertisement configurations including video. The new re-designed web site will also provide dynamic page reformatting to help optimize the monetization of the site. These advertisements can be targeted to specific areas of our Online Network or on a general rotation basis. In addition, we offer product specific issues that are available for single sponsorships. Rates for product special issues are based on expected impression levels and additional content requirements. Advertising rates may vary depending upon the product areas targeted (home equity has a higher CPM than auto), geo-targeting (a premium for targeting advertisements to a specific state), the quantity of advertisements purchased by an advertiser, and the length of time an advertiser runs an advertisement on our Online Network.

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

The key drivers of our business include the content we produce, the number of in-market consumers visiting our Online Network, the number of page views they generate, and the demand of our Online Network advertisers. Since 2001, the number of advertisers on our web sites has grown steadily. Annual unique visitors and page views have grown from approximately 40 million and 237 million, respectively, in 2001, to almost 72 million and 687 million, respectively, in 2008. Page views for the three months ended March 31, 2009 were 199.5 million, the second highest quarterly page view amount in our history behind the 214.4 million in the first quarter of 2008 which was atypically high in volume due to favorable mortgage interest rates and re-finance activity.

Our gross margin as a percentage of revenue averaged 75% from 2002 to 2005. Our gross margin percentage decreased for the year ended December 31, 2006 to 69%, due to the inclusion of the results of FastFind, MMIS and Interest.com, which we acquired in the fourth quarter of 2005, and increased to 73% for the year ended December 31, 2007. The newspaper rate table business gross margin percentage averaged 11% for 2007 and 2006, declined to 7% for the year ended December 31, 2008, and to 5% for the quarter ended March 31, 2009. As revenue from our Online Network continued to grow as a percentage of total revenue, our overall gross margin percentage expanded. Through the end of 2007, revenue from our Online Network represented 88% of total revenue and 98% of gross margin dollars, compared to 80% of total revenue and 97% of gross margin dollars for the year ended December 31, 2006. For the year ended December 31, 2008 and the three months ended March 31, 2009, revenue from our Online Network represented 95% of total revenue and 99% of gross margin dollars. With the addition of Nationwide Card Services (“NCS”), and InsureMe, Inc. (“InsureMe”), whose “affiliate driven” business models operate at significantly lower gross margins than our graphic ads and lead generation, and hyperlink businesses, our gross margin declined to 60% for the year ended December 31, 2008 and 61% for the quarter ended March 31, 2009. If we can drive Bankrate traffic to NCS and InsureMe through our advertising efforts, our content sharing and other products, we believe we can improve gross margins. As we further integrate the CreditCardGuide.com and Bankaholic acquisitions we can expect further margin improvement if we can reduce affiliate and revenue sharing expenses. However, the current market turmoil and tightening of credit have led to an increased level of consumer and commercial delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has, in some cases, adversely affected the financial services industry. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on our advertisers and our online visitors, which may continue to have a negative impact on our revenues and gross margins.

We expect revenue from our Online Network to command a larger percentage of revenue in the future while Mortgage and CD & Deposit Guide and other revenue remains flat or decreases.

We have steadily reduced operating expenses as a percentage of total revenue from 58% in 2002 to 41% in 2008, and 40% for the three months ended March 31, 2009. We continue to generate cash from operations. Our cash balance was $47.0 million as of March 31, 2009 after spending an aggregate of approximately $155.8 million for acquisitions in the fourth quarter of 2007 and first and third quarters of 2008.

Operating Expenses as a Percentage of Total Revenue

(In thousands)	Q1 09	Q4 08	Q3 08	Q2 08	Q1 08	2007	2006	2005	2004
Total revenue	$38,337	$40,166	$44,033	$40,193	$42,463	$95,592	$79,650	$49,049	$39,204
Operating expenses	15,224	17,384	16,607	16,038	15,195	42,099	40,749	21,993	21,130
Operating expenses as a percentage of total revenue	40%	43%	38%	40%	36%	44%	51%	45%	54%

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

Current market turmoil and tightening of credit have led to an increased level of consumer and commercial delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has, in many cases, adversely affected the financial services industry, and has impacted our revenues and profitability. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on our advertisers and our online users, which may have a negative impact on our revenues and profitability in a variety of ways, including but not limited to the following:

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

CRITICAL ACCOUNTING POLICIES

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. There have been no significant changes in our critical accounting policies or estimates during the three months ended March 31, 2009 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

See Note 1 in Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following is our analysis of the results of operations for the periods covered by our financial statements. This analysis should be read in conjunction with our interim condensed consolidated financial statements, including the related notes thereto.

Results of Operations

Revenue

Total Revenue

(In thousands)	Q1 09	Q4 08	Q3 08	Q2 08	Q1 08	Q4 07	Q3 07	Q2 07
Graphic ads and lead generation	$25,415	$25,330	$27,838	$27,139	$26,445	$12,503	$11,747	$12,040
Hyperlinks	11,039	12,958	14,108	10,675	13,560	10,276	9,877	8,200
Mortgage and CD & Deposit Guides and other	1,883	1,878	2,087	2,379	2,458	2,452	3,229	3,039

	$38,337	$40,166	$44,033	$40,193	$42,463	$25,231	$24,853	$23,279

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

We are involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the total revenue earned by us from each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

We sell hyperlinks (interest rate table listings) on our Online Network on a cost-per-click, or CPC basis. Advertisers pay us each time a visitor to our Online Network clicks on a rate table listing, net of invalid clicks. We also sell text links on our rate pages to advertisers on a CPC basis. Advertisers enter an auction bidding process on a third-party web site for placement of their text link based on the amount they are willing to pay for each click through to their web site. We recognize revenue monthly for each text link based on the number of clicks at the CPC amount contracted for during the auction bidding process.

Mortgage and CD & Deposit Guide and other revenue represents advertising revenue from the sale of advertising in the Mortgage Guide and CD & Deposit Guide (formerly called Consumer Mortgage Guide ) rate tables, newsletter subscriptions, and licensing of research information. We charge a commission for placement of the Mortgage Guide and CD & Deposit Guides in a print publication. Advertising revenue and commission income is recognized when the Mortgage Guide and CD & Deposit Guides run in the publication. Revenue from our newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period. We also earn fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters, and from providing rate surveys to institutions and government agencies. In addition, we license research data under agreements that permit the use of rate information we develop to advertise the licensee’s products in print, radio, television and web site promotions. Revenue for these products is recognized ratably over the contract/subscription periods.

Total revenue of $38,337,000 for the three months ended March 31, 2009 was approximately $4,126,000, or 10%, lower than the $42,462,000 reported for the same period in 2008. This decrease was due to a $1,030,000, or 4%, decline in graphic ad and lead generation revenue, a $2,521,000, or 19%, decrease in hyperlink revenue, and a $575,000, or 23%, decline in Mortgage and CD & Deposit Guide and other revenue.

Page views for the quarter ended March 31, 2009 were 199.5 million and were 14.9 million, or 7%, lower than the 214.4 million reported in the same period in 2008.

The 4% decline in graphic ad and lead generation revenue during the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 was driven by a decrease in advertiser demand for graphic advertising; a decrease in our Bankrate Select lead generation revenue; and a decline in our credit card business; all of which we believe are consequences of the global problems in the banking and financial sectors. These declines were partially offset by growth in our insurance lead generation business.

Hyperlink revenue for the quarter ended March 31, 2009 of $11,039,000 was $2,521,000, or 19%, lower than the $13,560,000 reported in the first quarter of 2008 due primarily to a decline in the number of clicks processed.

Mortgage and CD & Deposit Guide and other revenue for the quarter ended March 31, 2009 was down $575,000, or 23%, compared to the same period in 2008, primarily due to a $563,000, or 24%, decline in Mortgage and CD & Deposit Guide revenue due to lower advertising demand in 2009 compared to 2008, and lower editorial sales revenue. We expect quarterly Mortgage and CD & Deposit Guide revenue to remain flat or possibly decline for the remainder of 2009.

A majority of our advertising customers purchase advertising under short-term contracts. Revenue from our Online Network would be adversely impacted if we experienced contract terminations, or if we were not able to renew contracts with existing customers or obtain new customers. The market for Internet advertising is intensely competitive and has, in the past, experienced downturns in demand that could adversely impact advertising rates. Future revenue could be adversely affected if advertising demand declined and we were forced to reduce our advertising rates or if we were to experience lower CPMs.

In terms of page views, we believe our online business’s quarterly page view volumes will continue to be relatively consistent quarter to quarter with the exception of the fourth quarter where we typically experience lower traffic volume due to the holiday season. The first quarter of 2008 was atypically high in page view volume due to favorable mortgage interest rates and re-finance activity.

Page Views

(In millions)

	2009	2008	2007	2006	2005	2004
Q1	199.5	214.4	143.2	124.2	111.0	117.2
Q2		147.9	136.1	116.0	113.8	92.6
Q3		160.1	144.2	126.6	107.8	92.0
Q4		164.7	131.0	120.6	97.6	91.3

Year		687.1	554.5	487.4	430.2	393.1

Cost of Revenue

Cost of revenue represents expenses directly associated with the creation of revenue. These costs include contractual revenue sharing obligations resulting from our distribution arrangements (distribution payments), salaries, editorial costs, market analysis and research costs, share-based compensation expense, and allocated overhead. Distribution payments are made to web site operators for visitors directed to our Online Network as well as to affiliates for leads directed to our Online Network. These costs increase proportionately with gains related to revenue from our Online Network. Editorial costs relate to writers and editors who create original content for our online publications and associates who build web pages. These costs have increased as we have added online publications and co-branded versions of Bankrate.com under distribution arrangements. These sites must be maintained on a daily basis. Research costs include expenses related to gathering data on banking and credit products and consist primarily of compensation and benefits and allocated overhead.

Cost of revenue also includes expenses associated with Mortgage and CD & Deposit Guide and other revenue. These costs include contractual revenue sharing obligations with newspapers related to the Mortgage Guide and CD & Deposit Guide, compensation and benefits, printing, share-based compensation expense, and allocated overhead, and exclude depreciation and amortization. These costs typically vary proportionately with the related revenue.

Gross Margin

(In thousands)	Q1 09	Q4 08	Q3 08	Q2 08	Q1 08	Q4 07	Q3 07	Q2 07
Total revenue	$38,337	$40,166	$44,033	$40,193	$42,463	$25,231	$24,853	$23,279
Cost of revenue	14,995	15,044	17,286	17,359	16,406	8,099	6,015	5,762

Gross margin	$23,342	$25,122	$26,747	$22,834	$26,057	$17,132	$18,838	$17,517

Gross margin as a percentage of revenue	61%	63%	61%	57%	61%	68%	76%	75%

Cost of revenue for the three months ended March 31, 2009 was approximately $1,411,000, or 9%, lower than in the same period in 2008. This decline is due to the following: a decrease in affiliate lead generated payments in our credit card business; a decline in online revenue sharing payments to our distribution partners in line with the decline in graphic ad and CPC revenue; a decrease in Internet hosting, phones and other infrastructure costs; a decline in human resource costs due to headcount reductions; a decline in Mortgage and CD & Deposit Guide revenue sharing payments and lower commissions in line with the decrease in revenue; a decrease in share-based compensation expense; and Mortgage and CD & Deposit Guide lower payroll and other infrastructure costs. These decreases were offset by an increase in costs related to our insurance lead generation business, primarily affiliate lead generated payments, due mainly to the fact that the first quarter of 2008 included the operating results of our insurance business only from February 5, 2008 (acquisition date) through March 31, 2008.

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, allocated overhead, and share-based compensation expense.

Sales costs for the three months ended March 31, 2009 were $2,434,000, and were approximately $356,000, or 17%, higher than the comparable amount reported in the first quarter of 2008. The increase is due primarily to $197,000 of sales expenses related to our insurance business; $93,000 higher payroll and contract labor costs; $73,000 higher share-based compensation expense; offset by a net $7,000 lower other infrastructure costs.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs, and share-based compensation expense.

Marketing costs for the three months ended March 31, 2009 were $2,477,000 and were $352,000, or 12%, lower than the comparable amount reported in the same period in 2008 due to the following: we spent $334,000 less, as planned, during the quarter on keyword campaigns to drive traffic to our Online Network compared to the same period in 2008 as more traffic continues to reach our Online Network from unpaid sources; $29,000 lower share-based compensation expense; $18,000 lower web analytics costs; offset by $29,000 higher payroll and other infrastructure costs.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development, other technology costs and share-based compensation expense.

Product development costs for the three months ended March 31, 2009 were $115,000, or 7%, higher than the comparable amount reported in the first quarter of 2008 due primarily to $105,000 of expenses related to our insurance business (InsureMe is included in operating results for the entire first quarter of 2009 compared to the period from February 5 through March 31, 2008); $65,000 higher web analytics costs due to the acquisition of additional web sites; offset by $45,000 lower share-based compensation expense; and a net $10,000 lower cost allocations and other infrastructure expenses.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead, other general corporate expenses and share-based compensation expense. In the first quarter of 2009, these costs were $1,276,000, or 19% lower than the comparable amount reported in the first quarter of 2008 due primarily to $1,238,000 lower share-based compensation expense (due to $919,000 of expense reversed for terminated employees whose options had not vested); $375,000 lower bad debt expense due to improved collections; $141,000 lower accounting fees related to a projected decrease for 2009; $63,000 lower bank service charges; offset by $199,000 higher costs related to our insurance business (InsureMe is included in operating results for the entire first quarter of 2009 compared to the period from February 5 through March 31, 2008); $55,000 of expenses associated with Bankrate China; $54,000 higher legal expenses; $41,000 higher rent expense; and $192,000 net higher other costs and infrastructure expenses.

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

Depreciation and amortization expense for the three months ended March 31, 2009 was $1,186,000, or 66%, higher than the amount reported in the comparable period in 2008 due to $1,200,000 higher amortization of intangible assets related to our first and third quarter 2008 acquisitions.

Interest Income

Interest income consists of income generated from invested cash and cash equivalents. Interest income for the three months ended March 31, 2009 was lower than the amounts reported in the comparable periods in 2008 due to declines in interest rates and lower cash balances during the periods due to the cash payments made for our third quarter 2008 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	March 31, 2009	December 31, 2008	Change
Cash, cash equivalents and short-term investments	$47,038	$46,055	$983
Working capital	56,883	48,874	8,009
Stockholders’ equity	254,427	248,430	5,997

Our principal ongoing source of operating liquidity is the cash generated by our business operations. We consider all highly liquid debt investments purchased with an original maturity of less than three months to be cash equivalents. The carrying value of these investments approximates fair value. As of March 31, 2009, we were not invested in any investment grade auction rate securities.

As of March 31, 2009, we had working capital of $56.9 million and our primary commitments were approximately $8.5 million in operating lease payments over the next ten years, and capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $14.1 million through March 31, 2010. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, we acquired the assets of four companies in 2008 and two companies in 2007 for which we made immediate cash payments of approximately $144.1 million. In addition, there are potential cash earn-out payments of over $29.8 million in the aggregate through December 31, 2010 based on the businesses acquired achieving certain financial performance metrics. In February and March 2009, we paid cash acquisition earn-outs of $10 million and $1.75 million to InsureMe and NCS, respectively, all of which was accrued for as of December 31, 2008.

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

Stock Repurchase Plan

In April 2008, our board of directors approved a stock repurchase plan (the “Repurchase Plan”). According to the terms of the Repurchase Plan, we may repurchase up to $50 million of our outstanding common stock. Stock repurchases under the Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using our working capital. The timing and amount of specific repurchases are subject to the requirements of the Securities and Exchange Commission, market conditions, alternative uses of capital and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of shares and the Repurchase Plan may be limited or terminated at any time without prior notice. Shares of stock repurchased under the Repurchase Plan will be cancelled. As of March 31, 2009, 205,000 shares were purchased for an average price of $24.94 under the Repurchase Plan and were subsequently cancelled.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of March 31, 2009.

(In thousands)	Total	Payments Due Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations (1)	$8,519	$1,472	$2,472	$2,084	$2,491
Purchase obligations (2)	834	610	224	—	—

	$9,353	$2,082	$2,696	$2,084	$2,491

(1)	Includes our obligations under existing operating leases.

(2)	Represents base contract amounts for Internet hosting, co-location, content distribution and other infrastructure costs.

During the three months ended March 31, 2009, we generated $14.4 million of net cash from operating activities. Our net income of $4.7 million was adjusted for the impact of depreciation and amortization of $3.0 million; share-based compensation expense of $2.0 million; bad debt expense of $9,000; and a net positive change in the components of operating assets and liabilities of $4.7 million. Of this positive change in operating assets and liabilities, $1.5 million resulted from a decrease in accounts receivable; $402,000 resulted from an decrease in prepaid expenses and other assets (primarily due to a decrease in prepaid advertising and insurance); $2.7 million resulted from an increase in accounts payable and accrued expenses, $2.4 million of which relates to an increase in accrued income taxes payable; and a net $61,000 increase in deferred revenue and other liabilities.

Cash used in investing activities includes a $10 million acquisition earn-out payment to InsureMe, and a $1.75 million acquisition earn-out payment to NCS; and $946,000 in purchases of furniture, fixtures, equipment and capitalized web site development costs.

Cash used in financing activities includes $729,000 in cash used to repurchase 40,000 shares of our common stock.

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

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of March 31, 2009, all of our cash equivalents mature in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any material revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation our management, including the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009, nor subsequent to the date of their evaluation, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 4 – Commitments and Contingencies in the Condensed Consolidated Financial Statements for litigation and regulatory disclosure that supplements the disclosure in our 2008 Annual Report on Form 10-K.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2008 Form 10-K, as updated in our subsequent quarterly reports. There have been no material changes in our risk factors from those disclosed in our 2008 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to repurchases of our common stock made by us during the three months ended March 31, 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Plan*
March 1 - March 31, 2009	40,000	$18.18	40,000	$44,888,000

*	In April 2008, our board of directors approved a stock repurchase plan (the “Repurchase Plan”). According to the terms of the Repurchase Plan, we may repurchase up to $50 million of our outstanding common stock. Stock repurchases under the Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using our working capital. The timing and amount of specific repurchases are subject to the requirements of the Securities and Exchange Commission, market conditions, alternative uses of capital and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of shares and the Repurchase Plan may be limited or terminated at any time without prior notice. Shares of stock repurchased under the Repurchase Plan will be cancelled. See Note 5 in Notes to Condensed Consolidated Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Dated: May 8, 2009	By:	/s/ EDWARD J. DIMARIA
Edward J. DiMaria
Senior Vice President and Chief Financial Officer (Mr. DiMaria is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)