Form 10-Q
period 2009-06-30
BANKRATE INC
filed 2009-08-10
CIK 1080866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-25681

(Exact name of registrant as specified in its charter)

Florida	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11760 U.S. Highway One, Suite 200 North Palm Beach, Florida	33408
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the issuer’s common stock as of July 31, 2009 was as follows: 18,885,504 shares of Common Stock, $.01 par value.

Bankrate, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q; and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. as well as:

•

Ability of the parties making the pending tender offer for shares of the Company (as defined below) to complete such tender offer, the risk that a condition to the completion of such tender offer shall not be satisfied, the terms and conditions on which such tender offer is made and developments regarding such tender offer;

•	Impact of the pendency of the tender offer on our business generally, including relationships with advertisers, online partners and employees;

•	the willingness of our advertisers to advertise on our web sites;

•	interest rate volatility and our ability to manage the fluctuations in the demand for our advertisements;

•	our ability to develop and maintain a strong brand;

•	our ability to establish and maintain distribution arrangements;

•	our ability to integrate the business and operations of companies that we have acquired, and those we may acquire in the future;

•	our ability to realize expected benefits, including synergies, of companies that we have acquired, and those that we may acquire in the future;

•	our ability to maintain the confidence of our advertisers by detecting click-through fraud and unscrupulous advertisers;

•	the effect of unexpected liabilities we assume from our acquisitions;

•	the effects of expanding our operations internationally;

•	the impact of lawsuits to which we are a party;

•	the ability of consumers to access our Online Network through non-PC devices;

•	increased competition and its effect on our web site traffic, advertising rates, margins, and market share;

•	our ability to manage traffic on our web sites and service interruptions;

•	our ability to protect our intellectual property;

•	the effects of facing liability for content on our web sites;

•	the concentration of ownership of our common stock;

•	the fluctuations of our results of operations from period to period;

•	the accuracy of our financial statement estimates and assumptions;

•	our ability to adapt to technological changes;

•	the impact of legislative or regulatory changes affecting our business;

•	changes in consumer spending and saving habits;

•	changes in accounting principles, policies, practices or guidelines;

•	the effect of provisions in our Articles of Incorporation, Bylaws and certain laws on change-in-control transactions;

•	effect of changes in the stock market and other capital markets;

•	the strength of the United States economy in general;

•	changes in monetary and fiscal policies of the United States Government;

•	other risks described from time to time in our filings with the Securities and Exchange Commission; and

•	our ability to manage the risks involved in the foregoing.

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

Bankrate, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$55,089	$46,055
Accounts receivable, net of allowance for doubtful accounts of approximately $964 and $1,566 at June 30, 2009 and December 31, 2008, respectively	15,181	22,567
Deferred income taxes, current portion	816	816
Prepaid expenses and other current assets	1,614	1,608

Total current assets	72,700	71,046
Furniture, fixtures and equipment, net of accumulated depreciation and amortization of $6,349 and $5,302 at June 30, 2009 and December 31, 2008, respectively	6,939	2,521
Deferred income taxes	7,413	7,413
Intangible assets, net of accumulated amortization of $15,530 and $10,403 at June 30, 2009 and December 31, 2008, respectively	78,077	83,347
Goodwill	101,886	101,856
Other assets	712	4,567

Total assets	$267,727	$270,750

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$2,993	$3,723
Accrued expenses	4,371	5,665
Acquisition earn-outs payable	—	11,750
Deferred revenue	953	1,018
Other current liabilities	5	16

Total current liabilities	8,322	22,172
Other liabilities	153	148

Total liabilities	8,475	22,320

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized and undesignated	—	—
Common stock, par value $.01 per share-100,000,000 shares authorized; 18,885,504 and 18,816,986 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	189	188
Additional paid-in capital	224,122	219,294
Retained earnings	34,941	28,948

Total stockholders’ equity	259,252	248,430

Total liabilities and stockholders’ equity	$267,727	$270,750

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$31,027	$40,193	$69,364	$82,656
Cost of revenue	12,907	17,359	27,902	33,766

Gross margin	18,120	22,834	41,462	48,890

Operating expenses:
Sales	2,187	2,207	4,621	4,285
Marketing	2,170	3,115	4,647	5,943
Product development	1,837	1,890	3,654	3,591
General and administrative	5,259	6,580	10,772	13,370
Depreciation and amortization	3,344	2,246	6,327	4,043

	14,797	16,038	30,021	31,232

Income from operations	3,323	6,796	11,441	17,658
Interest income	16	360	26	1,206

Income before income taxes	3,339	7,156	11,467	18,864
Income tax expense	1,409	3,077	4,822	7,951

Net income	$1,930	$4,079	$6,645	$10,913

Basic and diluted net income per share:
Basic	$0.10	$0.22	$0.35	$0.58

Diluted	$0.10	$0.21	$0.34	$0.55

Shares used in computing basic net income per share	18,824,428	18,907,321	18,816,667	18,893,682
Shares used in computing diluted net income per share	19,379,325	19,557,759	19,296,985	19,678,146

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$6,645	$10,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,327	4,043
Provision for doubtful accounts receivable	63	477
Share-based compensation	4,770	7,155
Excess tax benefits from share-based compensation	(136)	(283)
Loss on disposal of assets	(7)	—
Changes in operating assets and liabilities, net of effects from business acquisitions:
Decrease in accounts receivable	7,323	721
Decrease (increase) in prepaid expenses and other assets	95	(3,099)
(Decrease) increase in accounts payable	(730)	349
Decrease in accrued expenses	(1,294)	(2,260)
(Decrease) increase in other liabilities	(6)	197
(Decrease) increase in deferred revenue	(65)	501

Net cash provided by operating activities	22,985	18,714

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment and capitalized web site development costs	(1,579)	(1,837)
Cash used in business acquisitions, net of cash acquired	(11,780)	(68,329)
Restricted cash	1	1

Net cash used in investing activities	(13,358)	(70,165)

Cash flows from financing activities:
Proceeds from the exercise of stock options	395	1,279
Cash used in issuance of common stock related to restricted stock awards	(395)	—
Repurchase of Company common stock	(729)	—
Excess tax benefits from share-based compensation	136	283

Net cash (used in) provided by financing activities	(593)	1,562

Net increase (decrease) in cash and cash equivalents	9,034	(49,889)
Cash and equivalents, beginning of period	46,055	125,058

Cash and equivalents, end of period	$55,089	$75,169

Supplemental disclosures of noncash investing information:

Web site development costs reclassified from other assets to furniture, fixtures and equipment	$4,597	$—

See accompanying notes to condensed consolidated financial statements.

BANKRATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bankrate and its wholly-owned subsidiaries, Wescoco LLC, Mortgage Market Information Services, Inc., Interest.com, and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd.) after elimination of all intercompany accounts and transactions. We have prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete annual financial statements. The interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary to provide a fair statement of our results for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 (“fiscal 2009”), or for any future periods.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in our 2008 Annual Report on Form 10-K.

The condensed consolidated income statement for the three and six months ended June 30, 2008 has been reclassified to conform with the 2009 presentation.

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

The weighted average number of common shares outstanding used in computing diluted earnings per share for the three and six months ended June 30, 2009 and 2008 includes 554,897 and 650,438 shares, and 480,318 and 634,242 shares, respectively, resulting from the dilutive effect of outstanding stock options and restricted stock awards. For the three and six months ended June 30, 2009, 1,319,502 shares attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. For the three and six months ended June 30, 2008, 403,500 and 407,500 shares, respectively, attributable to the assumed exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the three months ended June 30, 2009 and 2008, we charged approximately $54,000 and $119,000 respectively, to bad debt expense, and wrote off (net of recoveries) approximately $116,000 and $413,000, respectively, of accounts deemed uncollectible. During the six months ended June 30, 2009 and 2008, we charged approximately $63,000 and $477,000 respectively, to bad debt expense, and wrote off (net of recoveries) approximately $665,000 and $1,429,000 (which had been fully reserved for), respectively, of accounts deemed uncollectible.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. We have determined that we have one segment. The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, an impairment loss equal to the difference will be recorded. In determining the fair value of our reporting units, we relied on the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly traded companies are valued using Market Values of Invested Capital (“MVIC”) multiples (i.e., MVIC to revenue, MVIC to earnings before interest and taxes, MVIC to cash flow, etc.) and then these MVIC multiples are applied to a company’s operating results to arrive at an estimate of value.

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

Web Site Development

We account for our web site development costs under Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, Accounting for Web Site Development Costs. EITF 00-2 provides guidance on the accounting for the costs of development of company web sites, dividing the web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing web site are incurred. The costs incurred in the web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. We capitalized web site development costs totaling $683,000 and $3.2 million during the years ended December 31, 2007 and 2008, respectively, and $300,000 and $1,008,000, respectively, during the three and six months ended June 30, 2009. These amounts are included in furniture, fixtures and equipment in the accompanying condensed consolidated balance sheet as of June 30, 2009. Total capitalized costs are being amortized over a 36-month period that began on April 1, 2009, the launch date.

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

Stockholders’ Equity

The activity in stockholders’ equity for the six months ended June 30, 2009 is shown below.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
(In thousands)	Shares	Amount
Balances, December 31, 2008	18,817	$188	$219,294	$28,948	$248,430
Common stock repurchased	(40)	—	(472)	(257)	(729)
Stock options exercised and restricted stock awards vested, net	108	1	394	(395)	—
Tax benefit-stock options	—	—	136	—	136
Share-based compensation	—	—	4,770	—	4,770
Net income for the period	—	—	—	6,645	6,645

Balances, June 30, 2009	18,885	$189	$224,122	$34,941	$259,252

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

Segment Reporting

Through the quarter ended September 30, 2008, we operated in two reportable business segments: online publishing, and print publishing and licensing. The online publishing segment was primarily engaged in the sale of advertising, sponsorships, leads and hyperlinks, and the print publishing and licensing segment was primarily engaged in the sale of advertising in the Mortgage Guide and Deposit and CD & Guide rate tables, newsletter subscriptions, and licensing of research information. Prior to our acquisitions in 2007 and 2008, the print publishing and licensing business represented as much as 20% of consolidated revenue for the year ended December 31, 2006. As discussed above, we acquired seven online businesses that significantly increased our online revenue by enhancing our existing product lines as well as adding lead generating businesses in the credit card and insurance product lines. Print publishing and licensing revenue dropped to under 5% of consolidated revenue for the quarter ended December 31, 2008, and was 6% of consolidated revenue for the first six months of 2009. In integrating our 2007 and 2008 acquisitions, we completed certain changes in our organizational structure during the fourth quarter of 2007, including the review by our chief operating decision maker of our financial information presented on a consolidated basis, and determined that we now operate as one reportable segment.

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

Comprehensive Income

Comprehensive income is the same as net income for the three and six months ended June 30, 2009 and 2008.

Recent Accounting Pronouncements

With the exception of those disclosed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009, as compared to the recent accounting pronouncements described in our 2008 Annual Report on Form 10-K.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP (FAS No. 168), which replaces FAS No. 162, The Hierarchy of GAAP and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. FAS No. 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. FAS No. 168 is effective beginning for periods ended after September 15, 2009. As FAS No. 168 is not intended to change or alter existing GAAP, it will not impact our financial condition, results of operations and cash flows.

In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”), which introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date as either the date the financial statements were issued or were available to be issued. This standard became effective for us in the quarter ended June 30, 2009. The implementation of this standard did not have a significant impact on our financial condition, results of operations or cash flows. We evaluated all events and transactions that occurred after June 30, 2009 up through August 10, 2009, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events; however, we did have the following unrecognizable subsequent events: we awarded 30,000 shares of restricted stock to an executive officer discussed in Note 2; three potential class action lawsuits were filed against us in July 2009 as discussed in Note 4 related to the definitive agreement we entered into on July 22, 2009 discussed in Note 5.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS No. 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We adopted this FSP during the quarter ended June 30, 2009. We do not currently have any instruments eligible for these disclosures and therefore there was no impact on our consolidated financial statements upon adoption.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors included in SFAS No. 142. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under SFAS No. 142. We adopted FSP FAS No. 142-3 as of the required effective date of January 1, 2009. We did not acquire any intangible assets during the six months ended June 30, 2009 nor did we have intangible assets with implicit or explicit renewal or extension terms and thus the adoption of FSP FAS No. 142-3 did not have a significant effect on our condensed consolidated financial statements.

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

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51. This standard clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We adopted SFAS No. 160 beginning January 1, 2009 with no material impact on our condensed consolidated financial statements.

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

Also in February 2009, we awarded 110,000 shares of restricted common stock to three executive officers. The awards have a
7-year term and vest as follows: 29,792 shares on April 30, 2010; 27,500 shares on April 30, 2011; 27,500 shares on April 30, 2012; and 25,208 shares on April 30, 2013. The awards also vest on a change in control provided certain conditions are met. We valued these awards at $27.75, the grant date fair value and the weighted average expected time to vest was 2.31 years. We also awarded 17,499 shares of restricted common stock to seven executive officers. The awards have a 7-year term and vest as follows: 6,319 shares on February 11, 2010; 5,833 shares on February 11, 2011; and 5,347 shares on February 11, 2012. The awards also vest on a change in control provided certain conditions are met. We valued these awards at $27.75, the grant date fair value and the weighted average expected time to vest was 1.81 years.

In accordance with the amendments to the restricted stock agreements described above, 70,000 shares vested on April 30, 2009 (excluding the 5,000 shares that vested pursuant to the Agreement described above). Since the vesting date was within a Blackout Period, as defined, in the Bankrate, Inc. Insider Trading Policy, the shares were distributed, and tax withholdings were calculated, on May 12, 2009. We withheld 23,982 shares to cover tax withholdings and issued 46,018 shares to the executive officers.

On July 15, 2009, we awarded 30,000 shares of restricted stock to an executive officer. The award has a 7-year term and vests as follows: 7,500 shares on July 15, 2010; 7,500 shares on July 15, 2011; 7,500 shares on July 15, 2012; and 7,500 shares on July 15, 2013. The awards also vests on a change in control provided certain conditions are met. We valued this award at $24.96, the grant date fair value, and the weighted average expected time to vest was 2.5 years.

Share-based compensation expense for the three and six months ended June 30, 2009 included approximately $622,000 and $1,336,000, respectively, related to the restricted stock awards; and for the three and six months ended June 30, 2008 included approximately $899,000 and $1,761,000, respectively, related to the restricted stock awards. Additionally, as of June 30, 2009, there was approximately $4.5 million of unrecognized compensation costs, adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately 1.45 years, related to non-vested restricted stock awards.

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

We estimated the expected term of outstanding stock options by taking the average of the vesting term and the contractual term of the option, as illustrated in Staff Accounting Bulletin (“SAB”) 107. We currently use the simplified method to estimate the expected term for employee stock option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for stock options granted after December 31, 2007. We adopted SAB 110 effective January 1, 2008 and will continue to apply the simplified method until enough historical experience is available to provide a reasonable estimate of the expected term for stock option grants. We estimated the volatility of our common stock by using a weighted average of historical stock price volatility and implied volatility in market traded options in accordance with SAB 107. The decision to use a weighted average volatility factor was based upon the relatively short period of availability of data on actively traded options on our common stock, and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We based the risk-free interest rate used in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The following table provides the weighted average fair value of the stock options granted during the three and six-month periods ended June 30, 2009 and 2008 using the Black-Scholes option pricing model together with a description of the weighted average assumptions used to calculate the fair value. Options exercisable into 67,500 shares were granted during the three and six months ended June 30, 2009, and options exercisable into 82,500 shares and 667,500 shares, respectively, were granted during the three and six months ended June 30, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average fair value	—	$21.88	$16.90	$25.72
Expected volatility	—	54.4%	57.8%	58.0%
Weighted average risk free rate	—	3.6%	1.7%	2.9%
Expected lives	—	4.75 years	4.19 years	4.99 years
Expected dividend yield	—	0%	0%	0%

The share-based compensation expense for stock options and restricted stock awards recognized in our condensed consolidated statements of income for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Income Statement Classifications
Cost of revenue	$352	$618	$724	$1,221
Other expenses:
Sales	533	525	1,112	1,020
Marketing	152	204	330	401
Product development	175	287	408	554
General and administrative	1,547	2,105	2,196	3,959

Total	$2,759	$3,739	$4,770	$7,155

Pursuant to the income tax provisions of SFAS No. 123R, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. As of June 30, 2009, there was approximately $11.4 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, which will be recognized over a weighted average period of approximately 1.94 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The total fair value of stock options that vested during the three and six months ended June 30, 2009 and 2008 was approximately $2.0 million and $5.0 million, and $2.2 million and $3.8 million respectively.

General Stock Option Information

The following table sets forth the summary of option activity under our stock option plans for the six months ended June 30, 2009:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2008	2,843,610	$0.85 to $53.68	$25.52
Granted	67,500	$26.61 - $38.93	$36.61
Exercised	(57,499)	$0.85 - $18.44	$11.83
Forfeited	(229,849)	$18.44 - $53.68	$52.11
Expired	—	—	—

Balance, June 30, 2009	2,623,762	$0.85 - $53.68	$23.78	$20,675,000

The aggregate intrinsic value of stock options outstanding as of June 30, 2009 is calculated as the difference between the market value at June 30, 2009 ($25.24) and the exercise price of the stock options.

Additional information with respect to outstanding stock options as of June 30, 2009, was as follows:

	Options Outstanding		Options Exercisable
Prices	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Number of Shares	Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
$0.85 - $8.46	806,623	2.15	806,623	$7.59	2.15
$10.01 to $13.32	391,826	2.27	391,826	$10.60	2.27
$14.96 to $18.44	100,811	2.71	100,811	$18.27	2.71
$26.61 to $32.75	381,335	4.33	221,405	$29.52	4.14
$35.75 to $40.36	446,429	4.76	255,637	$36.94	4.36
$40.42 to $53.68	496,738	5.14	254,027	$44.41	4.87

	2,623,762	3.52	2,030,329	$20.27	3.04	$20,675,000

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

We have not recorded a liability for unrecognized tax benefits as of December 31, 2008, and there have been no material changes in the liability for unrecognized tax benefits through June 30, 2009.

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

There are no accruals for the payment of interest and penalties at June 30, 2009. We would recognize interest accrued related to any liability for unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Stock Repurchase Plan

In April 2008, our board of directors approved a stock repurchase plan (the “Repurchase Plan”). According to the terms of the Repurchase Plan, we may repurchase up to $50 million of our outstanding common stock. Stock repurchases under the Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using our working capital. The timing and amount of specific repurchases are subject to the requirements of the Securities and Exchange Commission, market conditions, alternative uses of capital and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of shares and the Repurchase Plan may be limited or terminated at any time without prior notice. Shares of stock repurchased under the

Repurchase Plan will be cancelled. As of June 30, 2009, 205,000 shares were purchased for an average price of $24.94 under the Repurchase Plan and were subsequently cancelled. No shares were repurchased during the quarter ended June 30, 2009.

Legal Proceedings

Potential Class Action Matter

In July and August 2009, four lawsuits have been filed on behalf of a putative class of our public shareholders against us, our directors and officers, and the parties to the definitive agreement (the “agreement”) to be acquired discussed in Note 5. Three of the actions are pending in the Florida Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, styled Pfeiffer v. Evans, et al. (2009-CA-025137-xxxx-MB-AO), Bloch v. Bankrate, Inc., et al. (2009-CA-025312-xxxx-MB-AO), and KBC Asset Management N.V. v. Bankrate, Inc., et al., (2009-CA-025313-xxxx-MB-AJ). The fourth is pending in the United States District Court for the Southern District of Florida: Novick v. Bankrate, Inc. et al. (09-81138-Civ.). The complaints variously allege, among other things, that the defendants breached their fiduciary duties in connection with the agreement and the transactions contemplated by the agreement by failing to ensure that shareholders would obtain fair and maximum consideration under the circumstances, and by failing to disclose material information in the public filings. The Pfeiffer complaint alleges that Bankrate and an affiliate of Apax Partners LLP, and the KBC and Novick complaints allege that Apax Partners LLP and certain of its affiliates, aided and abetted the breaches of duty. Certain of the complaints variously seek, among other things, certification of a class consisting of owners of our common stock excluding the defendants and their affiliates, an order preliminarily and permanently enjoining the proposed transaction, accounting by the defendants to plaintiff for all damages allegedly caused by them and for all profits and any special benefits obtained as a result of their purported breaches of fiduciary duties, awarding plaintiff appropriate damages plus interest, rescission of the transaction if it is consummated, a judgment directing the directors to exercise their fiduciary duties to obtain a transaction that is in the best interests of shareholders until the process for the sale or auction of the Company is completed and the highest possible price is obtained, and attorneys’ fees and expenses. On July 30, 2009, the plaintiff in the Bloch action filed an amended complaint, motion for expedited proceedings, and motion to consolidate the three actions pending in the Florida Circuit Court. On July 31, 2009, the plaintiff in the KBC Asset Management action also filed an amended complaint, motion for expedited proceedings, and motion to consolidate the three actions pending in the Florida Circuit Court. The court in the Bloch action has scheduled a hearing on a plaintiff’s motion for preliminary injunction for August 20, 2009.

Because the outcome of these matters are uncertain at this time, we cannot estimate the amount of loss, if any, that could result from an adverse resolution of the matters.

Variant, Inc. Litigation

On April 23, 2009, Variant, Inc. filed complaints against five companies, including Bankrate, Inc. Variant claims the companies’ web sites infringe on a patent for the online marketing of goods.

The complaint claims that the defendants’ separate web sites and associated technology infringe U.S. Patent Number 7,379,000, titled “System for Marketing Goods and Services Utilizing Computerized Central and Remote Facilities”. Wisconsin-based Variant holds an exclusive license to the patent, according to the complaint. The patent describes a method in which consumers and sales representatives can exchange images and data and maintain voice contact via computer. The patent also describes a method for customers inexperienced with computers to easily access a presentation about products.

The complaint is seeking injunctive relief, treble damages and interest, as well as attorneys’ fees and costs. The plaintiffs are further asking the court to order the impoundment and destruction of all infringing apparatuses.

We believe that the allegations in the complaint are without merit, intend to vigorously defend against them. Because the outcome of the suit is uncertain at this time, we cannot estimate the amount of loss, if any, that could result from an adverse resolution of this matter.

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

On December 15, 2008, we filed a motion to dismiss the Amended Complaint because we believe the material allegations of the complaint are baseless and fail to state a cause of action. Following a court hearing on March 23, 2009, the court dismissed the Amended Complaint, and allowed plaintiff 30 days within which to file an amended complaint. Plaintiff filed a “Second Amended Complaint” on April 22, 2009 listing us and our Chief Executive Officer as defendants. The Second Amended Complaint contains only one count that alleges “fraud in the inducement” by the defendants in respect of us having entered into an asset purchase agreement dated February 5, 2008. Plaintiff seeks rescission as its only remedy. We believe that the allegations in the Second Amended Complaint are without merit and intend to vigorously defend against them.

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

Acquisition Earn-Out Payments

Pursuant to the terms of our acquisition agreements, there are potential cash earn-out payments to the former owners of acquired businesses of approximately $28.0 million in the aggregate through December 31, 2010 based on the businesses acquired achieving certain financial performance metrics.

NOTE 5 – SUBSEQUENT EVENT

On July 22, 2009, we entered into a definitive agreement (the “Merger Agreement”) to be acquired by funds advised by Apax Partners (“Apax”). Under the terms of the Merger Agreement, BEN Merger Sub, Inc., a newly formed entity wholly owned by Apax, commenced a tender offer on July 28, 2009 to acquire all of our outstanding common stock for $28.50 per share in cash (the “Offer”), to be followed by a merger to acquire all remaining outstanding shares at the same price paid in the Offer. The Offer will expire on August 24, 2009, unless extended in accordance with the terms of the Merger Agreement. The aggregate value of the proposed transaction is approximately $571 million. Our Board of Directors unanimously approved the transaction, which is subject to customary closing conditions, including minimum levels of participation in the Offer and regulatory approvals. The accompanying condensed consolidated financial statements do not reflect any purchase accounting adjustments that the surviving company in the merger will be required to make upon completion of the proposed transaction.

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

The MD&A is divided into sections entitled “Executive Summary,” “Critical Accounting Policies”, “Results of Operations,” “Liquidity and Capital Resources,” and “Off Balance Sheet Arrangements.” Information therein should help provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2009 compares to prior periods.

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

Proposed Merger

On July 22, 2009, we entered into a definitive agreement (the “Merger Agreement”) to be acquired by funds advised by Apax Partners (“Apax”). Under the terms of the Merger Agreement, BEN Merger Sub, Inc. a newly formed entity wholly owned by Apax, commenced a tender offer on July 28, 2009 to acquire all of our outstanding common stock for $28.50 per share in cash (the “Offer”), to be followed by a merger to acquire all remaining outstanding shares at the same price paid in the Offer. The Offer will expire on August 24, 2009, unless extended in accordance with the terms of the Merger Agreement. The aggregate value of the proposed transaction is approximately $571 million. Our Board of Directors unanimously approved the transaction, which is subject to customary closing conditions, including minimum levels of participation in the Offer and regulatory approvals.

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

Our most common graphic advertisement sizes are leader boards banners (728 x 90 pixels), which are prominently displayed at the top or bottom of a page, skyscrapers (160 x 600 or 300 x 600), rectangles (300 x 250 pixels, 300 x100, 180 x 150), and posters (330 x 275 pixels). These advertisements are sold according to the cost-per-thousand impressions (“CPM”) the advertiser receives, and in fixed-billed campaigns. In addition to the aforementioned creative specifications for our redesigned site we also accommodate additional advertisement configurations including video. The new re-designed web site will also provide dynamic page reformatting to help optimize the monetization of the site. These advertisements can be targeted to specific areas of our Online Network or on a general rotation basis. In addition, we offer product specific issues that are available for single sponsorships. Rates for product special issues are based on expected impression levels and additional content requirements. Advertising rates may vary depending upon the product areas targeted (home equity has a higher CPM than auto), geo-targeting (a premium for targeting advertisements to a specific state), the quantity of advertisements purchased by an advertiser, and the length of time an advertiser runs an advertisement on our Online Network.

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

Although graphic advertisements, hyperlink listings, and lead generation represented approximately 95% and 94%, respectively, of our revenue for the year ended December 31, 2008 and the six months ended June 30, 2009, we also derive revenue through the sale of print advertisements and the distribution (or syndication) of our editorial content.

The key drivers of our business include the content we produce, the number of in-market consumers visiting our Online Network, the number of page views they generate, and the demand of our Online Network advertisers. Since 2001 and through mid-2008, the number of advertisers on our web sites has grown steadily. Through the six months ended June 30, 2009, the number of advertisers has declined by approximately 30% due to the factors discussed in “Our 2009 Outlook” below. Annual unique visitors and page views have grown from approximately 40 million and 237 million, respectively, in 2001, to almost 72 million and 687 million, respectively, in 2008. Page views for the three and six months ended June 30, 2009 were 128.4 million and 327.8 million, respectively, representing declines of 13% and 10%, due primarily to the factors discussed below in “Our 2009 Outlook”, and a planned reduction in page views of between approximately 15% and 20% related to our web site re-design launched April 1, 2009.

Our gross margin as a percentage of revenue averaged 75% from 2002 to 2005. Our gross margin percentage decreased for the year ended December 31, 2006 to 69%, due to the inclusion of the results of FastFind, MMIS and Interest.com, which we acquired in the fourth quarter of 2005, and increased to 73% for the year ended December 31, 2007. The newspaper rate table business gross margin percentage averaged 11% for 2007 and 2006, declined to 7% for the year ended December 31, 2008 and the six months ended June 30, 2009. As revenue from our Online Network continued to grow as a percentage of total revenue, our overall gross margin percentage expanded. Through the end of 2007, revenue from our Online Network represented 88% of total revenue and 98% of gross margin dollars, compared to 80% of total revenue and 97% of gross margin dollars for the year ended December 31, 2006. For the year ended December 31, 2008 and the six months ended June 30, 2009, revenue from our Online Network represented 95% and 94%, respectively, of total revenue and 99% of gross margin dollars. With the addition of Nationwide Card Services (“NCS”), and InsureMe, Inc. (“InsureMe”), whose “affiliate driven” business models operate at significantly lower gross margins than our graphic ads and lead generation, and hyperlink businesses, our gross margin declined to 60% for the year ended December 31, 2008 and remained at 60% through the six months ended June 30, 2009. If we can drive Bankrate traffic to NCS and InsureMe through our advertising efforts, our content sharing and other products, we believe we can improve gross margins. As we further integrate the CreditCardGuide.com and Bankaholic acquisitions we can expect further margin improvement if we can reduce affiliate and revenue sharing expenses. However, the current market turmoil and tightening of credit have led to an increased level of consumer and commercial delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has, in some cases, adversely affected the financial services industry. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on our advertisers and our online visitors, which would continue to have a negative impact on our revenues and gross margins.

We expect revenue from our Online Network to command a larger percentage of revenue in the future while Mortgage and CD & Deposit Guide and other revenue remains flat or decreases.

We have generally reduced operating expenses as a percentage of total revenue from 58% in 2002 to 41% in 2008. This percentage was higher in the second quarter of 2009 due to the decline in online revenue. We continue to generate cash from operations. Our cash balance was $55.1 million as of June 30, 2009 after spending an aggregate of approximately $155.8 million for acquisitions in the fourth quarter of 2007 and first and third quarters of 2008.

(In thousands)	Q2 09	Q1 09	Q4 08	Q3 08	Q2 08	Q1 08	2007	2006	2005
Total revenue	$31,027	$38,337	$40,166	$44,033	$40,193	$42,463	$95,592	$79,650	$49,049
Operating expenses	14,797	15,224	17,384	16,607	16,038	15,195	42,099	40,749	21,993
Operating expenses as a percentage of total revenue	48%	40%	43%	38%	40%	36%	44%	51%	45%

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

•	Our advertisers may decrease advertising, thereby reducing our net revenues.

•	Tightening of credit availability can impact our revenues by limiting the need to advertise for loan and deposit products.

With the backdrop of the severe global economic crisis, in 2009, we are focusing on:

•	Integrating our recent acquisitions to maximize synergies and efficiencies.

•	Optimizing the revenue of our cost per thousand impressions (“CPMs”) and cost per clicks (“CPCs”) on our Online Network including the integration of the new acquisitions.

•	Completing the successful launch and integration of our web site re-design.

•	Enhancing search engine marketing and keyword buying to drive targeted impressions into our Online Network.

•	Expanding our co-brand and affiliate footprint.

•	Increasing advertising for our Deposit Guide rate tables.

•	Broadening the breadth and depth of the personal finance content and products that we offer on our Online Network.

•	Containing our costs and expenses.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. There have been no significant changes in our critical accounting policies or estimates during the six months ended June 30, 2009 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

See Note 1 in Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following is our analysis of the results of operations for the periods covered by our financial statements. This analysis should be read in conjunction with our interim condensed consolidated financial statements, including the related notes thereto.

Results of Operations

Revenue

Total Revenue

(In thousands)	Q2 09	Q1 09	Q4 08	Q3 08	Q2 08	Q1 08
Graphic ads and lead generation	$20,866	$25,415	$25,330	$27,838	$27,139	$26,445
Hyperlinks	8,156	11,039	12,958	14,108	10,675	13,560
Mortgage and CD & Deposit Guides and other	2,005	1,883	1,878	2,087	2,379	2,458

	$31,027	$38,337	$40,166	$44,033	$40,193	$42,463

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

Total revenue of $31,027,000 for the three months ended June 30, 2009 was approximately $9,166,000, or 23%, lower than the $40,193,000 reported for the same period in 2008. This decrease was due to a $6,272,000, or 23%, decline in graphic ad and lead generation revenue, a $2,519,000, or 24%, decrease in hyperlink revenue, and a $375,000, or 16%, decline in Mortgage and CD & Deposit Guide and other revenue.

Page views for the quarter ended June 30, 2009 were 128.4 million and were 19.5 million, or 13%, lower than the 147.9 million reported in the same period in 2008.

The 23% decline in graphic ad and lead generation revenue during the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 was driven by a decrease in advertiser demand for graphic advertising; a decrease in our Bankrate Select lead generation revenue due to the loss of a significant partner; and a decline in our credit card business; all of which we believe are consequences of the global problems in the banking and financial sectors. These declines were partially offset by growth in our insurance lead generation business.

Hyperlink revenue for the quarter ended June 30, 2009 of $8,156,000 was $2,519,000, or 24%, lower than the $10,675,000 reported in the second quarter of 2008 due primarily to a 34% decline in the number of clicks processed (lower page views and lower click rates).

Mortgage and CD & Deposit Guide and other revenue for the quarter ended June 30, 2009 was down $375,000, or 16%, compared to the same period in 2008, primarily due to a $349,000, or 15%, decline in Mortgage and CD & Deposit Guide revenue due to lower advertising demand in 2009 compared to 2008, and lower editorial sales revenue. We expect quarterly Mortgage and CD & Deposit Guide revenue to remain flat or possibly decline for the remainder of 2009.

Total revenue of $69,364,000 for the six months ended June 30, 2009 was approximately $13,292,000, or 16%, lower than the $82,656,000 reported for the same period in 2008. This decrease was due to a $7,302,000, or 14%, decline in graphic ad and lead generation revenue, a $5,040,000, or 21%, decrease in hyperlink revenue, and a $950,000, or 20%, decline in Mortgage and CD & Deposit Guide and other revenue.

Page views for the six months ended June 30, 2009 were 327.9 million and were 34.4 million, or 10%, lower than the 362.3 million reported in the same period in 2008.

The 14% decline in graphic ad and lead generation revenue during the six months ended June 30, 2009 compared to the same period in 2008 was driven by a decrease in advertiser demand for graphic advertising; a decrease in our Bankrate Select lead generation revenue due to the loss of a significant partner; and a decline in our credit card business; all of which we believe are consequences of the global problems in the banking and financial sectors. These declines were partially offset by growth in our insurance lead generation business.

Hyperlink revenue for the six months ended June 30, 2009 of $19,195,000 was $5,040,000, or 21%, lower than the $24,235,000 reported in the second quarter of 2008 due primarily to a 34% decline in the number of clicks processed (lower page views and lower click rates).

Mortgage and CD & Deposit Guide and other revenue for the first half of 2009 was down $950,000, or 20%, compared to the same period in 2008, primarily due to a $912,000, or 20%, decline in Mortgage and CD & Deposit Guide revenue due to lower advertising demand in 2009 compared to 2008, and lower editorial sales revenue.

The majority of our advertising customers purchase advertising under short-term contracts. Revenue from our Online Network would be adversely impacted if we experienced contract terminations, or if we were not able to renew contracts with existing customers or obtain new customers. The market for Internet advertising is intensely competitive and has, in the past, experienced downturns in demand that could adversely impact advertising rates. Future revenue would be further adversely affected if advertising demand declined and we were forced to reduce our advertising rates or if we were to experience lower CPMs.

In terms of page views, we believe our online business’s quarterly page view volumes will continue to be relatively consistent quarter to quarter with the exception of the fourth quarter where we typically experience lower traffic volume due to the holiday season. The first quarter of 2008 was atypically high in page view volume due to favorable mortgage interest rates and re-finance activity. Page views in the first and second quarters of 2009 were 7% and 13%, respectively, lower than the comparable quarters in 2008. Contributing to these declines were the factors discussed in “Our 2009 Outlook” above, and a planned decline of between approximately 15% and 20% related to our web site re-design launched on April 1, 2009.

Page Views

(In millions)

	2009	2008	2007	2006	2005	2004
Q1	199.5	214.4	143.2	124.2	111.0	117.2
Q2	128.4	147.9	136.1	116.0	113.8	92.6
Q3		160.1	144.2	126.6	107.8	92.0
Q4		164.7	131.0	120.6	97.6	91.3

Year		687.1	554.5	487.4	430.2	393.1

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

Gross Margin

(In thousands)	Q2 09	Q1 09	Q4 08	Q3 08	Q2 08	Q1 08
Total revenue	$31,027	$38,337	$40,166	$44,033	$40,193	$42,463
Cost of revenue	12,907	14,995	15,044	17,286	17,359	16,406

Gross margin	$18,120	$23,342	$25,122	$26,747	$22,834	$26,057

Gross margin as a percentage of revenue	58%	61%	63%	61%	57%	61%

Cost of revenue for the three months ended June 30, 2009 was $4,453,000, or 26%, lower than in the same period in 2008. This decline is due to the following: a $3,390,000 decrease in affiliate lead generated payments in our credit card business which relates directly to the decline in credit card revenue; a $598,000 decline in online revenue sharing payments to our distribution partners in line with the decline in graphic ad and CPC revenue; a $598,000 decrease in Internet hosting, phones and other infrastructure costs; a $320,000 decline in Mortgage and CD & Deposit Guide revenue sharing payments; and a $267,000 decrease in share-based compensation expense. These decreases were offset by a $720,000 increase in costs related to our insurance lead generation business, primarily affiliate lead generated payments, consistent with higher revenue volumes.

Cost of revenue for the first half of 2009 was $5,864,000, or 17%, lower than in the same period in 2008. This decline is due to the following: a $6,234,000 decrease in affiliate lead generated payments in our credit card business which relates directly to the decline in credit card revenue; a $1,420,000 decline in online revenue sharing payments to our distribution partners in line with the decline in graphic ad and CPC revenue; a $1,546,000 decrease in Internet hosting, phones and other infrastructure costs; a $796,000 decline in Mortgage and CD & Deposit Guide revenue sharing payments; and a $497,000 decrease in share-based compensation expense These decreases were offset by a $4,629,000 increase in costs related to our insurance lead generation business, primarily affiliate lead generated payments, consistent with higher revenue volumes.

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, allocated overhead, and share-based compensation expense.

Sales costs for the three months ended June 30, 2009 were $2,187,000, and were $20,000, or 1%, lower than the comparable amount reported in the second quarter of 2008. The decrease is due primarily to $53,000 higher commissions, offset by $72,000 lower infrastructure and other costs.

Sales costs for the six months ended June 30, 2009 were $4,621,000, and were $336,000, or 8%, higher than the comparable amount reported in the second quarter of 2008. The increase is due primarily to $201,000 net higher payroll and other infrastructure costs; $92,000 higher share-based compensation expense; and $43,000 higher commissions.

Marketing

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs, and share-based compensation expense.

Marketing costs for the three months ended June 30, 2009 were $2,170,000 and were $945,000, or 30%, lower than the comparable amount reported in the same period in 2008 due to the following: we spent $671,000 less, as planned, during the quarter on keyword campaigns to drive traffic to our Online Network compared to the same period in 2008 as more traffic continues to reach our Online Network from unpaid sources, and we continue to improve our efficiencies in monetizing that traffic; $83,000 lower annual partner conference expenses; $79,000 lower media production costs; $52,000 lower web analytics costs; $52,000 lower share-based compensation expense; and $8,000 lower other infrastructure costs.

Marketing costs for the six months ended June 30, 2009 were $4,647,000 and were $1,296,000, or 22%, lower than the comparable amount reported in the same period in 2008 due to the following: we spent $1,057,000 less, as planned, during the quarter on keyword campaigns to drive traffic to our Online Network compared to the same period in 2008 as more traffic continues to reach our Online Network from unpaid sources, and we continue to improve our efficiencies in monetizing that traffic; $83,000 lower annual partner conference expenses; $181,000 lower media production costs; $70,000 lower web analytics costs; $71,000 lower share-based compensation expense; offset by $89,000 higher market research costs and $77,000 other infrastructure costs.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development, other technology costs and share-based compensation expense.

Product development costs for the three months ended June 30, 2009 were $53,000, or 3%, lower than the comparable amount reported in the first quarter of 2008 due primarily to $112,000 lower share-based compensation expense; and $59,000 lower other infrastructure costs; offset by $80,000 higher web analytics costs; and $38,000 higher consulting costs.

Product development costs for the first half of 2009 were $63,000, or 2%, higher than the comparable amount reported in the second quarter of 2008 due primarily to $144,000 higher web analytics costs; and $44,000 higher consulting expenses; offset by $146,000 lower share-based compensation expense; and $21,000 higher other infrastructure costs.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, non-allocated overhead, other general corporate expenses and share-based compensation expense. In the second quarter of 2009, these costs were $1,321,000, or 20% lower than the comparable amount reported in the second quarter of 2008 due primarily to an $832,000 lower incentive compensation plan expense; and $557,000 lower share-based compensation expense; offset by $67,000 net higher other costs and infrastructure expenses.

General and administrative expenses in the first half of 2009 were $2,598,000, or 19%, lower than the amount reported in the first half of 2008 due primarily to $1,764,000 lower share-based compensation expense ($919,000 reversed in the first quarter for terminated employees whose stock options had not vested); an $867,000 lower incentive compensation plan expense; and $424,000 lower bad debt expense; offset by $247,000 higher payroll costs and net $210,000 higher other infrastructure costs.

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

Depreciation and amortization expense for the three and six months ended June 30, 2009 was $1,098,000, or 49%, and $2,284,000, or 57%, higher, respectively, than the amounts reported in the comparable periods in 2008 mainly due to $664,000 and $1,863,000, respectively, higher amortization of intangible assets related to our first and third quarter 2008 acquisitions and $384,000 additional depreciation expense in the second quarter of 2009 related to capitalized web site development costs.

Interest Income

Interest income consists of income generated from invested cash and cash equivalents. Interest income for the three and six months ended June 30, 2009 was lower than the amounts reported in the comparable periods in 2008 due to declines in interest rates and lower cash balances during the periods due to the cash payments made for our third quarter 2008 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	June 30, 2009	December 31, 2008	Change
Cash, cash equivalents and short-term investments	$55,089	$46,055	$9,034
Working capital	64,378	48,874	15,504
Stockholders’ equity	259,252	248,430	10,822

Our principal ongoing source of operating liquidity is the cash generated by our business operations. We consider all highly liquid debt investments purchased with an original maturity of less than three months to be cash equivalents. The carrying value of these investments approximates fair value. As of June 30, 2009, we were not invested in any investment grade auction rate securities.

As of June 30, 2009, we had working capital of $64.4 million and our primary commitments were approximately $8.6 million in operating lease payments over the next ten years, and capital expenditures and recurring payables and accruals arising during the course of operating our business, estimated at approximately $9.4 million through June 30, 2010. We generally establish payment terms with our vendors that extend beyond the amount of time required to collect from our customers. As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, we acquired the assets of four companies in 2008 and two companies in 2007 for which we made immediate cash payments of approximately $144.1 million. In addition, there are potential remaining cash earn-out payments of over $28.0 million in the aggregate through December 31, 2010 based on the businesses acquired achieving certain financial performance metrics. In February and April 2009, we paid cash acquisition earn-outs of $10 million and $1.75 million to InsureMe and NCS, respectively, all of which was accrued for as of December 31, 2008.

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

Stock Repurchase Plan

In April 2008, our board of directors approved a stock repurchase plan (the “Repurchase Plan”). According to the terms of the Repurchase Plan, we may repurchase up to $50 million of our outstanding common stock. Stock repurchases under the Repurchase Plan may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using our working capital. The timing and amount of specific repurchases are subject to the requirements of the Securities and Exchange Commission, market conditions, alternative uses of capital and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of shares and the Repurchase Plan may be limited or terminated at any time without prior notice. Shares of stock repurchased under the Repurchase Plan will be cancelled. As of June 30, 2009, 205,000 shares were purchased for an average price of $24.94 under the Repurchase Plan and were subsequently cancelled. No shares were repurchased during the quarter ended June 30, 2009.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of June 30, 2009.

(In thousands)	Total	Payments Due Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations (1)	$8,049	$1,309	$2,449	$2,060	$2,231
Purchase obligations (2)	599	496	103	—	—

	$8,648	$1,805	$2,552	$2,060	$2,231

(1)	Includes our obligations under existing operating leases.

(2)	Represents base contract amounts for Internet hosting, co-location, content distribution and other infrastructure costs.

During the six months ended June 30, 2009, we generated $23.0 million of net cash from operating activities. Our net income of $6.6 million was adjusted for the impact of depreciation and amortization of $6.3 million; share-based compensation expense of $4.8 million; bad debt expense of $63,000; excess tax benefits from share-based compensation of $136,000; a loss on disposal of assets of $7,000; and a net positive change in the components of operating assets and liabilities of $5.3 million. Of this positive change in operating assets and liabilities, $7.3 million resulted from a decrease in accounts receivable; $95,000 resulted from an decrease in prepaid expenses and other assets; $2.0 million resulted from an increase in accounts payable and accrued expenses; and a $71,000 decrease in deferred revenue and other liabilities.

Cash used in investing activities includes a $10 million acquisition earn-out payment to InsureMe, and a $1.75 million acquisition earn-out payment to NCS; and $1.6 million in purchases of furniture, fixtures, equipment and capitalized web site development costs.

Cash used in financing activities includes $729,000 in cash used to repurchase 40,000 shares of our common stock, and $136,000 excess tax benefits from share-based compensation.

Our existing cash and cash equivalents may decline in the event of further weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Also, assuming the transaction described in Significant Development above closes, we should have access to capital as needed.

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

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of June 30, 2009, all of our cash equivalents mature in less than three months.

Exchange Rate Sensitivity

Our exposure to foreign currency exchange rate fluctuations is minimal to none as we do not have any material revenues denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation our management, including the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009, nor subsequent to the date of their evaluation, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Several class action lawsuits have been filed in connection with the proposed merger with Apax. See Note 4 – Commitments and Contingencies in the Condensed Consolidated Financial Statements for litigation and regulatory disclosure that supplements the disclosure in our 2008 Annual Report on Form 10-K.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2008 Form 10-K, as updated in our subsequent quarterly reports. The risks described in the our 2008 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2008 Form 10-K, except for the following.

The Market Price of our Common Stock Has Been, and May Continue to Be, Materially Affected by the Proposed Tender Offer

The current market price of our common stock may reflect, among other things, the anticipated commencement and completion of the Offer. The current market price is higher than the price before the proposed Offer was announced on July 28, 2009. To the extent that the current market price of our common stock reflects market assumptions that the proposed Offer will be completed, it is possible that the price of our common stock could decline if these market assumptions are not realized. However, there can be no assurance in this regard or as to any other forward-looking statements or matters relating to our stock price or otherwise, which are subject to numerous uncertainties and matters beyond the control of the Company, including the closing conditions set forth in the Merger Agreement. In addition, please note that the Company has published a Solicitation/ Recommendation Statement on Schedule 14D-9 in accordance with the requirements of the Securities Exchange Act of 1934 and filed such Schedule 14D-9 with the Securities and Exchange Commission, which contains the recommendation of the board of directors of the Company with respect to the Offer. The statements in this report are not a solicitation or recommendation of the Company to its shareholders in connection with the proposed Offer, and shareholders should carefully review the Solicitation/Recommendation Statement before making any decision as to the Offer.

We may also be subject to additional risks, whether or not the Offer is commenced or completed, including:

•

our management having spent a significant amount of their time and efforts directed toward the proposed Offer, which time and efforts otherwise would have been spent on our business and other opportunities that could have been beneficial to us;

•	costs relating to the proposed Offer, such as legal, financial, and accounting fees, much of which must be paid regardless of whether the proposed Offer is completed;

•	uncertainties relating to the proposed Offer may adversely affect our relationships with our employees, online partners, advertisers and other key constituencies; and

•

the outcome of the pending litigation that has been instituted against us, or new litigation that may be instituted against us, our board of directors and others relating to the proposed Offer or any settlement of such litigation or judicial actions.

Accordingly, investors should not place undue reliance on the occurrence of the proposed Offer. The realization of any of these risks may materially adversely affect our business, financial condition, results of operations or the market price of our common stock.

Uncertainties Associated with the Proposed Offer May Cause a Loss of Employees and May Otherwise Materially Adversely Affect our Business Operations.

Our future results of operations will depend in part upon our ability to retain existing highly skilled and qualified employees and to attract new employees. The failure to continue to attract and retain such individuals could materially adversely affect our ability to compete. In addition, current and prospective employees may experience uncertainty about their roles if the proposed Offer is commenced and completed. This uncertainty may materially adversely affect our ability to attract and retain key management, sales, marketing, and other personnel. An inability to retain key personnel could have an adverse effect on our ability to operate the business as a stand-alone enterprise in the event the proposed Offer is not consummated.

In connection with the proposed Offer, some of our vendors, advertisers and strategic partners may delay or defer decisions relating to their ongoing and future relationships with us, which could negatively affect our revenues, earnings and cash flows and adversely affect our prospects and which could be detrimental to our stockholders if the Offer is not completed.

The Merger Agreement contains restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

The Merger Agreement contains restrictive covenants that limit our ability to take certain significant actions during the period prior to the completion of the proposed Offer. Although the Merger Agreement provides that BEN Holdings, Inc., the parent of BEN Merger Sub, Inc., will not unreasonably withhold its consent to us taking otherwise prohibited actions, there can be no assurances that BEN Holdings, Inc. will grant such consent. These restrictions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities, obtain future financing, fund needed capital expenditures, or finance equipment purchases, any of which could have a material and adverse effect on the prospects of our business, which could be detrimental to our stockholders in the event the Offer and subsequent merger are not completed.

In certain circumstances, the Merger Agreement requires us to pay BEN Holdings, Inc. a termination fee of $30 million or to reimburse up to $3 million of expenses of BEN Holdings, Inc. and its affiliates.

Under the Merger Agreement, we may be required to pay to BEN Holdings, Inc. a termination fee of $30 million or to reimburse up to $3 million of expenses incurred by BEN Holdings, Inc. and its affiliates in connection with the transactions contemplated by the Merger Agreement if the Merger Agreement is terminated under certain circumstances. Should the Merger Agreement be terminated in circumstances under which the termination fee or such expense reimbursement are payable, the payment could have material and adverse consequences to our financial condition and operations after such time.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on June 17, 2009. At the meeting, the stockholders elected Robert O’Block (14,845,189 affirmative votes and 972,633 votes withheld) and Randall E. Poliner (15,663,854 affirmative votes and 153,968 votes withheld) to the Company’s Board of Directors. The stockholders also ratified the appointment of Grant Thornton LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 (15,809,788 affirmative votes; 3,263 votes against; and 4,771 votes abstained).

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits

2.1	Agreement and Plan of Merger, dated as of July 22, 2009, among Ben Holdings, Inc., Ben Merger Sub, Inc., and Bankrate, Inc. – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K/A (filed July 23, 2009) (No. 0-25681).

2.2	Equity Commitment Letter of Apax US VII, L.P., Apax Europe VII-A, L.P., Apax Europe VII-B, L.P., and Apax Europe VII-I, L.P. and Ben Holdings, Inc. – incorporated herein by reference to Exhibit 2.2 of Registrant’s Form 8-K/A (filed July 23, 2009) (No. 0-25681).

2.3	Equity Commitment Letter of Apax US VII, L.P., Apax Europe VII-A, L.P., Apax Europe VII-B, L.P., and Apax Europe VII-I, L.P. and Ben Holdings, Inc. and Bankrate, Inc. – incorporated herein by reference to Exhibit 2.3 of Registrant’s Form 8-K/A (filed July 23, 2009) (No. 0-25681).

31.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.†

31.2	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.†

32.1	Certification of Thomas R. Evans, Chief Executive Officer and President of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.†

32.2	Certification of Edward J. DiMaria, Senior Vice President and Chief Financial Officer of Bankrate, Inc., Pursuant to 18 U.S.C. Section 1350.†

99.1	Form of Non-Tender and Support Agreement, dated as of July 22, 2009, by and among BEN Holdings, Inc., BEN Merger Sub, Inc., and each of Edward J. DiMaria, Daniel P. Hoogterp, Steven L. Horowitz, Michael Ricciardelli, Donaldson M. Ross and Bruce J. Zanca – incorporated herein by reference to Exhibit 9.(c)(6) of Registrant’s Form 14D-9 (filed July 22, 2009) (No. 0-25681).

99.2	Non-Tender and Support Agreement, dated as of July 22, 2009, by and among BEN Holdings, Inc., BEN Merger Sub, Inc., and Thomas R. Evans – incorporated herein by reference to Exhibit 9.(c)(7) of Registrant’s Form 14D-9 (filed July 22, 2009) (No. 0-25681).

99.3	Non-Tender and Support Agreement, dated as of July 22, 2009, by and among BEN Holdings, Inc., BEN Merger Sub, Inc., Peter Christopher Morse and the other parties named therein – incorporated herein by reference to Exhibit 9.(c)(8) of Registrant’s Form 14D-9 (filed July 22, 2009) (No. 0-25681).

99.4	Non-Tender and Support Agreement, dated as of July 22, 2009, by and among BEN Holdings, Inc., BEN Merger Sub, Inc., and Robert P. O’Block – incorporated herein by reference to Exhibit 9.(c)(9) of Registrant’s Form 14D-9 (filed July 22, 2009) (No. 0-25681).

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Dated: August 10, 2009	By:	/s/ EDWARD J. DIMARIA
Edward J. DiMaria
Senior Vice President and Chief Financial Officer (Mr. DiMaria is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)