Form 10-Q/A
period 2009-06-30
BANKRATE INC
filed 2009-08-17
CIK 1080866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Amendment No. 1)

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

Index

EXPLANATORY NOTE

Bankrate, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q for the quarter ended June 30, 2009 to correctly make reference to Form 10-Q for the period ended June 30, 2009 in the Section 906 of the Sarbanes-Oxley Act of 2002 certifications in Exhibits 32.1 and 32.2.

The information in Amendment No. 1 to Form 10-Q has not been updated from the original filing of the Form 10-Q except to reflect the revisions described above. This Amendment No. 1 to Form 10-Q does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

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

Bankrate, Inc.

Dated: August 17, 2009	By:	/s/ EDWARD J. DIMARIA
Edward J. DiMaria
Senior Vice President and Chief Financial Officer (Mr. DiMaria is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)